Form 10KSB
GREAT AMERICAN FAMILY PARKS INC
filed 2006-05-02
CIK 1297937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
Commission file number: 000-51254

GREAT AMERICAN FAMILY PARKS, INC.
(Name of small business issuer on its charter)

NEVADA	91-0626756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

208 SOUTH ACADEMY AVENUE, SUITE 130
EAGLE, IDAHO 83616
(Address, Including Zip Code of Principal Executive Offices)

(208) 342-8888
(Issuer's telephone number)

WITH COPIES TO:
RICHARD A. FRIEDMAN, ESQ.
SICHENZIA ROSS FRIEDMAN FERENCE LLP
1065 AVENUE OF AMERICAS
NEW YORK, NEW YORK 10018
Tel:(212) 930-9700 Fax:(212) 930-9725

Securities registered under Section 12(b) of the Exchange Act:
NONE

Securities registered under Section 12(g) of the Exchange Act:
NONE
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $6,978,066.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Based on the closing sale price on the OTC Bulletin Board on April 26, 2006, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $10,258,961. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 51,096,537 as of April 26, 2006.

Transitional Small Business Disclosure Format (Check one): Yes☐ No☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

Great American Family Parks, Inc. was originally incorporated on July 30, 1954 as Painted Desert Uranium & Oil Co., Inc. in Washington State. On October 1, 2002, Painted Desert Uranium & Oil Co., Inc. changed its name to Royal Pacific Resources, Inc. and its corporate domicile to the State of Nevada.

On December 19, 2003, Royal Pacific Resources, Inc. acquired the assets of Great Western Parks, LLC, including the Crossroads Convenience Center, pursuant to a Share Exchange Agreement that resulted in our current management assuming control and changing the corporate name to Great American Family Parks, Inc. The acquisition was accounted for as a reverse acquisition in which Great Western Parks was considered to be the acquirer of Royal Pacific Resources for reporting purposes. Our common stock outstanding increased from 2,533,000 to 29,600,000 as a result of the acquisition.

Overview

Great American Family Parks is in the business of acquiring, developing and operating local and regional theme parks and attractions. We plan to build a family of parks primarily through acquisitions of small local regional privately owned existing parks. Our goal is to develop a series of compatible but distinct entertainment and amusement products, including themed amusement parks, associated products, food and beverage, and multimedia offerings. The implementation of this strategy has begun with themed amusement parks and attractions. Our business plan is to acquire existing properties. The intent is to target properties located in and around “middle markets” listed among the 75 to 125 Standard Metropolitan Areas in the United States - a “niche market” of medium-sized urban areas.

Great American Family Parks, Inc. is the parent corporation of the following wholly-owned subsidiaries:

(1) GFAM Management Corporation, an Idaho corporation. GFAM Management Corporation will be responsible for overall management of our subsidiary operating companies Wild Animal Safari, Inc. and Crossroads Convenience Center LLC. and any additional theme parks or other operating units we may acquire. GFAM Management Corporation does not generate any revenues at present;

(2) Wild Animal Safari, Inc., a Georgia corporation that operates and owns the Wild Animal Safari theme park in Pine Mountain, Georgia.

(3) Crossroads Convenience Center LLC., an Idaho limited liability company that operates a fuel and retail facility located next to The Idaho Center, a regional entertainment complex in the Boise, Idaho metropolitan area.

Crossroads Convenience Center LLC

Crossroads Convenience Center LLC is a retail complex that is strategically located next to The Idaho Center, a multi-purpose entertainment venue in Treasure Valley, Idaho. Crossroads Convenience Center is a wholly-owned subsidiary of Great American Family Parks, and is known as Crossroads Convenience Center LLC. Crossroads was our primary business prior to our purchase of the Wild Animal Safari Park, also known as Pine Mountain Wild Animal Park. We will continue to operate the Crossroads Convenience Center facility. However, it is not intended to be our primary business. Our primary business objective is to expand our current theme park operation to include additional theme parks and attractions rather than own facilities adjacent to entertainment facilities owned by third parties.

Crossroads Convenience Center LLC was formed early in 1999 by our President and CEO, Larry Eastland and other investors who are no longer affiliated with us. Crossroads commenced operations in July 1999. In December 2003, Crossroads became part of Great Western Parks LLC. Subsequently, Great Western Parks LLC sold Crossroads and other assets to Royal Pacific Resources, Inc. pursuant to a Share Exchange Agreement that resulted in our current management assuming control and changing the corporate name to Great American Family Parks, Inc. The acquisition was accounted for as a reverse acquisition in which Great Western Parks was considered to be the acquirer of Royal Pacific Resources for reporting purposes. Our common stock outstanding increased from 2,533,000 to 29,600,000 as a result of the acquisition.

Although our primary objective, as implied in the name “Great American Family Parks, Inc.”, is the creation a company whose primary business is the operation and management of multiple theme parks. Crossroads was viewed as an ideal business upon which to build our company. Crossroads brought a significant revenue base upon which to build a growing business. In addition to its history of revenue growth, Crossroads contained many of the same elements as a theme park, including: (1) high volume, cash based retail sales and (2) cost and control procedures that are similar to those required in the operation of theme parks. In addition, theme parks typically contain retail facilities, similar to Crossroads which sell food and beverage items and souvenirs. Therefore, Crossroads was viewed as a vital component to our presentation as a public company, and demonstrated our commitment for potential acquisitions.

Since Crossroads Convenience Center opened in 1999, the surrounding area has undergone the following development: the largest regional auto mall in Idaho; The Idaho Center entertainment and athletic facility; the Boise State University extension campus; several office buildings; a hospital; a hotel and; a new road system from the Interstate exit through the Crossroads complex.

The following products account for the majority of Crossroads’ sales: fuel; food and beverage items; various sundries; automobile accessories; souvenirs; music; automated teller machine fees; and state lottery sales.

Wild Animal Safari Theme Park

Our Wild Animal Safari Inc. subsidiary owns and operates the Wild Animal Safari theme park, which is located on 200 acres of a 500-acre plot, and includes a drive-through animal viewing area that opened in 1991. It is home to more than 1,800 animals from every continent (except Antarctica.) Most animals roam wild throughout a natural habitat of more than 200 acres; the total area utilized will be increased as further venues are added. In addition to availing themselves of the amenities described below, visitors to Wild Animal Safari are able to observe, photograph, and feed the animals from their own cars as they drive along the more than three miles of paved roads that run throughout the habitat area. Some animals are contained in special fenced areas or pens within natural habitat, and others are located in a more traditional zoo-like atmosphere.

In addition to the animal environments, the theme park contains a gift shop (recently expanded and redesigned), a new restaurant that includes the Noble Roman’s Pizza and Tuscano’s Italian Subs franchises which were purchased by our Wild Animal Safari, Inc. subsidiary on June 21, 2005, and an ice cream parlor, an arcade, a picnic and group recreation area, lakes, a pavilion and concessions. Our Georgia Wildlife Museum, located next to our petting zoo, features wildlife specimen native to Georgia recreated in natural-like settings. Visitors to the Park have increased every year, and during calendar year 2005 totaled approximately 125,000 people. The pre-existing operating management of Safari has been supplemented by corporate management for the new entities being brought to the enterprise by GFAM. The former principal owner of Pine Mountain Wild Animal Park continues to be available on a consulting basis.

Wild Animal Safari’s growth plans are predicated upon: prior operating results; the experience and expertise of GFAM’s management team; and, the development of unused acreage surrounding the park. We are currently in the process of developing a master plan for the entire 500 acre property. This master plan will determine the design, financial commitment, and timetable for the development of the entire property.

Wild Animal Safari is located approximately five miles from Callaway Gardens, a major recreational, lodging and retail facility. Callaway is in the process of building a $20,000,000 hotel complex. Because Wild Animal Safari is located between Callaway Gardens and the Interstate, we anticipate that the development of this luxury hotel complex at Callaway Gardens will result in thousands of new visitors driving past the Wild Animal Safari Park, creating a significant new base of potential customers.

Additionally, the U.S. Department of Defense Base Realignment and Closure Commission recommendations that were approved by Congress, has resulted in adding between 20,000 and 30,000 new families to Fort Benning, Georgia, which is located approximately 30 miles from the Wild Animal Safari Park. Wild Animal Safari is the closest entertainment facility of its kind to Fort Benning, and we are aggressively promoting Wild Animal Safari to the families living at Fort Benning, or who are arriving there as new residents.

Recent hurricanes in the Southeastern United States have had a marginal impact on attendance at the park. However, future extreme weather conditions and increases in the price of fuel could reasonably be expected to affect attendance at the Wild Animal Safari Park.

Safari’s main product is the opportunity to interact with our 1,800 animals from across the globe. However, we also sells food and beverages in our restaurant, and gift items from the Gift Shop to include shirts and hats, specialty items, educational books and toys about animals of the world, other toys, authentic gifts from various continents (ostrich eggs, hides and skins) and other children’s things.

Safari purchases animals throughout the United States, and only seldom requests a permit to import animals. Auctions and sales of animals across the U.S. occur often and, we participate depending on which animals we believe will enhance our offerings. Most animals are born on the property itself. Food and beverages are purchased locally, although the main products and ingredients for the Noble Roman’s Pizza and Tuscano’s Subs are purchased from the national franchisor company.

Noble Roman’s Pizza and Tuscano’s Italian Subs Franchises

On June 21, 2005 our Wild Animal Safari, Inc. subsidiary entered into an agreement with Noble Romans, Inc. to purchase franchise rights to own and operate a Noble Roman’s Pizza and Tuscano’s Italian Subs food franchise operation at our Wild Animal Safari theme park. The two franchise agreements, which are identical except for the franchise name, contain the following significant terms:

•	Each Agreement is for a term of five years, with automatic extensions of five years assuming the franchisee is not delinquent in fulfilling the terms of the Agreements at the time of renewal;

•	There are no territorial rights;

•	All costs and expenses related to construction and implementation are the franchisee’s responsibility;

•	The initial franchise fee was $5,000 for each franchise. An additional $10,000 per franchise was paid for equipment and signage;

•	The Franchisor receives 7.0% of gross sales proceeds.

Research and Development

No research and development occurs in our Crossroads or Wild Animal Safari businesses except for normal product testing.

Government Regulation

Our Crossroads and Wild Animal Safari facilities operate under various licenses and approvals from government at various levels. Crossroads has all licenses in place, and Wild Animal Safari has received its own operating license from the USDA. The licenses under which our businesses operate are crucial to our ongoing operations. Should any changes occur in the licensing requirements for either business, this could have an adverse effect on revenues, profits and attendance.

Environmental laws were particularly important to the construction of Crossroads because of the fuel tanks. However, we used the most stringent fuel tanks on the market, and have them checked on an on-going basis. There are inspections at Safari, but the nature of the business makes it much less likely for there to be environmental concerns.

Wild Animal Safari Business Licenses

1) U.S. DEPARTMENT OF INTERIOR - FISH & WILDLIFE - IMPORT/ EXPORT LICENSE
Renewal Date: May 31, 2006
Notification of Renewal: 1-2 months prior, a renewal form is sent to be updated, signed and returned with $100 check
Date of Issuance: Not available.
Grounds for Revocation: Smuggling, violation of clearance procedures, proper notification of shipments, etc.
Notes: This license is not crucial for the operation of the business, but would be necessary for importing/exporting animals, skins, horns, etc.

2) UNITED STATES DEPARTMENT OF AGRICULTURE - CLASS C EXHIBITOR LICENSE
Renewal Date: October 13, 2006
Notification of Renewal: 1-2 months prior, a renewal form is sent to be updated, signed and returned with $300 check
Approximate Date of Issuance: 1991
Grounds for Revocation: “If the Secretary has reason to believe that any person licensed as an…exhibitor…subject to section 2142 of this title, has violated or is violating any provision of this chapter (54), or any of the rules or regulations or standards promulgated by the Secretary hereunder, he may suspend such person’s license temporarily, but not to exceed 21 days, and after notice and opportunity for hearing, may suspend for such additional period as he may specify, or revoke such license, if such violation is determined to have occurred.”

3) GEORGIA DEPARTMENT OF NATURAL RESOURCES - WILDLIFE ANIMAL LICENSE
Renewal Date: March 31, 2006
Notification of Renewal: Mid-January, a renewal form is sent to be updated, signed and returned with $236 check
Approximate Date of Issuance: 1991
Grounds for Revocation: License is dependent upon current and valid USDA license. Violations are given different amounts of response times based upon the type of violation. Complete Revocation of license can only result from direct permission from the Commissioner of Natural Resources.

4) GEORGIA DEPARTMENT OF NATURAL RESOURCES - WILDLIFE EXHIBITION LICENSE
Renewal Date: March 31, 2006
Notification of Renewal: Mid-January
Approximate Date of Issuance: March 1991.
Grounds for Revocation: Liability insurance must be maintained at all times. License is dependent upon current and valid USDA license. Violations are given different amounts of response times based upon the type of violation. Complete Revocation of license can only result from direct permission from the Commissioner of Natural Resources.

5) TROUP COUNTY BUSINESS LICENSE
Renewal Date: 1-1-06 to 2-15-06 (yearly)
Notification of Renewal: Mid-October
Approximate Date of Issuance: 1991.
Grounds for Revocation: Not renewing license and legitimate complaints by neighbors.

6) GEORGIA DEPARTMENT OF HUMAN RESOURCES - FOOD SERVE PERMIT
Renewal Date: 1-1-06 to 2-15-06 (yearly)
Notification of Renewal: Mid-December
Approximate Date of Issuance: 1991
Grounds for Revocation: A failing food inspection score. Being the source of food related illnesses.

Competition

The theme park industry is highly competitive, highly fragmented, rapidly evolving, and subject to technological change and intense marketing by providers with similar products. One of our competitors for general recreation consumer spending, Callaway Gardens, is located within five miles of our Wild Animal Safari park. Many of the Company’s current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than the Company has. In the event that such a competitor expends significant sales and marketing resources in one or several markets the Company may not be able to compete successfully in such markets. The Company believes that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect the Company’s gross margins if the Company is not able to reduce costs commensurate with such price reductions. In addition, the pace of technological change makes it impossible for the Company to predict whether it will face new competitors using different technologies to provide the same or similar products offered or proposed to be offered by the Company. If the Company’s competitors were to provide better and more cost effective products, the Company’s business initiatives could be materially and adversely affected.

In addition to competing with other themed and amusement parks, our venues compete with other types of recreational venues and entertainment alternatives, including but not limited to movies, sports attractions, vacation travel and video games. There can be no assurance that our Company will successfully differentiate itself from these entertainment alternatives or that consumers will consider our entertainment offerings to be more appealing than those of our competitors.

Employees

As of April 15, 2006, we have 20 full-time employees, which includes our President, and 15 part-time employees. During Wild Animal Safari’s prime attendance season, which runs from March through August, we typically engage up to 20 additional part-time employees. We also engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation."

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

ITEM 2. DESCRIPTION OF PROPERTY

Our major real property holding is located in Pine Mountain, Georgia. Wild Animal Safari, Inc. is a 200-acre wild animal park as part of a 500-acre parcel owned by GFAM to be developed in totality. The land has an appraised value of approximately $3.4 million.
The Crossroads Convenience Center LLC is located in Treasure Valley, Idaho, and is the primary retail and food services facility for The Idaho Center, a regional entertainment facility which hosts events including the nationally-acclaimed Snake River Stampede rodeo, horse events, state and regional athletic events, concerts by internationally renowned musical entertainers (such as Neil Diamond, Cher and Garth Brooks) and the CBA Idaho Stampede basketball team. The total property size is 1.5 acres. The facility has an appraised value of approximately $2.4 million.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings, other than routine litigation deemed incidental to our business. There are no legal, administrative, arbitral, governmental or other proceedings, actions or governmental investigations of any nature pending or, to the best knowledge of the Company, threatened, against the Company, which could result in a material loss to the Company. The Company is not subject to any order, judgment, injunction, rule or decree that has or could result in a material loss to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our common stock has been traded on the Pink Sheets under the symbol "GFAM". The table below sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the Pink Sheets. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits.

		High	Low
2006	First Quarter	$0.40	$0.26

2005	Fourth Quarter	$1.07	$0.38
	Third Quarter	$1.35	$0.85
	Second Quarter	$1.23	$0.45
	First Quarter	$1.60	$1.01

2004	Fourth Quarter	$1.65	$1.25
	Third Quarter	$1.65	$1.01
	Second Quarter	$1.15	$0.60
	First Quarter	$3.06	$1.02

As of April 20, 2006, there were 45,046,537 shares of common stock outstanding.

As of April 20, 2006, there were approximately 3,242 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name. Royal Pacific Resources, Inc., which is the predecessor of Great American Family Parks, Inc., had in excess of 3,000 shareholders when it acquired the assets of Great Western Parks LLC in December of 2003 pursuant to a Share Exchange Agreement that resulted in our current management gaining control of Royal Pacific Resources and changing the name to Great American Family Parks, Inc.

As of April 20, 2006, there were approximately 14,300,000 warrants to purchase our common stock outstanding.

DIVIDEND POLICY

We do not currently pay any dividends on our common stock, and we currently intend to retain any future earnings, if any, for use in our business. Any future determination as to the payment of dividends on our common stock will be at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our Board of Directors. The declaration of dividends on our common stock also may be restricted by the provisions of credit agreements that we may enter into from time to time.

SALES OF UNREGISTERED SECURITIES

Except as set forth below, there were no sales of unregistered securities by Great American Family Parks, Inc. during the past three fiscal (3) years:

On June 24, 2005, the Company completed a private offering of common stock and warrants to accredited and institutional investors. The offering resulted in the sale of 11,128,000 shares of common stock and warrants to purchase 11,128,000 shares of our common stock for which the Company received a net sum of $3,338,400.

On June 13, 2005 the Company acquired the assets of Ron Snider & Associates, Inc. (aka Pine Mountain Wild Animal Park). As part of that transaction, the Company paid 50,000 in shares at closing for the Third Extension of the two Agreements. Additionally, the Company agreed to pay to Ron Snider personally 150,000 in shares as one half of a three year consulting contract, said shares to be paid at the beginning of each of the three years in three equal parts. Also, as part of the purchase agreement, the Company paid to Jason Hutcherson and Philip Michael Miller 10,000 common shares each of the Company’s stock.

On September 28, 2004, the Company completed a private offering of common stock and warrants to accredited and institutional investors. The offering resulted in the sale of 1,716,000 shares of common stock and warrants to purchase 1,716,000 shares of our common stock for which the Company received a net sum of $363,583.

On December 23, 2003 Great American Family Parks completed the acquisition of all member interests in Crossroads Convenience Center, LLC from Great Western Parks LLC by the issuance of 27,067,000 shares of its common capital stock.

On December 19, 2003 the Company issued 600,000 restricted common shares to two individuals for consulting services.

* All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Great American Family Parks or executive officers of Great American Family Parks, and transfer was restricted by Great American Family Parks in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements provided in this annual report on Form 10-KSB. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

The forward-looking information set forth in this annual report is as of the date of this filing, and we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of this annual report.

OVERVIEW

Great American Family Parks is in the business of acquiring, developing and operating local and regional theme parks and attractions. We are in the process of building a family of parks primarily through acquisitions of small local or regional privately owned parks. Our goal is to develop a series of compatible, but distinct entertainment and amusement products including themed amusement parks, associated products, food and beverage, and multimedia offerings. The implementation of this strategy has begun with themed amusement parks and attractions. Our business plan is to acquire existing properties with three criteria in mind:

•	Properties that have an operating history and are profitable;

•	Properties where our management team believes the potential exists to increase profits and operating efficiencies; and

•	Properties where there is additional, underutilized land upon which to expand operations.

Additionally, it is our belief that we can best achieve growth by acquiring parks in stages. The first stage would entail acquiring parks with under $10 million in revenues moving up to larger parks until we have achieved $100 million in revenues. Upon completion of this initial stage of acquisitions, we intend to reassess our position in the industry and determine the next set of goals. Our acquisition strategy will ensure that each acquisition can be readily integrated into our family of parks. Having observed theme park companies that have grown by using what we consider to be a risky strategy, we intend to base our growth upon the existing assets and operating history of the acquisitions, rather than upon projected results.

It also is our belief that acquisitions should not unnecessarily encumber the Company with debt that cannot be justified by current operations. By using a combination of equity, debt and other non-traditional financing options, we intend to carefully monitor shareholder value in conjunction with our pursuit of growth.

We plan to target properties located in and around “middle markets” listed among the 75 to 125 largest Standard Metropolitan Areas in the United States - a “niche market” of medium-sized urban areas. However, opportunities may arise which cause us to deviate from this strategy, as was the case with our acquisition of the Pine Mountain Wild Animal Park, which is located in the Atlanta Standard Metropolitan Area, one of the largest Standard Metropolitan Area’s in the United States.

Great American Family Parks, Inc. is the parent corporation of the following wholly owned subsidiaries:

(1) GFAM Management Corporation, an Idaho corporation. GFAM Management Corporation is responsible for overall management of all operating entities, which includes our Wild Animal Safari theme park, Crossroads Convenience Center LLC., and any additional theme parks we may acquire. GFAM Management Corporation does not generate any revenues separate from the operating units at present;

(2) Wild Animal Safari, Inc., a Georgia corporation that operates and owns the Wild Animal Safari theme park in Pine Mountain, Georgia.

(3) Crossroads Convenience Center LLC., an Idaho limited liability company that operates a fuel station and retail facility located next to The Idaho Center, a regional entertainment complex in the Boise, Idaho metropolitan area.

Crossroads Convenience Center LLC’s revenues are derived from the sale of four primary groups of products: fuel; fast food; home and automobile accessories and souvenirs; miscellaneous items. Wild Animal Safari Inc.’s revenues are primarily derived from sales of the following items at the Wild Animal Safari Park: (1) admission fees (2) food and beverage and related items; and, (3) gift store and specialty items.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenues

Revenues increased $2,367,614 to $6,978,066 for the year ended December 31, 2005, as compared to revenues of $4,610,452 for the year ended December 31, 2004. The increase in revenues was due to additional purchasers of the products sold at our Crossroads Convenience Center complex. The increase in purchasers is due primarily to the development of the following facilities located within one mile of Crossroads Convenience Center complex: the largest regional auto mall in Idaho; the 7,500 student Boise State University campus; the doubling of offerings at The Idaho Center entertainment complex; three multi-story office buildings; a regional hospital complex; a hotel; renovation of the I-84 off-ramp and surrounding roads leading to the Crossroads Convenience Center and; the Walmart and Sam’s Club facilities currently under construction.

Cost of revenues increased $1,619,578 to $5,640,825 for the year ended December 31, 2005, as compared to cost of revenues of $4,021,247 for the year ended December 31, 2004. The increase in cost of revenues was due to the increase in the cost of fuel. The cost of fuel remains a challenging factor with inherent uncertainties as to the ultimate impact on our profits. To date, the evidence suggests that customers will increase their total per visit purchase amounts irrespective of fuel prices, although this may not be true of potential future increases in fuel costs. If our customers reallocate their dollars spent, this will most likely be to increase their fuel purchase amount and decrease their in-store purchases. Since in-store purchases have a higher profit margin than fuel profits, this could mean an increase in total revenues accompanied by a decrease in profits. However, because neither consumer spending habits nor fuel prices have stabilized to the point where knowledgeable estimates can be made on future sales based on past performance, thecost of fuel remains a variable which we will monitor carefully in the months to come.

Gross margins increased $748,036 to $1,337,241 for the year ended December 31, 2005, as compared to $589,205 for the year ended December 31, 2004.

Expenses

General, administrative and selling expenses increased $1,132,443 to $1,850,509 for the year ended December 31, 2005, as compared to $718,066 for the year ended December 31, 2004. The increase in general, administrative and selling expenses was due to the cost of our acquisition of the Pine Mountain Wild Animal Park and associated financing activities during 2005. Expenses for due diligence, legal fees, our audits for the preceding two years of the park, a park appraisal, and an animal appraisal all were required as part of our responsibility to our Board in making the decision to proceed. Additionally, we pursued investigation of other opportunities, which were ultimately rejected in favor of the Wild Animal Safari theme park acquisition.

Depreciation and Amortization

Our depreciation and amortization expense increased $5,464 to $106,517 for the year ended December 31, 2005, as compared to $101,053 for the year ended December 31, 2004 because of the purchase of the Wild Animal Safari Park.

Net Loss

We posted a net loss of $827,617 for the year ended December 31, 2005, an increase of $547,211 as compared to a net loss of $280,406 for the year ended December 31, 2004. The net loss is attributable to expenses incurred in connection with our acquisition strategy, as noted above. During 2005, we incurred due diligence costs in connection with our investigation of several potential acquisition opportunities. We expect to continue to incur costs in connection with our pursuit of additional acquisitions of theme parks, which is our intended business plan.

Liquidity and Capital Resources

Our total current assets at December 30, 2005 were $230,399, including $62,213 in cash as compared with $128,739 in total current assets at December 31, 2005, which included cash of $29,813. Additionally, we had shareholder equity in the amount of $2,508,167 at December 31, 2005 as compared to shareholder equity of $291,859 at December 31, 2004.  This increase was a result of the Company’s sales of common stock and the purchase of the assets that created Wild Animal Safari, Inc. As will be noted from the financial statements, the only significant change to the consolidated financial statement is the acquisition of the assets that created Wild Animal Safari, Inc.

Our cash on hand increased $33,400 to $63,213 as of December 31, 2005, as compared to cash on hand of $29,813 for the year ended December 31, 2004. The Company intends to continue the development of its business interests, however, there is insufficient working capital necessary at present to be successful in this effort, which raises substantial doubt about our ability to continue as a going concern.

The number of common shares outstanding increased from 33,184,000 shares at December 31, 2004 to 44,946,537 shares at the December 31, 2005, an increase of 35.45%. During that period our shareholders equity increased from $291,859 at December 31, 2004 to $2,508,167 at December 31, 2005.

During the second quarter of 2005, we obtained funding needed to complete the purchase of Wild Animal Safari through a private placement of approximately 11,128,000 shares of our common stock and 11,128,000 warrants resulting in gross proceeds of approximately $3,338,400. We will require additional debt and/or equity funding in order to pursue our strategy of acquiring additional theme parks, which is our intended business plan. However, we will be able to support our operations over the next 12 months from our revenues even if the funding necessary to complete further potential acquisitions does not materialize.

On June 13, 2005, we completed our acquisition of the assets of Ron Snider & Associates, Inc. also known as Pine Mountain Wild Animal Park, located in Pine Mountain, Georgia. At closing, we paid $350,000 in cash and a promissory note for $350,000. The promissory note bears interest at 7.5% per annum and is payable in eighty-three monthly payments of principal and interest of $5,368. We also entered into a Real Estate Purchase agreement for the underlying land and all buildings, improvements and fixtures of the park for $4,000,000. We paid $2,000,000 in cash at closing and issued a promissory note for $2,000,000. The note bore interest at 7.5% per annum and was payable in eighty-three monthly payments of principal and interest of $30,676. Both notes were secured by a first priority Security Agreement on the operating assets and a first Security Deed on the real estate. An agreement extension payment of $50,000 for extension of closing was also paid in addition to 50,000 shares of Company stock.

On November 17, 2005, our wholly owned subsidiary, Wild Animal Safari, Inc., completed the refinancing of the debt we incurred on June 13, 2005 in connection the acquisition of the Wild Animal Safari theme park from Ron Snider & Associates, Inc. and related entities. A new loan in the principal amount of $2,300,210.09 was obtained from Commercial Bank & Trust Company of Troup County in LaGrange, Georgia. As a result of this refinancing, the promissory notes in the aggregate principal amount of $2,350,000 that were issued to Ron Snider & Associates, Inc. and its affiliated entities were paid in full and the liens which were held by those entities against the Wild Animal Safari theme park assets were released. The new loan is secured by a first priority security agreement and a first priority security deed on the Wild Animal Safari theme park assets.

In addition, on November 17, 2005, our Wild Animal Safari, Inc. subsidiary obtained a line of credit loan from Commercial Bank & Trust Company of Troup County for working capital purposes in the principal amount of $200,000.00. This line of credit loan is renewable annually, subject to the satisfactory performance by Wild Animal Safari, Inc. under the terms of the line of credit. It is also secured by a lien on the Wild Animal Safari theme park assets.

We believe that we have sufficient cash, other current assets and operating cash flow to sustain foreseeable organic growth throughout the next fiscal year. Management intends to seek additional needed funds through financings or other avenues such as loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. We have no commitments for any additional funding and no assurance can be given that we will be able to raise additional funds on commercially acceptable terms or at all. Unless we can raise needed capital or experience a significant increase in income, we may need to curtail expenditures and cancel or delay our efforts to establish and expand our operations. Our continuation as a going concern is dependent upon, among other things, our ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet our obligations on a timely basis. No assurance can be given that we will be able to obtain such financing on acceptable terms. Our independent registered public accounting firm, in their reports on our financial statements for the year ended December 31, 2005 expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty. In addition, any future capital raised by our company is likely to result in substantial dilution to existing stockholders.

Although we have negative working capital, our principal source of income is from cash sales, which are expected to provide sufficient cash flow to service our current debt.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An infinite number of variables can be posited that could have an effect on valuation of assets and liabilities. For example, it is assumed that:

•	Revenue and profit growth at our Crossroads Convenience Center and Wild Animal Safari subsidiaries will continue;

•	The infrastructure in both entities will accommodate the additional customers;

•	Cost of improvements and operations will remain a relatively stable budgeted allocation;

•	Per capita spending by the customers will continue to rise in relation to the rise in capital expenditures;

•	Current economic dislocations in the Southeastern United States due to Hurricanes Katrina and Wilma will not materially affect entertainment spending in our market.

If any one of these assumptions, or combination of assumptions, proves incorrect, then the values assigned to real estate, per capita revenues, attendance and other variables that have remained consistent over the past two years may not be realized. The same would be true if higher than expected revenue streams occurred.

RISK FACTORS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. SOME OF THE INFORMATION CONTAINED IN THIS DISCUSSION AND ANALYSIS OR SET FORTH ELSEWHERE IN THIS ANNUAL REPORT, INCLUDING INFORMATION WITH RESPECT TO OUR PLANS AND STRATEGIES FOR OUR BUSINESS, INCLUDES FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. YOU SHOULD REVIEW THE "RISK FACTORS" SECTION OF THIS REPORT FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS DESCRIBED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD SUFFER.

Risk Factors Relating to Our Business:

We May Never Become Profitable Nor Continue As A Going Concern Because We Have Had Losses Since Our Inception.

As indicated in the audit opinions contained in our financial statements that are part of this prospectus, we may never become profitable nor continue as a going concern because we have incurred losses and experienced negative operating cash flow since our formation. For our fiscal years ended December 31, 2005 and 2004, we had a net loss of $(827,617) and $(280,406), respectively. We expect to continue to incur significant expenses. Our operating expenses have outpaced and may continue to outpace revenues, which could result in significant losses in the near term. We may never be able to reduce these losses, which would require us to seek additional debt or equity financing. If such financing is obtained our existing shareholders may experience significant additional dilution.

We intend to continue the development of our business interests. However, we have insufficient working capital necessary to be successful in this effort, which raises substantial doubt about our ability to continue as a going concern. We have a negative current working capital, which indicates an inability to operate for the coming year. However, our major source of income is from cash sales, which will provide sufficient cash flow to service our current debt. We will need additional funding to acquire the new assets contemplated in the future. During the second quarter of 2005 we received additional funding through a private placement of our common stock. We will seek additional equity and debt financing in order to be in a position to take advantage of opportunities for the purchase of additional theme parks. We will be able to operate our divisions for the coming year from the proceeds of cash sales even if the funding necessary to complete additional proposed acquisitions fails.

We Have A Limited Operating History Which Is Based Solely Upon Our Retail Facility; We Have Only Recently Begun to Operate a Theme Park Which is Our Intended Business Plan.

We have a limited operating history based solely upon our retail facility, and our financial health will be subject to all the risks inherent in the establishment of a new business enterprise. We have been officially operating under our current business plan of acquiring theme parks since 2003, when we reached a preliminary agreement to purchase Wild Animal Safari. Subsequently in 2003, our current management gained control of Royal Pacific Resources and changed its name to Great American Family Parks. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the startup and growth of a new business, and the competitive environment in which we will operate. Our success is dependent upon the successful financing and development of our business plan. No assurance of success is offered. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. Even though the principal executives of our GFAM Management Corporation subsidiary and our Wild Animal Safari, Inc. subsidiary each have approximately 35 years of experience in the theme park industry, we can give no assurance we can or will ever operate profitably as a company as a whole.

We May Not Identify or Complete Acquisitions in a Timely, Cost-Effective Manner, If At All.

Our business plan is predicated upon the acquisition of additional local or regional theme parks and attractions. However, there can be no assurance that we will be successful in acquiring and operating additional local or regional theme parks and attractions. Competition for acquisition opportunities in the theme park industry is intense as there is a limited number of parks within the United States and Canada that could reasonably qualify as acquisition targets for us. Our acquisition strategy is dependent upon, among other things, our ability to: identify acquisition opportunities; obtain debt and equity financing; and obtain necessary regulatory approvals. Our ability to pursue our acquisition strategy may be hindered if we are not able to successfully identify acquisition targets or obtain the necessary financing or regulatory approvals, including but not limited to those arising under federal and state antitrust and environmental laws.

We May Be Unable To Effectively Manage Our Growth or Implement Our Expansion Strategy.

Our acquisition strategy is subject to related risks, including pressure on our management and on our internal systems and controls. Our planned growth will require us to invest in new, and improve our existing, operational, technological and financial systems and to expand, train and retain our employee base. Our failure to effectively manage our growth could have a material adverse effect on our future financial condition.

Significant Amounts of Additional Financing May Be Necessary For the Implementation of Our Business Plan.

Great American Family Parks may require additional debt and equity financing to pursue its acquisition strategy. Given its limited operating history and existing losses, there can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to curtail substantially our expansion plans. Furthermore, the issuance by us of any additional securities and the exercise of Warrants which might arise under any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.

A Downturn In Economic Conditions Could Adversely Affect Our Business.

The theme park industry typically relies upon the expenditure of consumer discretionary income. A significant downturn in the United States or global economy or any other uncertainties regarding future economic prospects could affect consumer-spending habits, which would have a material adverse impact on our operations and financial results. Some of the factors that may have an adverse impact on our theme park operations include an increase in the price of fuel, an increase in the price of admission to our theme park, an increase security costs, and a decrease in the distance families are willing to travel for entertainment.

A Variety of Factors Beyond Our Control Could Adversely Impact Attendance at Our Venues and Thus Our Operating Results.

The success of our Wild Animal Safari theme park and Crossroads Convenience Center complex is dependent upon attracting large numbers of visitors on a continual basis. A variety of actual or projected events could reduce the number of visitors at our venues and harm our operating results, including but not limited to the following:

•	Inclement weather and forecasts thereof;

•	Natural disasters and forecasts thereof;

•	Human or animal borne disease and threats thereof;

•	Terrorist attacks and threats thereof;

•	Accidents occurring or almost occurring at our venues or at competing venues;

•	Actual or attempted security breaches at our venues or at competing venues;

•	An economic downturn and projections thereof;

•	Fuel price increases and projections thereof;

•	Airline ticket price increases and forecasts thereof;

•	Disruptions in air travel and threats thereof;

•	Competition from numerous theme park and entertainment alternatives.

The Theme Park Industry is Highly Competitive and We May Be Unable to Compete Effectively.

The theme park industry is highly competitive, highly fragmented, rapidly evolving, and subject to technological change and intense marketing by providers with similar products. One of our competitors for attracting general recreation dollars, Callaway Gardens, is located within five miles of our Wild Animal Safari Park. Many of our current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we have. In the event that such a competitor expends significant sales and marketing resources in one or several markets we may not be able to compete successfully in such markets. Great American Family Parks believes that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce costs commensurate with such price reductions. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar products offered or proposed to be offered by us. If our competitors were to provide better and more cost effective products, our business could be materially and adversely affected.

We Face Strong Competition From Numerous Entertainment Alternatives.

In addition to competing with other themed and amusement parks, our venues compete with other types of recreational venues and entertainment alternatives, including but not limited to movies, sports attractions, vacation travel and video games. There can be no assurance that we will successfully differentiate ourselves from these entertainment alternatives or that consumers will consider our entertainment offerings to be more appealing than those of our competitors. The development of technology-based entertainment has provided families with a wider selection of entertainment alternatives close to or in their homes, including home entertainment units, online gaming, and video game parlors. In addition, traditional theme parks have been able to reduce the cost and increase the variety of their attractions by implementing technologies that cannot be readily incorporated by a wild animal park such as Wild Animal Safari.

Our Insurance Coverage May Not Be Adequate To Cover All Possible Losses That We Could Suffer, and Our Insurance Costs May Increase.

Companies engaged in the theme park business may be sued for substantial damages in the event of an actual or alleged accident. An accident occurring at our parks or at competing parks may reduce attendance, increase insurance premiums, and negatively impact our operating results. Wild Animal Safari contains a drive-through, safari style animal park, and there are inherent risks associated with allowing the public to interact with animals. Although we carry liability insurance to cover this risk, there can be no assurance that our coverage will be adequate to cover liabilities, or that we will be able to afford or obtain adequate coverage should a catastrophic incident occur.

Great American Family Parks currently has $6,000,000 of liability insurance through its Wild Animal Safari, Inc. subsidiary. In addition, Great American Family Parks also has liability insurance for its Crossroads Convenience Center LLC totaling $2,105,000. We will continue to use reasonable commercial efforts to maintain policies of liability, fire and casualty insurance sufficient to provide reasonable coverage for risks arising from accidents, fire, weather, other acts of God, and other potential casualties. There can be no assurance that we will be able to obtain adequate levels of insurance to protect against suits and judgments in connection with accidents or other disasters that may occur in our theme parks.

Our Ownership of Real Property Subjects Us to Environmental Regulation, Which Creates Uncertainty Regarding Future Environmental Expenditures and Liabilities.

We may be required to incur costs to comply with environmental requirements, such as those relating to discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by hazardous substances. Under these and other environmental requirements we may be required to investigate and clean up hazardous or toxic substances or chemical releases at one of our properties. As an owner or operator, we could also be held responsible to a governmental entity or third party for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination. Environmental laws typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. The liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use our property. We are not currently aware of any material environmental risks regarding our properties. However, we may be required to incur costs to remediate potential environmental hazards or to mitigate environmental risks in the future.

The Suspension or Termination of Any of our Business Licenses May Have A Negative Impact On Our Business

We maintain a variety of standard business licenses issued by federal, state and city government agencies that are renewable on a periodic basis. We cannot guarantee that we will be successful in renewing all of our licenses on a periodic basis. The suspension, termination or expiration of one or more of these licenses could have a significant adverse affect on our revenues and profits. In addition, any changes to the licensing requirements for any of our licenses could affect our ability to maintain the licenses.

We Are Dependent Upon the Services of Our CEO and other Key Personnel and Consultants.

Great American Family Parks’ success is heavily dependent on the continued active participation of our current executive officers listed under “Management.” Loss of the services of one or more of these officers could have a material adverse effect upon our business, financial condition or results of operations. In particular, we place substantial reliance upon the efforts and abilities of Dr. Larry Eastland, our chief executive officer. The loss of Dr. Eastland's services could have a serious adverse effect on our business, operations, revenues or prospects. We currently maintain key man insurance on Dr. Eastland’s life, with a death benefit payout of $1,000,000 to Great American Family Parks as beneficiary of the policy.
Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in the theme park industry is intense, and the loss of any such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of the Company’s activities, could have a materially adverse effect on the Company. The inability of the Company to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on the Company’s business, financial condition or results of operations.

The Transfer of Certain of Our Shares May Not Have Been In Compliance with Certain State and Federal Securities Laws and May Have an Adverse Impact on our Company.

The transfer of certain of our shares of our common stock may not have been in compliance with certain state and federal securities laws and any damages that we may have to pay as a result of such transfer could have a material adverse effect on our revenues, profits, results of operations, financial condition and future prospects.

In October 2005, 100,000 shares of our common stock were transferred to a consultant. Prior to the transfer, the restrictive legend required by the 1933 Securities Act was inappropriately removed from the certificate. As a result, the shares were inappropriately deemed to be free trading even though the shares should have continued to be restricted pursuant to Rule 144 of the 1933 Securities Act. As a result, any subsequent sale of the shares may have violated Rule 144.

We are currently unable to determine the amount of damages, if any, that we may incur as a result of this issuance, which include, but are not limited to, damages that may result from the following:

•	subsequent third party purchaser(s) of the shares; and/or

•
other existing shareholders of our Company that may make a claim, on a derivative basis, that the resale of these shares may created downward price pressure, and, as a result, had a dilutive effect of the value of their shareholdings.

The payment of damages could have a material adverse effect on our revenues, profits, results of operations, financial condition and future prospects.

Risk Factors Relating to Our Common Stock:

The Market Price Of Our Common Stock May Decline Because There Are Warrants That May Be Available For Future Sale And The Sale Of These Shares May Depress The Market Price.

The market price of our common stock may decline because there are a large number of warrants that may be available for future sale, and the sale of these shares may depress the market price. As of April 20, 2006, we had approximately 45,046,537 shares of common stock issued and outstanding and outstanding warrants to purchase up to 14,300,000 shares of common stock. The warrants represent approximately 24% of our common stock issued and outstanding. All of the shares included in this prospectus may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

Our Common Stock is Subject to the “Penny Stock” Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions In Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

* that a broker or dealer approve a person's account for transactions in penny stocks; and
* the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

* obtain financial information and investment experience objectives of the person; and
* make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

* sets forth the basis on which the broker or dealer made the suitability determination; and
* that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We Do Not Expect to Pay Dividends for Some Time, if At All.

No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors.

The Public Market for Our Common Stock is Volatile and Limited.

Our common stock is currently quoted on the Pink Sheets under the ticker symbol GFAM. The Pink Sheets is not an exchange. Trading of securities on the Pink Sheets is often more sporadic than the trading of securities listed on an exchange. Investors may have difficulty reselling their shares at or above the initial offering price. As of April 20, 2006, there were approximately 45,046,537 shares of Common Stock outstanding, of which approximately 2,954,617 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by us or our competitors, government regulatory action, patent or proprietary rights developments, and market conditions for penny stocks in general could have a material effect on the liquidity of our common stock and volatility of our stock price.

Future Capital Needs Could Result in Dilution to Investors; Additional Financing Could be Unavailable or Have Unfavorable Terms.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in our present operations, competing market developments, and our ability to market our products successfully. It may be necessary to raise additional funds through equity or debt financings. Any equity financings could result in dilution to our then-existing stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to us. If adequate funds are not obtained, we may be required to reduce or curtail operations. We anticipate that our existing capital resources, together with the net proceeds of this Offering, will be adequate to satisfy our operating expenses and capital requirements for at least 6 months after the date of this Memorandum. However, such estimates may prove to be inaccurate.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements and related notes are set forth at pages F-1 through F-18.

INDEX TO FINANCIAL STATEMENTS

MADSEN & ASSOCIATES. CPA’s INC.	684 East Vine St. #3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632

Board of Directors
Great American Family Parks, Inc. and Subsidiaries
Eagle, Idaho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Great American Family Parks, Inc. and Subsidiaries at December 31, 2005, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great American Family Parks, Inc. and Subsidiaries at December 31, 2005, and the statements of operations, and cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 21, 2006                 /s/ Madsen & Associates, CPA’s Inc.
Murray, Utah

GREAT AMERICAN FAMILY PARKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005
_________________________________________________________________________________

ASSETS
CURRENT ASSETS
Cash	$63,213
Accounts receivable - trade	21,289
Inventory	113,773
Prepaid expenses	32,124
Total Current Assets	230,399

PROPERTY and EQUIPMENT - net of depreciation	5,797,868

OTHER ASSETS
Deposits	4,300
Franchise fees - net of amortization	8,800
Loan fees - net of amortization	27,951
Intercompany advances - affiliates	3,197
44,248
$6,072,515
LIABILITIES and STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$491,460
Current portion - incentive program advances	10,687
Current portion - note payable	28,339
Current portion - mortgage payable - theme park	55,001
Current portion - capital lease obligations	31,588
Total Current Liabilities	617,075

LONG TERM LIABILITIES - net of current portions
Incentive program advances	28,641
Note payable	677,817
Mortgage payable - theme park	2,240,815
2,947,273
STOCKHOLDERS’ EQUITY
Common stock
300,000,000 shares authorized, at $.001 par value;
44,946,537 shares issued and outstanding	44,946
Capital in excess of par value	3,384,650
Retained earnings (deficit)	(921,429)
2,508,167
$6,072,515

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended December 31, 2005 and 2004
________________________________________________________________________________________

	Dec 31,	Dec 31,
	2005	2004

SALES	$6,978,066	$4,610,452

COST OF SALES	5,640,825	4,021,247

Gross Profit	1,337,241	589,205

OPERATING EXPENSES

Administrative	1,850,509	718,066
Depreciation & amortization	106,517	101,053
	1,957,026	819,119

NET PROFIT (LOSS) FROM OPERATIONS	(619,785)	(229,914)

OTHER INCOME AND EXPENSES

Interest income	3,060	-
Other income	17,840	-
Interest expense	(228,732)	(50,492)

NET LOSS	$(827,617)	$(280,406)

NET LOSS PER COMMON SHARE

Basic and diluted	$(.02)	$-

AVERAGE OUTSTANDING SHARES - (stated in 1,000's)

Basic	36,634	30,946
Diluted	49,821	44,133

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period January 1, 2002 to December 31, 2005
____________________________________________________________________________________

			Capital in
	Common Stock		Excess of	Retained
	Shares	Amount	Par Value	Earnings

Balance January 1, 2002	27,067,000	$27,067	$(44,389)	$247,454

Net operating loss for the year ended
December 31, 2002	-	-	-	(55,876)

Issuance of common stock for acquisition -
Royal Pacific Resources, Inc.	2,533,000	2,533	-	-

Balance December 23, 2003 -
subsequent to acquisition	29,600,000	29,600	(44,389)	191,578

Issuance of common stock for services	600,000	600	10,770	-
Net operating loss for the year ended
ended December 31, 2003	-	-	-	(4,984)

Balance December 31, 2003	30,200,000	30,200	(33,619)	186,594

Issuance of common stock for cash -
net of issuance costs - September 2004	1,716,000	1,716	361,867	-
Issuance of common stock for payment
of debt - September 2004	1,268,400	1,268	22,762	-
Interest expense on value of contingent debt	-	-	1,477	-
Net operating loss for the year
ended December 31, 2004	-	-	-	(280,406)

Balance December 31, 2004	33,184,400	33,184	352,487	(93,812)

Adjustment to outstanding stock resulting
from change in transfer agents	137	-	-	-
Issuance of common stock for cash at $.30 -
net of issuance costs	11,128,000	11,128	2,841,093	-
Issuance of common stock for expenses -
theme park - at $.30	80,000	80	23,920	-
Issuance of common stock for services
at $.30	554,000	554	165,646	-
Interest expense on value of contingent debt	-	-	1,504	-
Net operating loss for the year
ended December 31, 2005	-	-	-	(827,617)

Balance December 31, 2005	44,946,537	$44,946	$3,384,650	$(921,429)

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004
_______________________________________________________________________________________________

	Dec 31,	Dec 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(827,617)	$(280,406)
Adjustments to reconcile net loss to
net cash provided by operating
activities
Depreciation & amortization	106,517	101,053
Issuance of capital stock for services & expenses	190,200	-
Changes in
Intercompany advances	68,086	(46,336)
Accounts receivable	11,949	(7,695)
Inventory	(49,705)	(13,210)
Prepaid expenses & deposits	17,476	(47,015)
Accounts payable	334,214	21,318
Incentive program advances	-	(10,488)

Net Change From Operations	(148,880)	(282,779)

CASH FLOWS FROM INVESTING ACTIVITIES
Franchise fees	(10,000)	-
Purchase of property & equipment	(4,853,167)	(14,406)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of capital stock	2,852,221	363,583
Payments of capital lease obligations	(39,620)	(36,747)
Payments on notes payable	(34,072)	(25,669)
Net proceeds from mortgage payable	2,266,918	-
	5,045,447	301,167

Net Change in Cash	33,400	3,982
Cash at Beginning of Period	29,813	25,831

Cash at End of Period	$63,213	$29,813

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$228,732	$50,492
Issuance of common stock for services & expenses	190,200	-

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
________________________________________________________________________________________________

1. ORGANIZATION

Great American Family Parks, Inc. (GAFP) (formally Royal Pacific Resources, Inc.) is a Nevada corporation formed during 2002 for the purpose of merging with Painted Desert Uranium and Oil Company, Inc., a Washington corporation, incorporated in 1954, with the merger being completed on July 25, 2002.

On December 23, 2003 GAFP completed the acquisition of all member interests in Crossroads Convenience Center, LLC (CCC) from Great Western Parks LLC by the issuance of 27,067,000 shares of its common capital stock, representing 91.4% of the outstanding stock after the acquisition, which was accounted for as a reverse acquisition, in which Great Western Parks LLC was considered to be the acquirer of Royal Pacific Resources Inc. for reporting purposes. The outstanding stock of GAFP before the acquisition was 2,533,000 and after 29,600,000. The continuing operations of the business are those of CCC including its prior historical financial statements and the operations of GAFP from December 23, 2003. The financial statements show a retroactive restatement of CCC’s historical members’ equity to reflect the equivalent number of shares of common stock issued in the acquisition.

Crossroads Convenience Center, LLC (CCC) was organized under the laws of the State of Idaho on June 18, 1998. CCC’s primary business activity is operating a retail convenience center, which includes a Chevron gasoline station, and a convenience store in Nampa, Idaho.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Revenue Recognition

The major source of income is received in the form of cash sales from a convenience center and gas station, and a theme park. Revenue is recognized upon receipt of the cash from the sale of a product or service.

GREAT AMERICAN FAMILY PARKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

CCC is a limited liability company with all tax attributes passing through to its members. Before the acquisition date of December 23, 2003, the income of CCC passed through to the former members. Accordingly, there is no provision for income taxes in the accompanying financial statements associated with the income of CCC prior to acquisition. After the acquisition by GAFP the income or loss of CCC passes through to GAFP, the sole member of CCC. On December 30, 2005, the Company and its subsidiaries had a net operating loss available for carry forward of $1,174,941. The tax benefit of approximately $352,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is unable to project a reliable future net income. The loss carryforward expires in 2026.

Principles of Consolidation

The accompanying consolidated financial statements includes the accounts of GAFP, (parent) and its subsidiaries CCC, and Wild Animal Safari, Inc. Revenues and expenses of GAFP are included for the period subsequent to December 23, 2003 and includes the accounts of CCC and Wild Animal Safari, Inc. from their inceptions. All material intercompany accounts and transactions have been eliminated.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risks except for the accounts receivable, however, the Company considers the accounts to be fully collectable.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

GREAT AMERICAN FAMILY PARKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from five to thirty nine years. A summary is included below.

Land	$1,942,005
Buildings and improvements	3,378,764
Equipment	576,027
Leased equipment	223,728
Animals	400,648
Less accumulated depreciation	(723,304)
Net	$5,797,868

Inventory

Inventory consists of fuel, food, beverages, park supplies, and other convenience store items, and are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

Impairment of Long-Lived Assets

The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered to be impaired, the impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. INTEREST EXPENSE ON VALUE OF CONTINGENT DEBT ON MEMBER PROPERTY

In 1999, the Company obtained a loan for the acquisition and construction of its property and improvements. The lending agency required various forms of collateral to secure the debt, including a second deed of trust on real property owned by a member of CCC. The Company recognized a value of $50,000 for the use of the additional collateral. The amount is being amortized to interest expense over the 23 year life of the loan by an addition to the stockholders’ equity. The Company is currently seeking refinancing and a removal of the second deed of trust on the member property.

GREAT AMERICAN FAMILY PARKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
________________________________________________________________________________________

4. NOTE PAYABLE

During 1999, the Company entered into a note agreement with a lending institution to borrow $828,976 for the construction and start-up costs of the convenience store facility under the U.S. Small Business Administration guarantee program. The note is secured by a deed of trust in favor of the lender on the real property owned by the Company, the assignment of a life insurance policy on the managing member’s life, and a second Deed of Trust on real property owned by the managing member. The note is payable monthly with interest at the prime rate plus 5% and matures in August 2022. The total interest rate adjustment over the life of the loan is limited to either 5% below or above the initial rate of 8.25%.

At December 31, 2005, the scheduled future principal maturities for the note are as follows:

Year Ending
December 31	Amount

2006	28,339
2007	29,715
2008	31,158
2009	32,671
2110	34,257
Thereafter	550,016

5. MORTGAGE PAYABLE - THEME PARK

On November 8, 2004, the Company entered into an “Asset Purchase Agreement” with Ron Snider & Associates, Inc. to purchase animals and other park property for a theme park in Pine Mountain Georgia for $700,000, with an extended closing date of June 13, 2005. At closing the Company paid $350,000 and a promissory note for the balance. The promissory note includes interest at 7.5% per annum and will be payable in eighty-three monthly installments of principle and interest of $5,368. The Company also entered into a “Real Estate Purchase Agreement” with individuals and a partnership for the acquisition of the land underlying the theme park site, including the improvements, buildings, and fixtures for $4,000,000. The Company paid $2,000,000 and a promissory note for $2,000,000 for the balance at closing. The note for the purchase of the real property will bear interest at 7.5% per annum and will be payable in eighty-three monthly installments of principal and interest of $30,676. Both notes are secured by a first priority Security Agreement on the assets and a first Security Deed on the real estate.

On November 17, 2005 Wild Animal Safari, Inc. (subsidiary) completed the refinancing of the debt incurred on June 13, 2005, above, in the acquisition of the Wild Animal Safari theme park from Ron Snider & Associates, Inc. and related entities. This refinancing was obtained from Commercial Bank & Trust Company of Troup County in LaGrange, Georgia. As a result of this refinancing, Ron Snider & Associates, Inc. and its affiliated entities were paid in full and the liens which were held by those entities against the Wild Animal Safari theme park assets were released. In place of the original seven year financing, which was provided by the Snider entities, there is now a loan due by Wild Animal Safari, Inc. to Commercial Bank & Trust.

GREAT AMERICAN FAMILY PARKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
________________________________________________________________________________________

5. NOTE PAYABLE - THEME PARK - continued

This new loan will be repaid in monthly installments based on a twenty year amortization schedule. The interest rate on the new loan is 7.75% for the first five years. The interest rate will be renegotiated at the end of the initial five years of the payment term on November 17, 2010, but as part of the refinancing the bank has agreed to extend the payment term for an additional fifteen years after November 17, 2010, subject to no default. The new loan is secured by a first priority security agreement and a first priority security deed on the Wild Animal Safari theme park assets.

The old loan had a monthly payment of $30,767 and the new loan a monthly payment of $18,883.

In addition, on November 17, 2005, Wild Animal Safari, Inc. (subsidiary) obtained a line of credit loan from Commercial Bank & Trust Company of Troup County for working capital purposes in the principal amount of $200,000. This line of credit loan is renewable annually, subject to the satisfactory performance by Wild Animal Safari, Inc. under the terms of the line of credit. It is also secured by a lien on the Wild Animal Safari theme park assets.

At December 31, 2005, the scheduled future principal maturities for the note are as follows:

Year Ending
December 31	Amount

2006	55,001
2007	59,418
2008	64,190
2009	69,345
2110	2,047,862

6. CAPITAL LEASES

During 1999, the Company entered into a lease agreement for gas pumping equipment that are classified as capital leases, and expire in 2006.

The future minimum lease payments under the capital leases together with the net present value of the minimum lease payments as of December 31, 2005 are as follows:

Year Ending
December 31	Amount

2006	$33,230
Less: Amount representing interest	(1,642)
Net present value of future minimum lease payments	$31,588

The amount necessary to reduce the future minimum lease payments to their net present value is calculated at the average interest rate implicit in the leases of 13.685% with a buyout amount of $1.00.

GREAT AMERICAN FAMILY PARKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
________________________________________________________________________________________

6. CAPITAL LEASES - continued

The net present value of the minimum lease payments and other balances related to the capital leases are included in the accompanying financial statements as follows:

Leased equipment under capital lease
Original assets value	$223,728
Less: Accumulated amortization	(94,652)
Book value of leased assets	$129,076

7. INVESTMENT INCENTIVE PROGRAM

In September 1999, the Company received $107,520 as an advance for the construction of a service station facility from Chevron’s Investment Incentive Program. Under this program, the Company is required to sell 1,680,000 gallons (the “base volume”) of gasoline per year during the first four years of operation. If the Company sells less than the base volume, a repayment is required equal to $.02 per gallon times the deficiency. If the Company sells more than the base volume, the Company would receive an amount equal to $.02 per gallon times the excess with total payments including the initial advance not to exceed $160,000. After four years, no minimum gallons are required, and no further adjustments are made to the incentive. As of December 31, 2005, the Company had not sold the minimum gallons and has made repayments totaling $44,596 covering its sales deficiency through December 2005.

If the Company discontinues the sale of Chevron branded products during the ten-year period after the start of operations (September 1999), the incentive advances under this program are required to be reimbursed, less 1/120 of such advance for each month elapsed during the ten-year period. Accordingly, the balance due under the incentive contract of $62,924 at September 2003 is being amortized on a straight line basis over the remaining term of the contract and is included in the Statement of Operations as a reduction to fuel cost of goods sold.

8. CAPITAL STOCK

On September 27, 2004, the Company issued 2,984,400 private placement common shares for cash, and 2,059,200 warrants under a Purchase Agreements dated June 10, 2004. Each warrant includes the right to purchase an additional common share at $.30 per share at any time within five years.

During June 2005 the Company completed an offering of 11,128,000 common shares for cash. Included as part of the sale were warrants to purchase 11,128,000 common shares at any time before June 23, 2010 at an exercise price of $.35. During June through December 2005 the Company issued 634,000 common shares for services and expenses at $.30.

On the date of this report none of the warrants had been exercised.

On December 24, 2003, the Company completed a reverse stock split of 6 outstanding shares for 1 share. This report has been prepared showing post split shares from inception.

GREAT AMERICAN FAMILY PARKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
________________________________________________________________________________________

9. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-director’s and their controlled entities have acquired 39% of the outstanding common stock of the Company, and during the year ended December 2005 the Company paid $169,480 in salaries to officers.

On December 31, 2005 the Company had made no interest, demand loans to affiliates of $3,197. The affiliation resulted by common officers of the affiliates and the Company.

Employment Agreements

On February 1, 2005, the Company entered into separate employment agreements with four officers which provides for base annual salaries of aggregate payments of $260,000, as compensation for the part-time employment of the officers until a second theme park is acquired. Each agreement has a base term of three years effective retroactively as of February 1, 2005 and provides for base annual salaries of $120,000 to Larry Eastland, the president and CEO, $40,000 to Dale Van Voorhis, the CFO, and $60,000 to James Meikle, President of the Theme Park. The agreements are renewable for additional period of two years, unless notice is given to the contrary. Upon the acquisition of a second theme park, the salaries will increase to aggregate payments of $330,000 and provides for base annual salaries of respectively $170,000, $60,000, and $100,000. With the acquisition of additional theme parks, salaries will be reviewed with consideration given to resulting increased work and responsibility. Health insurance is provided in the form of a Blue Cross Plan for two officers and their families.

The president of the Company will receive an annual cash bonus based upon a percentage of our pre-tax income (as defined therein) for each fiscal year covered by the employment agreement at a percentage of 2%. No bonus is payable unless the Company earns pre-tax income in excess of $500,000. Each of the employment agreements also provides for the payment of additional severance compensation, in amounts based on a formula of not less than three times the executive’s then current base salary, at any time during the term when either of the following occurs: (i) the agreement is terminated by us without cause (as defined therein), or (ii) terminated by the executive due to a change in control (as defined therein). These agreements also entitle the officers to participate in Stock Option Plans. Upon hiring additional marketing personnel, we may enter into additional employment agreements, which we anticipate may contain similar terms to our existing employment agreements.’

Consulting agreement

The Company entered into a consulting agreement with Ronald E. Snider, former owner of the theme park, effective upon the acquisition of the park, which provides for the sum of $300,000 over three years in monthly installments of $8,333 of which $4,163 will be paid in cash and the balance in common stock.

GREAT AMERICAN FAMILY PARKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
________________________________________________________________________________________

10. ACQUISITION OF THEME PARK

Pursuant to its business plan to create a regional theme park in the Pine Mountain area of Georgia, the Company entered into purchase agreements for land and selected assets, from several sources, and created a Georgia Corporation with the name of “Wild Animal Safari, Inc.,” a wholly owned subsidiary of the Company, to receive the assets and to manage the theme park. On November 8, 2004, the Company entered into an “Asset Purchase Agreement” with Ron Snider & Associates, Inc. to purchase animals and other park property for a theme park in Pine Mountain Georgia, with an extended closing date to June 13, 2005. $50,000 and 50,000 shares of Company stock, valued at $12,500, were paid to extend the closing date. These amounts have been expensed.

The assets were purchased and recorded as follows.

Land	$1,742,500
Buildings	2,282,500
Equipment and animals	648,533
Inventory	26, 467
Total purchase price	$4,700,000

11. CONTINGENCIES

Painted Desert (see organization above) owned or controlled properties on private and public lands in several states in the Western United States for purposes of exploring for and developing commercial mineral deposits. The Company’s efforts proved unsuccessful, and as of December 31, 1995, the Company had abandoned all of its interests in mineral and mining properties. The Company and its properties have been subject to a variety of federal and state regulations governing land use and environmental matters. The Company accrues liabilities relating to environmental damages and claims only when it is probable that such liabilities exist and their amounts can be reasonably estimated. During the 1970's, the Company held leasehold interests in two mining properties known as the Silver Strike Mine and the Blue Star Prospect located in Shoshone County of Northern Idaho, on which the Company participated in various exploration and mining activities. The Silver Strike Mine and Blue Star Prospect claim areas are currently listed by the Environmental Protection Agency as potentially contaminated sites and sources for potential contamination of drainages leading into the Coeur d’ Alone River Basin. The Company has not received any notification of a pending action or proceeding against the Company relating to environmental damages it may be responsible for. However, in recent years, certain other companies involved in mining activities on property interests upland of the Coeur d’ Alone River Basin have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and have entered into consent decrees with the EPA and the state of Idaho, concerning environmental remediation obligations and damages to natural resources in the Coeur D’Alene River Basin. As of December 31, 2005, the Company has not accrued any amounts for the potential liability associated with any environmental claims because any potential claim amount is undeterminable.

GREAT AMERICAN FAMILY PARKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
________________________________________________________________________________________

12. GOING CONCERN

The Company intends to continue the development of its business interests; however, there is insufficient working capital necessary to be successful in this effort and to service its debt which raises substantial doubt about its ability to continue as a going concern.

The Company and its subsidiaries have a negative current working capital which indicates an inability to operate for the coming year, however, its major source of income is from cash sales which will provide sufficient cash flow to service its current debt. The Company will need additional funding to acquire the new assets contemplated in the future. During the second quarter 2005 the Company received additional funding needed to complete the purchase of a theme park thru the sale of private placement common stock and it will seek additional equity and debt financing mechanisms, both public and private, to be in a position to take advantage of its acquisition opportunities for the purchase of additional theme parks, however, the Company will be able to operate its divisions for the coming year from the proceeds of cash sales even if the funding necessary to complete the proposed acquisitions fails.

13. EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements.

	Years Ended
	2005	2004

Numerator
Net loss	$(836,673)	$(280,406)

Denominator
Weighted average number of common
shares outstanding (stated in 1,000's)
Basic	36,634	30,946
Warrants	13,187	13,187
Diluted	49,821	44,133

Net loss per common share
Basic	$(.02)	$-
Diluted	$-	$(.02)

GREAT AMERICAN FAMILY PARKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
________________________________________________________________________________________

14. OPERATING SEGMENT DISCLOSURE

Included in the following are the condensed operating statements of Great American Family Parks, Inc. and CCC for the year ended December 31, 2005 and a theme park for the period June 13, to December 31, 2005.

GAFP is the administrative division that serves CCC and the theme park.

CCC, a wholly owned subsidiary of the Company, which operates a retail convenience center, including a Chevron gasoline station, and a convenience store in Nampa, Idaho.

Wild Animal Safari, Inc., a wholly owned subsidiary of the Company, operates a wild animal theme park located in Pine Mountain, Georgia. The cost of sales shown for the theme park includes all direct costs, including supplies, park wages, animal food, truck expense, depreciation, and maintenance.

There were no inter-company operational transactions and no provision for income tax has been provided because a net operating loss carryforward is available to offset any profit.

	GAFP	CCC	Theme Park	Adjustments	Combined

SALES	$-	$5,879	$1,099		$6,978

COST OF SALES	-	5,139	503		5,642
Gross Profit	-	740	596		1,336

EXPENSES

Administration	955	518	365		1,838
Depreciation and amortization	7	98	2		107
Interest	24	64	140		228
	986	680	507		2,173

NET PROFIT (LOSS) -before income tax	$(986)	$60	$89		$(837)

15. PURCHASE OF FOOD FRANCHISES

The Company completed two franchise agreements for food sales which includes an initial payment of $10,000 and royalties of 7% of the sales, to continue for five years. The initial payment is being amortized to expense over five years.

GREAT AMERICAN FAMILY PARKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
________________________________________________________________________________________

16. PRO-FORMA OPERATING STATEMENTS

Included in the following are the unaudited, condensed, operating statements of the Company and its subsidiaries for the years ended December 31, 2005 and 2004 and the operations of Ron Snider & Associates, Inc. (Theme Park) for the period January 1, 2005 to June 13, 2005 and the year ended December 31, 2004 which are shown as if the acquisition of Ron Snider & Associates, Inc. had been completed at the beginning of the each year. The operations of Ron Snider & Associates Inc. have been adjusted to include depreciation and interest expenses as if its operations had been a division of the Company for the two periods.

Income (loss) per share amounts are based on outstanding shares of 44,946,537.

For the Year Ended December 31, 2005 - stated in 1,000's

	GAFP& Subs	Theme Park	Adjustments		Combined
SALES	$6,978	$802			$7,780

COST OF SALES	5,642	290			5,932
Gross Profit	1,336	512			1,848

EXPENSES
Administration	1,838	133			1,971
Depreciation and amortization	107	14	(1)	25	146
Interest	228	15	(2)	73	316

	2,173	162			2,433

NET PROFIT (LOSS) -before income tax	$(837)	$350			(585)

PROVISION FOR INCOME TAX -
deferred tax asset					198

NET LOSS					$(387)

INCOME (LOSS) PER SHARE					$(.01)

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
________________________________________________________________________________________

16. PRO-FORMA OPERATING STATEMENTS - continued

For the Year Ended December 31, 2004 - stated in 1,000's

	GAFP & Subs	Theme Park		Adjustments	Combined
SALES	$4,610	$1,754			$6,364

COST OF SALES	4,021	629			4,650
Gross Profit	589	1,125			1,714

EXPENSES
Administration	716	264	(3)	80	1,060
Depreciation	101	72	(1)	6	179
Interest	52	35	(2)	141	228
	869	371			1,467

NET PROFIT (LOSS) -before income tax	$(280)	$754			247

PROVISION FOR INCOME TAX					84

NET PROFIT					$163

INCOME PER SHARE					-

Explanation of Adjustments

(1) Amount to increase depreciation on depreciable assets purchased for $2,778,500 - depreciation life 7 to 39 yrs.

(2) Amount to increase interest on debt assumed for the purchase of the theme park - loan amount of $2,350,000 at 7.5%

(3) Administrative - salaries for four additional administrative personnel

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In February 2005, Great American Family Parks, Inc. (“Registrant”) and Aronson & Co. (“Aronson”) reached a mutual verbal agreement whereby Aronson & Co. would no longer serve as auditor for the 2003 fiscal year for the Registrant or its wholly-owned subsidiary, Crossroads Convenience Center, LLC. Aronson had previously issued a report on the financial statement of Crossroads Convenience Center, LLC as of and for the years ended December 31, 2002 and 2001. This decision was recommended and approved by Registrant’s Board of Directors.

During the two fiscal years ended December 31, 2002 and 2001, and through February 2005, (i) there were no disagreements between Registrant and Aronson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Aronson would have caused Aronson to make reference to the matter in its reports on Registrant’s financial statements, and (ii) Aronson’s reports on Registrant’s financial statements did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended December 31, 2002 and 2001 and through February, 2005, there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-B, except that the Company did not provide sufficient documentation to support the accounting for the distribution of the stock of Great American Family Parks, Inc. The absence of such documentation would have resulted in the auditor’s report, had such report been issued, to refer to a limitation in the scope of their audit.

On February 7, 2005, Registrant engaged the firm of Madsen & Associates to serve as its independent registered public accountants for the fiscal year ending December 31, 2003.

During the two fiscal years ended December 31, 2004 and 2003, and through February 2005, the Company has not consulted with Madsen & Associates, LLC regarding either:

1.
The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on Registrants’ financial statements, and neither a written report was provided to Madsen & Associates nor oral advice was provided that Madsen & Associates concluded was an important factor considered by Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic reports with the Securities and Exchange Commission.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT
Our executive officers and directors are as follows:

Name	Age	Position
Larry L. Eastland	63	President, CEO and Chairman of the Board of Directors
Richard W. Jackson	62	Chief Financial Officer, Director
Dale W. Van Voorhis	64	Director
Jane Klosterman	47	Director
Tristan R. Pico	61	Director

Larry L. Eastland

Dr. Eastland has been our President, CEO and the Chairman of our Board of Directors since December 23, 2003.

Dr. Eastland has engaged in a variety of entrepreneurial pursuits since leaving the White House in 1977, where he served as Staff Assistant to President Gerald Ford. He is a founder of LEA Management Group LLC., a business management and research consulting company, and served as its Managing Director from its inception in 1978 until March 2005. Dr. Eastland was the President of TBAY Holdings, Inc., from January 2002 until December 2004, during which time the company was under contract with the United States Bankruptcy Court for the Southern District of Florida to assist in the sale of assets. Dr. Eastland was a director of Grand Slam Treasures, Inc., an entertainment research and development corporation, from 1995 until 2001.

Dr. Eastland received a B.A. in Political Science and International Relations from Brigham Young University in 1967. He received an M.A. and Ph.D. in quantitative behavioral research from the University of Southern California in 1973 and 1976, respectively.

Dale W. Van Voorhis, CPA

Mr. Van Voorhis has been a Director of Great American Family Parks and the President of GFAM Management Corporation, our operating subsidiary, since December 23, 2003.

Mr. Van Voorhis founded Amusement Business Consultants, Inc., an amusement industry consulting company, in 1994, and has served as President since its inception. Mr. Van Voorhis is also founder of Funtime Parks, Inc. and served as its President, CEO and as a director from 1982-1994. He coordinated the company’s initial public offering and a secondary offering and led a successful management buyout of the company in 1987. Mr. Van Voorhis, who is a certified public accountant, began his career on the audit staff and management advisory staff for Price Waterhouse & Company, specializing in the installation of cost accounting systems.

Jane Klosterman

Jane Klosterman was appointed director of Great American Family Parks on December 23, 2003.

She is currently the President-elect for the St. Mark’s Home & School Association. Ms. Klosterman was a Senior Executive for the Idaho Association of Commerce & Industry, a nonprofit association comprised of over 450 businesses, from 1988 until 1990. Ms. Klosterman was the Executive Vice President of the California Association of Chambers of Commerce, a 450-member nonprofit professional development organization, from 1985 until 1988. She founded the Idaho Children’s Educational Film and Television Foundation in 1993 and has served as its President since its inception.

Ms. Klosterman holds a Bachelor of Science degree from the University of Utah, and has completed a Certification Program by the Western Association of Communication and Association Managers through the Institute for Communications Management at San Jose State University.

Tristan R. Pico

Since 1994, Tristan R. Pico has been a partner of Pico & Associates, a tort litigation firm specializing in construction litigation and product liability. Since 1994, Mr. Pico has also served as a pro bono mediator and arbitrator at the Los Angeles Superior Court. Mr. Pico is a member of the Consumer Attorneys Association of Los Angeles and of the Consumer Attorneys Association of California. Mr. Pico holds a Bachelor of Arts degree from Brigham Young University and a Juris Doctor degree from the University of Southern California’s Gould School of Law.

Richard W. Jackson, CPA

Richard W. Jackson has thirty-eight years of experience in public accounting, including extensive experience in representing clients in tax matter negotiations with the Internal Revenue Service and State Tax Commission. Since November 2004, Mr. Jackson has been a partner of Jackson Coles, PLLC. From January 2002 until November 2004, Mr. Jackson was a partner of Stanton, Jackson & Company. From January 1996 until December 2001, Mr. Jackson was a partner of Presnell Gage. Since 1976, he has taught accounting and other courses for the American Institute of Banking and Idaho Bankers Association. In addition, he authored a course for the American Institute of Certified Public Accountants. Mr. Jackson graduated from the University of Idaho, holding a Bachelor of Science Degree in Business with an accounting major.

AUDIT COMMITTEE

The Chairman of our Audit Committee is Dale Van Voorhis, who also serves as our Audit Committee Financial Expert. Mr. Van Voorhis is not independent within the meaning of the applicable Nasdaq listing standards and applicable rules and regulations promulgated by the Securities and Exchange Commission.

COMPENSATION COMMITTEE

Our Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. Tristan R. Pico is the Chairman of our Compensation Committee.

CODE OF ETHICS

We have not adopted a Code of Ethics.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

During the year ended December 31, 2005, our officers, directors, and persons who beneficially own more than 10% of our common stock were not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the three fiscal years ended December 31, 2005, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2005, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

Name & Principal				Other Annual	Restricted	Options	LTIP	All Other
Position	Year	Salary	Bonus	Compensation	Stock Awards	SARs	Payouts	Compensation
		($)	($)	($)	($)	(#)	($)
Larry E. Eastland	2005	0	0	-	-	-	-	-
President, CEO	2004	0	0	-	-	-	-	-
& Chairman	2003	0	0	-	-	-	-	-

OPTION GRANTS AND OPTIONS EXERCISED IN FISCAL 2005

During fiscal 2005 there were no options granted to or exercised by to the named executive officers.

Compensation of Directors

The officers and directors of Great American Family Parks received no compensation paid by the Company during the 2005 and 2004 fiscal years. As set forth below, they are all major stockholders of Great American Family Parks and elected to forego compensation until such time as we have achieved the acquisition and commenced the operation of our first theme park. Upon the closing the acquisition of our first theme park, existing employment contracts for officers and directors were implemented. These agreements, described below, provide for compensation and certain corporate benefits for employees and board members.

Employment Agreements

On February 1, 2005, we entered into separate employment agreements with Larry Eastland, our President and CEO; with Dale Van Voorhis, our CFO; with James Meikle, the President of our Wild Animal Safari, Inc. subsidiary.  These agreements provide for base annual salaries of $120,000; $40,000; and $60,000 respectively, as compensation for the part-time employment of the aforementioned officers until a second theme park is acquired.  Further, each agreement has a base term of three (3) years effective retroactively as of February 1, 2005. The agreements are thereafter renewable for additional periods of two (2) years, unless we give notice to the contrary. Upon our acquisition of a second theme park, said salaries will increase, respectively, to the following amounts: $170,000; $60,000; $100,000. Upon the acquisition of additional theme parks, salaries will be reviewed with consideration given to resulting increased work and responsibility. We provide health insurance in the form of a Blue Cross Plan for Larry Eastland, the office staff and their respective families.

In addition, Dr. Eastland is entitled to receive an annual cash bonus based upon a percentage of our pre-tax income (as defined therein) for each fiscal year covered by the employment agreement at a percentage of 2%.  No bonus is payable unless and until the Company earns pre-tax income in excess of $500,000.  Each of the employment agreements also provide for the payment of additional severance compensation, in amounts based on a formula of not less than three (3) times the executive's then current base salary, at any time during the term thereof when either of the following occurs: (i) the agreement is terminated by us without cause (as defined therein), or (ii) terminated by the executive due to a change in control (as defined therein).  These agreements also entitle the officers to participate in the Stock Option Plans.  Upon hiring additional marketing personnel, we may enter into additional employment agreements, which we anticipate may contain similar terms to our existing employment agreements.

We also entered into separate employment agreements with Jason Hutcherson and Philip Michael Miller in connection with our acquisition of the assets of Ron Snider & Associates, Inc. dba Wild Animal Safari, Inc.

LONG TERM INCENTIVES

A Stock Option and Award Plan providing for incentive stock options and performance bonus awards for executives, employees, and directors was approved in principle by our Board of Directors on February 1, 2005, and will be presented to the shareholders for approval once the Compensation Committee presents a final version to the Board for approval. The Plan sets aside five million (5,000,000) shares for award of stock options, including qualified incentive stock options and performance stock bonuses. The Plan is not currently in effect and no options or awards have been granted under the Plan.

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of December 31, 2005. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of Great American Family Parks, Inc., 208 South Academy Avenue, Suite 130, Eagle, Idaho 83616, unless otherwise set forth below that person's name.

NAME AND ADDRESS		AMOUNT AND
OF OWNER	TITLE OF CLASS	NATURE(1)	PERCENT OF CLASS (2)
EDLA FLP.	Common Stock	5,000,000 Direct(3)	11.2%
208 S. Academy Ave.
Ste. 130
Eagle, ID 83616

Larry L. Eastland	Common Stock	5,000,000 Indirect(4)	11.2%
208 S. Academy
Eagle, ID 83616

Jane Klosterman	Common Stock	3,450,000 Direct	7.7%
1162 N. Glen Abby Pl.
Eagle, ID 83616

Dale Van Voorhis	Common Stock	1,725,000 Direct	3.9%
5684 Pioneer Trail
Hiram, OH 44234

James Meikle	Common Stock	1,725,000 Direct	3.9%
21 Clayton Court
Hudson, OH 44236

Jay Pitlake	Common Stock	3,475,000 Direct	7.8%
1878 Edward Lane
Merrick, NY 11566

All Officers and Directors	Common Stock	10,175,000	22.5%
As a Group (4 persons)

(1) Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership with respect to the number of shares of our common stock actually outstanding at February 9, 2006.

(2) Based upon 2,954,617 shares of common stock issued and outstanding as of April 20, 2006, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

(3) Larry Eastland is a general partner of EDLA FLP.

(4) Larry Eastland is a general partner of EDLA FLP.

The information as to shares beneficially owned has been individually furnished by our respective directors, named executive officers and other stockholders, or taken from documents filed with the SEC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with Great American Family Parks or in any presently proposed transaction that has or will materially affect Great American Family Parks:

-	Any of our directors or officers;

-	Any person proposed as a nominee for election as a director;

-	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

-	Any of our promoters;

-	Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 13. EXHIBITS

3.1	Articles of Incorporation of Great American Family Parks, Inc. dated July 17, 2002 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.2
Amended Articles of Incorporation of Great American Family Parks, Inc. dated January 26, 2004 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.3	Bylaws of Great American Family Parks, Inc. dated January 30, 2004 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.4	Great American Family Parks 2005 Stock Option Plan dated February 1, 2005 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

4.1	Unit Purchase Agreement, 2004 private placement, dated June 10, 2004 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

4.2	Common Stock Purchase Warrant, 2004 private placement (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

4.3	Registration Rights Agreement, 2004 private placement (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

4.4	Subscription Agreement and Investor Questionnaire, 2005 private placement (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

4.5	Common Stock Purchase Warrant, 2005 private placement (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

4.6	Registration Rights Agreement, 2005 private placement (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

10.1
Stock Purchase Agreement between Great Western Parks, LLC and Royal Pacific Resources, Inc. dated December 19, 2003 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

10.2
Agreement for Purchase of Assets for Wild Animal Safari Park Acquisition dated November 8, 2004 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

10.3
Real Estate Purchase Agreement for Wild Animal Safari Park Acquisition dated November 8, 2004 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

10.4
First Amendment to Agreement for Purchase of Assets for Wild Animal Safari Park Acquisition dated February 18, 2005 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

10.5
First Amendment to Real Estate Purchase Agreement for Wild Animal Safari Park Acquisition dated February 18, 2005 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

10.6
Second Amendment to Agreement for Purchase of Assets for Wild Animal Safari Park Acquisition dated May 2, 2005 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

10.7	Second Amendment to Real Estate Purchase Agreement for Wild Animal Safari Park Acquisition dated May 2, 2005 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

10.8
Third Amendment to Agreement for Purchase of Assets for Wild Animal Safari Park Acquisition dated May 31, 2005 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

10.9
Third Amendment to Real Estate Purchase Agreement for Wild Animal Safari Park Acquisition dated May 31, 2005 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

10.10
Fourth Amendment to Agreement for Purchase of Assets for Wild Animal Safari Park Acquisition dated June 13, 2005 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

10.11
Fourth Amendment to Real Estate Purchase Agreement for Wild Animal Safari Park Acquisition dated June 13, 2005 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

10.12
Consulting Agreement between Great American Family Parks, Inc. and National Financial Communications Corp. dated November 15, 2004 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

10.13
Agreement between Great American Family Parks, Inc. and Mark Wachs & Associates dated July 25, 2005 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

10.14	Consulting Agreement between Great American Family Parks, Inc. and Ron Snider (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

10.15	Employment Agreement between Great American Family Parks, Inc. and Larry Eastland (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

10.16	Employment Agreement between Great American Family Parks, Inc. and James Meikle (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

10.17	Employment Agreement between Great American Family Parks, Inc. and Dale Van Voorhis (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

10.18	Employment Agreement between Great American Family Parks, Inc. and Jack Klosterman (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

10.19	Employment Agreement between Great American Family Parks, Inc. and Jason Hutcherson (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

10.20
Employment Agreement between Great American Family Parks, Inc. and Philip Michael Miller (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

16.1	Aronson & Company letter regarding change of accountants. (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on December 6, 2005).

21	List of Subsidiaries (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by Madsen & Associates, Inc., Certified Public Accountants for the audit and review of our annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and 2004, were approximately $25,000 and $21,604, respectively.

AUDIT-RELATED FEES

The aggregate fees billed by Madsen & Associates, Inc., Certified Public Accountants for assurance and related services rendered that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2005 and 2004, were approximately $0 and $12,000, respectively.

TAX FEES

The aggregate fees billed by Madsen & Associates, Inc., Certified Public Accountants for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2004, were approximately $0 and $0, respectively.

ALL OTHER FEES

No other fees were billed by Madsen & Associates, Inc., Certified Public Accountants for the fiscal years ended December 31, 2005 and 2004.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT AMERICAN FAMILY PARKS, INC.

/s/ Larry Eastland Larry Eastland President, Chief Executive Officer and Chairman (Principal Executive Officer)

KNOWN BY ALL MEN THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry Eastland his attorney-in-fact and agent with full power of substitution and re-substitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Larry L. Eastland Larry L. Eastland	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 2, 2006

By: /s/ Richard W. Jackson Richard W. Jackson	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	May 2, 2006

By: Jane Klosterman	Director

By: /s/ Dale W. Van Voorhis Dale W. Van Voorhis	Director	May 2, 2006

By: /s/ Tristan R. Pico Tristan R. Pico	Director	May 2, 2006