Form 10QSB
period 2006-03-31
GREAT AMERICAN FAMILY PARKS INC
filed 2006-05-22
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 000-51254

Great American Family Parks, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	91-0626756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

208 South Academy Avenue, Suite 130
Eagle, Idaho 83616
(Address of principal executive offices)

(208) 342-8888

(Issuer's telephone number)

Copies to:
Richard A. Friedman, Esq.
Sichenzia Ross Friedman Ference LLP
1065 Avenue of the Americas
New York, New York 10018
Phone: (212) 930-9700
Fax: (212) 930-9725

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

The number of shares of the issuer's outstanding common stock on May 19, 2006 was 51,146,547.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2006

_____________________________________________________________________________________________

ASSETS
CURRENT ASSETS
Cash	$95,486
Accounts receivable - trade	42,367
Inventory	113,773
Prepaid expenses	22,568
Total Current Assets	274,194

PROPERTY and EQUIPMENT - net of depreciation	5,774,948

OTHER ASSETS
Deposits	7,724
Franchise fees - net of amortization	8,300
Loan fees - net of amortization	27,004
Intercompany advances - affiliates	37,500
80,528
$6,129,670
LIABILITIES and STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$699,230
Current portion - incentive program advances	10,687
Current portion - note payable	28,339
Current portion - mortgage payable - theme park	55,001
Current portion - capital lease obligations	19,377
Total Current Liabilities	812,634

LONG TERM LIABILITIES - net of current portions
Incentive program advances	28,641
Note payable	673,216
Mortgage payable - theme park	2,227,469
2,929,326
STOCKHOLDERS' EQUITY
Common stock
300,000,000 shares authorized, at $.001 par value;
44,946,537 shares issued and outstanding	44,946
Capital in excess of par value	3,385,026
Retained earnings (deficit)	(1,042,262)
2,387,710
$6,129,670

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2006 and 2005

_____________________________________________________________________________________________

	Mar 31,	Mar 31,
	2006	2005

SALES	$1,868,283	$1,194,941

COST OF SALES	1,570,044	1,013,097

Gross Profit	298,239	181,844

OPERATING EXPENSES

Administrative	349,421	189,988
Depreciation & amortization	27,246	25,928
	376,667	215,916

NET PROFIT (LOSS) FROM OPERATIONS	(78,428)	(34,072)

OTHER INCOME AND EXPENSES

Interest income	2,250	-
Other income	8,965	-
Interest expense	(53,620)	(12,377)

NET LOSS	$(120,833)	$(46,449)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-

AVERAGE OUTSTANDING SHARES - (stated in 1,000's)

Basic	44,947	33,184
Diluted	58,134	35,243

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

  CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2006 and 2005

_____________________________________________________________________________________________

	Mar 31,	Mar 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(120,833)	$(46,449)
Adjustments to reconcile net loss to
net cash provided by operating
activities
Depreciation & amortization	51,831	25,927
Changes in
Intercompany advances	(34,303)	70,335
Accounts receivable	(20,994)	(19,928)
Inventory	-	(59,651)
Prepaid expenses & deposits	7,054	650
Accounts payable	207,770	77,226
Incentive program advances	-	(2,622)

Net Change From Operations	90,525	45,488

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(28,094)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(12,211)	(12,507)
Payments on notes payable	(4,601)	(6,637)
Payments on mortgage payable	(13,346)	-
	(30,158)	(19,144)

Net Change in Cash	32,273	26,344
Cash at Beginning of Period	63,213	29,813

Cash at End of Period	$95,486	$56,157

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$53,620	$12,377

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

_____________________________________________________________________________________________

1.

ORGANIZATION

Great American Family Parks, Inc. (GAFP) (formally Royal Pacific Resources, Inc.) is a Nevada corporation formed during 2002 for the purpose of merging with Painted Deseret Uranium and Oil Company, Inc., a Washington corporation, incorporated in 1954, with the merger being  completed on July 25, 2002.

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

On November 8, 2004, the Company entered into an “Asset Purchase Agreement” with Ron Snider & Associates, Inc. to purchase animals and other  park  property for an animal theme park in Pine Mountain Georgia, with an extended closing date to June 13, 2005. The Company  organized  a  Georgia Corporation with the name of “Wild Animal Safari, Inc.,” a wholly owned subsidiary,  to  receive the assets and to  manage the  animal theme park.

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

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2006

_____________________________________________________________________________________________

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

CCC is a limited liability company with all tax attributes passing through to its members.  Before the acquisition date of December 23, 2003, the income of CCC passed through to the former members.  Accordingly, there is no provision for income taxes in the accompanying financial statements associated with the income of CCC prior to acquisition.  After the acquisition by GAFP the income or loss of CCC passes through to GAFP, the sole member of CCC.  On December 30, 2005, the Company and its subsidiaries had a net operating loss available for  carry forward of  $1,295,774.  The tax benefit of approximately $389,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is unable to project a reliable future net income.  The loss carryforward expires beginning in the  2027.

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

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2006

_____________________________________________________________________________________________

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Land	$1,942,005
Buildings and improvements	3,378,764
Equipment	603,492
Leased equipment	223,728
Animals	400,648
Less accumulated depreciation	(773,689)
Net	$5,774,948

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

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2006

_____________________________________________________________________________________________

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

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2006

_____________________________________________________________________________________________

5.  NOTE PAYABLE - THEME PARK - continued

On November 17, 2005 Wild Animal Safari, Inc. (subsidiary) completed the refinancing of the debt  incurred on June 13, 2005, above, in the acquisition of the Wild Animal Safari theme park from Ron Snider & Associates, Inc. and related entities. This refinancing was obtained from Commercial Bank & Trust Company of Troup County in LaGrange, Georgia. As a result of this refinancing, Ron Snider & Associates, Inc. and its affiliated entities were paid in full and the liens which were held by those entities against the Wild Animal Safari theme park assets were released. In place of the original seven year financing, which was provided  by the Snider entities , there is now a loan due by Wild Animal Safari, Inc. to Commercial Bank & Trust.

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

6.  CAPITAL LEASES

During 1999, the Company entered into a  lease agreement for gas pumping equipment that are classified as capital leases, and expires in 2006.

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2006

_____________________________________________________________________________________________

6.  CAPITAL LEASES - continued

The future minimum lease payments under the capital leases together with the net present value of the minimum lease payments as of December 31, 2005 are as follows:

Year Ending
December 31	Amount

2006	$33,230
Less: Amount representing interest	(1,642)
Net present value of future minimum lease payments	$31,588

The amount necessary to reduce the future minimum lease payments to their net present value is calculated at the average interest rate implicit in the leases of 13.685% with a buy out amount of   $1.00.

The net present value of the minimum lease payments and other balances related to the capital leases are included in the accompanying financial statements as follows:

Leased equipment under capital lease
Original assets value	$223,728
Less: Accumulated amortization on December 31, 2005	(94,652)
Book value of leased assets	$129,076

7.  INVESTMENT INCENTIVE PROGRAM

In September 1999, the Company received $107,520 as an advance for the construction of  a service station facility from  Chevron’s  Investment Incentive Program.   Under this program, the Company is required to sell 1,680,000 gallons (the “base volume”) of gasoline per year during the first four years of operation.  If the Company sells less than the base volume, a repayment is required equal to $.02 per gallon times the deficiency.  If the Company sells more than the base volume, the Company would receive an amount equal to $.02 per gallon times the excess with total payments including the initial advance not to exceed $160,000.  After four years, no minimum gallons  are required, and no further adjustments are made to the incentive.  As of March 31, 2006, the Company had not sold the minimum gallons and has made repayments totaling $44,596 covering its sales deficiency through March 2006.

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

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2006

_____________________________________________________________________________________________

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

9.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-director’s and their controlled entities have acquired 39% of the outstanding common stock of the Company, and during the three months ended March 2006 the Company paid $100,800  in salaries to officers.

On March 31, 2006 the Company had made no interest, demand loans to affiliates of $37,500. The affiliation resulted by common officers in the affiliates and the Company.

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

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

March  31, 2006

_____________________________________________________________________________________________

9.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES - continued

Consulting agreement

The Company entered into a consulting agreement with Ronald E. Snider, former owner of the theme park, effective upon the acquisition of the park, which provides for the sum of $300,000 over three years in monthly installments of $8,333 of which $4,163 will be paid in cash and the balance in common stock.

10.  CONTINGENCIES

Painted Desert (see organization above) owned or controlled properties on private and public lands in several states in the Western United States for purposes of exploring for and developing commercial mineral deposits. The Company’s efforts proved unsuccessful,   and as of December 31, 1995, the Company had abandoned all of its interests in mineral and mining properties.  The Company and its properties have been subject to a variety of federal and state regulations governing land use and environmental matters.  The Company accrues liabilities relating to environmental damages and claims only when it is probable that such liabilities exist and their amounts can be reasonably estimated.  During the 1970's, the Company held leasehold interests in two mining properties known as the Silver Strike Mine and the Blue Star Prospect located in Shoshone County of Northern Idaho, on which the Company participated in various exploration and mining activities.  The Silver Strike Mine and Blue Star Prospect claim areas are currently listed by the Environmental Protection Agency  as potentially contaminated sites and sources for potential contamination of drainages leading into the Coeur d’ Alene River Basin.  The Company has not received any notification of a pending action or proceeding against the Company relating to environmental damages it may be responsible for.  However, in recent years, certain other companies involved in mining activities on property interests upland of the Coeur d’ Alene River Basin have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and have entered into consent decrees with the EPA and the state of Idaho, concerning environmental remediation  obligations and damages to  natural resources in the Coeur D’Alene River Basin. As of December 31, 2005, the Company has not accrued any amounts for the potential  liability associated with any environmental claims  because any potential claim amount is undeterminable.

11.  GOING CONCERN

The Company intends to continue the  evelopment of  its business interests,  however, there is insufficient  working capital necessary to be successful in this effort and to service its debt which raises substantial doubt about its ability to continue as a going concern.

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

GREAT AMERICAN FAMILY PARKS,  INC.  and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

March  31, 2006

_____________________________________________________________________________________________

12.  PURCHASE OF FOOD FRANCHISES

The Company completed two franchise agreements for food sales which includes an initial payment of $10,000 and royalties of 7% of the  sales, to continue for five years. The initial payment is being amortized to expense over five years.

13. OPERATING SEGMENT DISCLOSURE

Included in the following are the condensed   operating statements of Great American Family Parks, Inc (parent)., CCC,  and the animal theme park (subsidiaries) for the three months ended March 31, 2006.

GAFP is the administrative division that serves CCC and the theme park.

CCC , a wholly owned subsidiary of the Company,  which operates a  retail convenience center,  including a Chevron gasoline station, and a convenience store in Nampa, Idaho.

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

	GAFP	CCC	Theme Park	Adjust- ments	Combined

SALES	$-	$1,600	$268		$1,868

COST OF SALES	-	1,414	156		1,570
Gross Profit	-	186	112		298

EXPENSES

Administration	134	97	107		338
Depreciation and amortization	2	25	-		27
Interest	1	8	45		54

	137	130	152		419

NET PROFIT (LOSS) -before income tax	$(137)	$56	$(40)		$(121)

Item 2. Management’s Discussion and Analysis

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing restraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission on May 2, 2006. The following discussion should be read in conjunction with our consolidated financial statements provided in this quarterly report on Form 10-QSB.

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

We plan to target properties located in and around “middle markets” listed among the 75 to 125 largest Standard Metropolitan Areas in the United States – a “niche market” of medium-sized urban areas. However, opportunities may arise which cause us to deviate from this strategy, as was the case with our acquisition of the Pine Mountain Wild Animal Park, which is located in the Atlanta Standard Metropolitan Area, one of the largest Standard Metropolitan Area’s in the United States.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Revenues

Revenues increased $673,342 to $1,868,283 for the three months ended March 31, 2006, as compared to revenues of $1,194,941 for the three months ended March 31, 2005. The increase in revenues was due to two factors: the purchase of Wild Animal Safari, and additional purchasers of the products sold at our Crossroads Convenience Center complex. The increase in purchasers is due primarily to the development of the following facilities located within one mile of Crossroads Convenience Center complex: the largest regional auto mall in Idaho; the 7,500 student Boise State University campus; the doubling of offerings at The Idaho Center entertainment complex; three multi-story office buildings; a regional hospital complex; a hotel; renovation of the I-84 off-ramp and surrounding roads leading to the Crossroads Convenience Center and; the Walmart and Sam’s Club facilities currently under construction.

Cost of revenues increased $556,907 to $1,570,004 for the three months ended March 31, 2006, as compared to cost of revenues of $1,013,097 for the three months ended March 31, 2005. The increase in cost of revenues was due to the increase in the cost of fuel at Crossroads Convenience Center, and the cost of operations at Wild Animal Safari. The cost of fuel remains a challenging factor with inherent uncertainties as to the ultimate impact on our profits. To date, the evidence suggests that customers will increase their total per visit purchase amounts irrespective of fuel prices, although this may not be true of potential future increases in fuel costs.  If our customers reallocate their dollars spent, this will most likely be to increase their fuel purchase amount and decrease their in-store purchases.  Since in-store purchases have a higher profit margin than fuel profits, this could mean an increase in total revenues accompanied by a decrease in profits.  However, because neither consumer spending habits nor fuel prices have stabilized to the point where knowledgeable estimates can be made on future sales based on past performance, the cost of fuel remains a variable which we will monitor carefully in the months to come.

Gross margins increased $116,395 to $298,239 for the three months ended March 31, 2006, as compared to $181,844 for the three months ended March 31, 2005.  This was a combination of greater food sales in-store at Crossroads Convenience Center which has a higher profit margin than fuel sales.

Expenses

General, administrative and selling expenses increased $159,433 to $349,421 for the three months ended March 31, 2006, as compared to $189,988 for the three months ended March 31, 2005. The increase in general, administrative and selling expenses was due to the inclusion of new corporate expenses, the administrative costs of Wild Animal Safari, and compliance costs.

Depreciation and Amortization

Our depreciation and amortization expense increased $1,381 to $27,246 for the three months ended March 31, 2006, as compared to $25,928 for the three months ended March 31, 2005 because of due to minor additions of equipment.

Net Loss

We posted a net loss of $120,833 for three months ended March 31, 2006, an increase of $74,384 as compared to a net loss of $46,449 for the three months ended March 31, 2005. The net loss is attributable to the operations of Wild animal Safari and an increase in administrative costs.

Liquidity and Capital Resources

Our total current assets at March 31, 2006 were $274,194 including $95,486 in cash as compared with $247,842 in total current assets at March 31, 2005, which included cash of $56,157.  Additionally, we had shareholder equity in the amount of $2,387,710 at March 31, 2006 as compared to shareholder equity of $110,335 at March 31, 2005.  This increase was a result of the issuance of common stock.

Our cash on hand increased $39,329 to $95,486 as of March 31, 2006, as compared to cash on hand of $56,157 at March 31, 2005. The Company intends to continue the development of its business interests, however, there is insufficient working capital necessary at present to be successful in this effort, which raises substantial doubt about our ability to continue as a going concern.

The number of common shares outstanding increased from 33,184,400 shares at March 31, 2005 to 44,946,537 shares at the March 31, 2006, an increase of 35.4%.  During that period our shareholders equity increased from a negative $539,916, at March 31, 2005 to $2,387,710 at March 31, 2006.

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Limitations on Effectiveness of Disclosure Controls and Procedures.

Disclosure controls and procedures cannot provide absolute assurance of achieving financial reporting objectives because of their inherent limitations. Disclosure controls and procedures is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Disclosure controls and procedures also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by disclosure controls and procedures. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Effective May 16, 2006, Christopher Eastland was appointed as a Director of Great American Family Parks, Inc.

Christopher Eastland is currently a principal of Seidler Equity Partners, a private equity investment firm based in Los Angeles, California.  He is involved in all firm investment activities, including deal sourcing, transaction structuring and negotiating and monitoring of portfolio investments.  Prior to joining Seidler Equity Partners in early 2004, Chris was a transactional attorney at the law firm O’Melveny & Myers LLP since 1999.  His practice focused principally on mergers and acquisitions and private equity investment, as well as representation of public and private companies in commercial transactions.  Chris received a B.S. in business administration and entrepreneurial studies from the University of Southern California and a J.D. from the University of Southern California.  He is a member of the State Bar of California.

Christopher Eastland is the son of Larry Eastland, the Company’s Chairman, President and Chief Executive Officer.

Effective May 18, 2006, Jim Meikle was appointed as a Director of Great American Family Parks, Inc.

Since 1994, Jim Meikle has served as Vice President of Amusement Business Consultants, Inc., an entertainment industry consulting company based in Ohio. Since 1994, Mr. Meikle has also been the owner of Turk-Meikle Construction, Inc., a general contracting business in Ohio.

Effective May 18, 2006, Jeff Lococo was appointed as a Director of Great American Family Parks, Inc.

In 2000, Mr. Lococo joined Great Wolf Resorts Inc. as General Manager of Great Wolf Lodge Sandusky, Ohio. In 2005, Mr. Lococo was appointed Corporate Vice President of Resort Operations for all Great Wolf Lodge Resorts. In this capacity, he was responsible for overseeing seven properties. Mr. Lococo has twenty five years of experience in the entertainment and hospitality industry.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibit Index

31.1	Certification by Chief Executive Officer, required by Rule 13a- 14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, required by Rule 13a- 14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT AMERICAN FAMILY PARKS, INC.

Date: May 22, 2006	/s/ Larry Eastland

Name: Larry Eastland
Title: President and Chief Executive Officer

Date: May 22, 2006	/s/ Richard W. Jackson

Name: Richard W. Jackson
Title: Chief Financial Officer