Form 10QSB
period 2006-06-30
GREAT AMERICAN FAMILY PARKS INC
filed 2006-08-10
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the issuer's outstanding common stock on August 6, 2006 was 51,146,537.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - unaudited

June 30, 2006

____________________________________________________________________________________________

ASSETS
CURRENT ASSETS
Cash	$146,564
Accounts receivable - trade	2,830
Inventory	139,879
Prepaid expenses	31,597
Total Current Assets	320,870

PROPERTY and EQUIPMENT - net of accumulated depreciation	5,735,796

OTHER ASSETS
Deposits	800
Franchise fees	10,000
Loan fees - net of amortization	25,640
Intercompany advances - affiliates	41,600
78,040
$6,134,706

LIABILITIES and STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$438,544
Accounts payable - related parties	56,979
Current maturities - incentive program advances	10,687
Current maturities - note payable	28,339
Current maturities - mortgage payable - theme park	55,001
Total Current Liabilities	689,550

LONG TERM LIABILITIES - net of current maturities
Incentive program advances	28,641
Note payable	670,425
Mortgage payable - theme park	2,214,838
2,913,904
STOCKHOLDERS' EQUITY
Common stock
300,000,000 shares authorized, at $.001 par value;
51,146,537 shares issued and outstanding	51,146
Capital in excess of par value	3,384,650
Retained earnings (deficit)	(904,544)
2,531,252
$6,134,706

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

For the Three and Six Months Ended June 30, 2006 and 2005

 ____________________________________________________________________________________________

	Three Months		Six Months
	Jun 30,	Jun 30,	Jun 30,	Jun 30,
	2006	2005	2006	2005

SALES	$2,964,224	$1,714,330	$4,832,507	$2,909,271

COST OF SALES	1,870,850	1,412,689	3,440,894	2,425,786

Gross Profit	1,093,374	301,641	1,391,613	483,485

OPERATING EXPENSES

Administrative	783,832	533,207	1,133,253	723,195
Depreciation & amortization	93,212	26,604	120,458	52,532

	877,044	559,811	1,253,711	775,727

NET PROFIT (LOSS) FROM
OPERATIONS	216,330	(258,170)	137,902	(292,242)

OTHER INCOME AND EXPENSES

Other income	2,835	3,058	14,050	3,058
Interest expense	(81,447)	(86,543)	(135,067)	(98,920)

NET PROFIT (LOSS)	$137,718	$(341,655)	$16,885	$(388,104)

NET PROFIT (LOSS) PER COMMON SHARE

Basic and diluted	$-	$(.01)	$-	$(.01)

AVERAGE OUTSTANDING SHARES -
(stated in 1,000's)

Basic	51,146	33,184	51,146	33,184
Diluted	58,134	46,371	58,134	46,371

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2006 and 2005

____________________________________________________________________________________________

	Jun 30,	Jun 30,
	2006	2005
CASH FLOWS FROM
OPERATING ACTIVITIES

Net profit (loss)	$16,885	$(388,104)
Adjustments to reconcile net loss to
net cash provided by operating activities

Depreciation & amortization	120,458	53,309
Issuance of capital for expenses	6,200	17,500
Interest on value of contingent debt	-	752
Changes in
Accounts receivable	18,459	31,012
Inventory	(26,106)	(55,724)
Prepaid expenses & deposits	(33,265)	37,470
Accounts payable	104,063	244,282
Incentive program advances	-	(4,119)

Net Change From Operations	206,694	(63,622)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of property & equipment	(58,386)	(2,388,651)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of capital stock	-	2,852,221
Payments on notes payable	(64,957)	(36,520)
	(64,957)	2,815,701

Net Change in Cash	83,351	363,428
Cash at Beginning of Period	63,213	29,813
Cash at End of Period	$146,564	$393,241

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$135,067	$98,920
Issuance of 70,000 common shares for expenses	17,500

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

____________________________________________________________________________________________

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

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2006

____________________________________________________________________________________________

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

CCC is a limited liability company with all tax attributes passing through to its members. Before the acquisition date of December 23, 2003, the income of CCC passed through to the former members. Accordingly, there is no provision for income taxes in the accompanying financial statements associated with the income of CCC prior to acquisition. After the acquisition by GAFP the income or loss of CCC passes through to GAFP, the sole member of CCC. On June 30, 2006, the Company and its subsidiaries had a net operating loss available for carry forward of $1,151,856. The tax benefit of approximately $346,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is unable to project a reliable future net income. The loss carryforward expires beginning in the 2026.

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

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2006

____________________________________________________________________________________________

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

Land	$ 1,942,005
Buildings and improvements	3,378,764
Equipment	627,911
Leased equipment	223,728
Animals	403,698
Less accumulated depreciation	(840,310)
Net	$ 5,735,796

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

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2006

____________________________________________________________________________________________________________

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

At June 30, 2006, the scheduled future principal maturities for the note are as follows:

Year Ending
June 30	Amount
2006	28,339
2007	29,715
2008	31,158
2009	32,671
2110	34,257
Thereafter	542,624

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

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2006

____________________________________________________________________________________________

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

This new loan will be repaid in monthly installments based on a twenty-year amortization schedule. The interest rate on the new loan is 7.75% for the first five years. The interest rate will be renegotiated at the end of the initial five years of the payment term on November 17, 2010, but as part of the refinancing the bank has agreed to extend the payment term for an additional fifteen years after November 17, 2010, subject to no default. The new loan is secured by a first priority security agreement and a first priority security deed on the Wild Animal Safari theme park assets.

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

At June 30, 2006, the scheduled future principal maturities for the note are as follows:

Year Ending
June 30	Amount
2006	55,001
2007	59,418
2008	64,190
2009	69,345
2110	2,021,885

6. INVESTMENT INCENTIVE PROGRAM

In September 1999, the Company received $107,520 as an advance for the construction of a service station facility from Chevron’s Investment Incentive Program. Under this program, the Company is required to sell 1,680,000 gallons (the “base volume”) of gasoline per year during the first four years of operation. If the Company sells less than the base volume, a repayment is required equal to $.02 per gallon times the deficiency. If the Company sells more than the base volume, the Company would receive an amount equal to $.02 per gallon times the excess with total payments including the initial advance not to exceed $160,000. After four years, no minimum gallons are required, and no further adjustments are made to the incentive. As of June 30, 2006, the Company had not sold the minimum gallons and has made repayments totaling $44,596 covering its sales deficiency through June 2006.

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2006

____________________________________________________________________________________________

6. INVESTMENT INCENTIVE PROGRAM - continued

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

7. CAPITAL STOCK

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

8. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-director’s and their controlled entities have acquired 39% of the outstanding common stock of the Company, and during the six months ended June 2006 the Company paid $103,400 in salaries to officers.

On June 30, 2006 the Company had made no interest, demand loans to affiliates of $41,600. The affiliation resulted by common officers in the affiliates and the Company.

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

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2006

____________________________________________________________________________________________

8. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES - continued

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

9. CONTINGENCIES

Painted Desert (see organization above) owned or controlled properties on private and public lands in several states in the Western United States for purposes of exploring for and developing commercial mineral deposits. The Company’s efforts proved unsuccessful, and as of December 31, 1995, the Company had abandoned all of its interests in mineral and mining properties. The Company and its properties have been subject to a variety of federal and state regulations governing land use and environmental matters. The Company accrues liabilities relating to environmental damages and claims only when it is probable that such liabilities exist and their amounts can be reasonably estimated. During the 1970's, the Company held leasehold interests in two mining properties known as the Silver Strike Mine and the Blue Star Prospect located in Shoshone County of Northern Idaho, on which the Company participated in various exploration and mining activities. The Silver Strike Mine and Blue Star Prospect claim areas are currently listed by the Environmental Protection Agency as potentially contaminated sites and sources for potential contamination of drainages leading into the Coeur d’ Alene River Basin. The Company has not received any notification of a pending action or proceeding against the Company relating to environmental damages it may be responsible for. However, in recent years, certain other companies involved in mining activities on property interests upland of the Coeur d’ Alene River Basin have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and have entered into consent decrees with the EPA and the state of Idaho, concerning environmental remediation obligations and damages to natural resources in the Coeur D’Alene River Basin. As of June 30, 2006, the Company has not accrued any amounts for the potential liability associated with any environmental claims because any potential claim amount is undeterminable.

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2006

____________________________________________________________________________________________

10. LIQUIDITY AND CAPITAL RESOURCES

Our audit report of the Company accompanying our financial statements for the year ended December 31, 2005, expressed substantial doubt about the Company’s ability to continue as a going concern.  However, at the time of the audit report, we also indicated to the Company that the going concern opinion was based solely on the Company’s negative working capital and did not reflect the Company’s ability to support its operations from its revenues. As of June 30, 2006, we anticipate that the Company’s revenues will be sufficient to support its operations over the next 12 months even if the funding necessary to complete further potential acquisitions does not materialize.

11. PURCHASE OF FOOD FRANCHISES

The Company completed two franchise agreements for food sales which includes an initial payment of $10,000 and royalties of 7% of the sales, to continue for five years. The initial payment will be amortized to expense over five years.

12. OPERATING SEGMENT DISCLOSURE

Included in the following are the condensed operating statements of Great American Family Parks, Inc (parent), CCC, and the animal theme park (subsidiaries) for the six months ended June 30, 2006.

Stated in 1,000's.

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

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2006

____________________________________________________________________________________________

12. OPERATING SEGMENT DISCLOSURE - continued

	GAFP	CCC	Theme	Adjust-	Total
			Park	ments

SALES	$-	$3,760	$1,072		$4,832

COST OF SALES	-	3,353	562		3,915
Gross Profit	-	407	510		917

EXPENSES

Administration	247	264	195		706
Depreciation and amortization	3	50	-		53
Interest	-	41	94		135
	250	355	289		894

NET PROFIT (LOSS)
-before income tax	$(250)	$52	$221		$23

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Revenues

Revenues increased $1,249,894 to $2,964,224 for the three months ended June 30, 2006, as compared to revenues of $1,714,330 for the three months ended June 30, 2005. The increase in revenues was due to two factors: the purchase of Wild Animal Safari, and additional purchasers of the products sold at our Crossroads Convenience Center complex. The increase in purchasers is due primarily to the development of the following facilities located within one mile of Crossroads Convenience Center complex: the largest regional auto mall in Idaho; the 7,500 student Boise State University campus; the doubling of offerings at The Idaho Center entertainment complex; three multi-story office buildings; a regional hospital complex; a hotel; renovation of the I-84 off-ramp and surrounding roads leading to the Crossroads Convenience Center and; the Walmart and Sam’s Club facilities currently under construction.

Cost of revenues increased $458,161 to $1,870,850 for the three months ended June 30, 2006, as compared to cost of revenues of $1,412,689 for the three months ended June 30, 2005. The increase in cost of revenues was due to the increase in the cost of fuel at Crossroads Convenience Center, and the cost of operations at Wild Animal Safari. The cost of fuel remains a challenging factor with inherent uncertainties as to the ultimate impact on our profits. To date, the evidence continues to suggest that customers will increase their total per visit purchase amounts irrespective of fuel prices, although this may not be true of potential future increases in fuel costs.  If our customers reallocate their dollars spent, this will most likely be to increase their fuel purchase amount and decrease their in-store purchases.  Since in-store purchases have a higher profit margin than fuel profits, this could mean an increase in total revenues accompanied by a decrease in profits.  However, the cost of fuel remains a variable which we will monitor carefully in the months to come.

Gross profit increased $791,733 to $1,093,374 for the three months ended June 30, 2006, as compared to $301,641 for the three months ended June 30, 2005.   This was due to a combination of:

•

increased attendance and per capita spending at Wild Animal Safari, and

•

increased sales of fuel and in-store convenience sales at Crossroads Convenience Center.

Expenses

General, administrative and selling expenses increased $311,033 to $870,844 for the three months ended June 30, 2006, as compared to $559,811 for the three months ended June 30, 2005. The increase in general, administrative and selling expenses was due to the inclusion of new corporate expenses, the administrative costs of Wild Animal Safari, and compliance costs.

Our depreciation and amortization expense increased $66,608 to $93,212 for the three months ended June 30, 2006, as compared  to an increase from $25,928 to $52,532 for the three months ended June 30, 2005. This increase was due to amortization and depreciation expenses incurred by the Company’s Wild Animal Safari, Inc. subsidiary for 2006. By comparison, the Company did not own the Wild Animal Safari theme park during the comparable period in 2005.

Net Profit/Loss

We posted a net profit of $137,718 for three months ended June 30, 2006, an increase of $479,373 as compared to a net loss of $341,665 for the three months ended June 30, 2005. The net profit is attributable to the profitability of the Company’s Wild Animal Safari, Inc. subsidiary, which generated a net profit of $181,404 for the three months ended June 30, 2006. The net profit is also attributable to improved profitability of the Company’s Crossroads subsidiary, as well as the absence of purchase and organizational costs which were incurred in connection with the Company’s purchase of the Wild Animal Safari theme park in June 2005, including legal, accounting and auditing, appraisal and other due diligence costs.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Revenues

Revenues increased $1,923,236 to $4,832,507 for the six months ended June 30, 2006, as compared to revenues of $2,909,271 for the six months ended June 30, 2005. The increase in revenues was due to two factors: the purchase of Wild Animal Safari, and additional purchasers of the products sold at our Crossroads Convenience Center complex. The increase in purchasers is due primarily to the development of the following facilities located within one mile of Crossroads Convenience Center complex: the largest regional auto mall in Idaho; the 7,500 student Boise State University campus; the doubling of offerings at The Idaho Center entertainment complex; three multi-story office buildings; a regional hospital complex; a hotel; renovation of the I-84 off-ramp and surrounding roads leading to the Crossroads Convenience Center and; the Walmart and Sam’s Club facilities currently under construction.

Cost of revenues increased $1,015,108 to $3,440,894 for the six months ended June 30, 2006, as compared to cost of revenues of $2,425,786 for the six months ended June 30, 2005. The increase in cost of revenues was due to the increase in the cost of fuel at Crossroads Convenience Center, and the cost of operations at Wild Animal Safari. The cost of fuel remains a challenging factor with inherent uncertainties as to the ultimate impact on our profits. To date, the evidence continues to suggest that customers will increase their total per visit purchase amounts irrespective of fuel prices, although this may not be true of potential future increases in fuel costs.  If our customers reallocate their dollars spent, this will most likely be to increase their fuel purchase amount and decrease their in-store purchases.  Since in-store purchases have a higher profit margin than fuel profits, this could mean an increase in total revenues accompanied by a decrease in profits.  However, the cost of fuel remains a variable which we will monitor carefully in the months to come.

Gross profit increased $908,128 to $1,391,613 for the six months ended June 30, 2006, as compared to $483,485 for the six months ended June 30, 2005. This was due to a combination of:

•

increased attendance and per capital spending at Wild Animal Safari, and

•

increased sales of fuel and convenience sales in-store at Crossroads Convenience Center.

Expenses

General, administrative and selling expenses increased $410,058 to $1,133,253 for the six months ended June 30, 2006, as compared to $723,195 for the six months ended June 30, 2005. The increase in general, administrative and selling expenses was due to the inclusion of new corporate expenses, the administrative costs of Wild Animal Safari, and compliance costs.

Our depreciation and amortization expense increased $67,926 to $120,458 for the six months ended June 30, 2006, as compared to $52,532 for the six months ended June 30, 2005. This increase was due to depreciation and amortization related to the theme park.

Net Profit/Loss

We posted a net profit of $16,885 for six months ended June 30, 2006, an increase of $411,189 as compared to a net loss of $388,104 for the six months ended June 30, 2005. The decrease in net loss is attributable to the legal, accounting, appraisal and due diligence costs incurred in connection with the acquisition of the Wild Animal Safari park in June 2005. No such costs have been incurred in 2006.

Liquidity and Capital Resources

Our total current assets at June 30, 2006 were $6,134,706 including $146,564 in cash as compared with $404,989 in total current assets at June 30, 2005, which included cash of $142,553.  Additionally, we had stockholders’ equity in the amount of $2,531,252 at June 30, 2006 as compared to shareholder equity of $2,774,228 at June 30, 2005.  The changes in both total assets and stockholder equity were primarily due to the completed purchase of the Wild Animal Safari theme park during 2005.

Our cash on hand increased $4,011 to $146,564 as of June 30, 2006, as compared to cash on hand of $142,553 at June 30, 2005. The Company intends to continue the development of its business interests; however, even though there is insufficient working capital necessary at present to be successful in this expansion effort, we will be able to support our operations over the next 12 months from our revenues even if the funding necessary to complete further potential acquisitions does not materialize.

The number of common shares outstanding increased from 44,382,537 shares at June 30, 2005 to 51,146,537 shares at June 30, 2006, an increase of 15%.

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

Our independent registered public accountants, in their audit report accompanying our financial statements for the year ended December 31, 2005, expressed substantial doubt about our ability to continue as a going concern. However, at the time of the audit report, the Company’s independent registered public accountants indicated to the Company that the going concern opinion was based solely on the Company’s negative working capital and did not reflect the Company’s ability to support its operations from its revenues. As of June 30, 2006, both the Company and its independent registered public accounting firm anticipate that the Company’s revenues will be sufficient to support its operations over the next 12 months even if the funding necessary to complete further potential acquisitions does not materialize.

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

•

Per capita spending by the customers will continue to rise in relation to the rise in capital expenditures.

If any one of these assumptions, or combination of assumptions, proves incorrect, then the values assigned to real estate, per capita revenues, attendance and other variables that have remained consistent over the past two years may not be realized.  The same would be true if higher than expected revenue streams occurred.

Recent Accounting Pronouncements

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

The National Association of Securities Dealers (NASD) approved Great American Family Park's shares for quotation on the Over-the-Counter Bulletin Board as of May 25, 2006. The Company's shares, which were previously quoted on the Pink Sheets, are now quoted under the ticker symbol GFAM.OB.

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

GREAT AMERICAN FAMILY PARKS, INC.

Date: August 10, 2006	/s/ Larry Eastland
Name: Larry Eastland
Title: President and Chief Executive Officer

Date: August 10, 2006	/s/ Richard W. Jackson
Name: Richard W. Jackson
Title: Chief Financial Officer