Form 10QSB
period 2006-09-30
GREAT AMERICAN FAMILY PARKS INC
filed 2006-11-20
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the issuer's outstanding common stock on November 15, 2006 was 51,726,537.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - unaudited

September 30, 2006

____________________________________________________________________________________________

ASSETS
CURRENT ASSETS
Cash	$134,491
Accounts receivable - trade	2,621
Inventory	148,807
Prepaid expenses	101,795
Total Current Assets	387,714

PROPERTY and EQUIPMENT - net of accumulated depreciation	5,684,232

OTHER ASSETS
Deposits	11,483
Franchise fees	33,703
Intercompany advances - affiliates	41,600
86,786
$6,158,732

LIABILITIES and STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$569,652
Accounts payable - related parties	197,179
Current maturities - incentive program advances	10,687
Current maturities - note payable	28,339
Current maturities - mortgage payable - theme park	55,001
Total Current Liabilities	860,858

LONG TERM LIABILITIES - net of current maturities
Incentive program advances	28,641
Note payable	662,912
Mortgage payable - theme park	2,201,950
2,893,503
STOCKHOLDERS' EQUITY
Common stock
300,000,000 shares authorized, at $.001 par value;
51,726,537 shares issued and outstanding	51,726
Capital in excess of par value	3,500,070
Retained earnings (deficit)	(1,147,425)
2,404,371
$6,158,732

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

For the Three and Nine Months Ended September 30, 2006 and 2005

 ____________________________________________________________________________________________

	Three Months		Nine Months
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2006	2005	2006	2005

SALES	$3,352,566	$2,359,741	$8,185,073	$5,269,012

COST OF SALES	2,599,423	1,825,939	6,040,317	4,251,725

Gross Profit	753,143	533,802	2,144,756	1,017,287

OPERATING EXPENSES

Administrative	877,984	516,570	2,005,037	1,239,765
Depreciation & amortization	70,289	62,392	190,747	114,924

	948,273	578,962	2,195,784	1,354,689

NET PROFIT (LOSS) FROM
OPERATIONS	(195,130)	(45,160)	(51,028)	(337,402)

OTHER INCOME AND EXPENSES

Other income	7,311	-	21,361	3,058
Interest expense	(52,206)	(56,983)	(187,273)	(93,403)
Extended closing penalty – theme park	-	-	-	(62,500)

NET PROFIT (LOSS)	$(240,025)	$(102,143)	$(216,940)	$(490,247)

NET PROFIT (LOSS) PER COMMON SHARE

Basic and diluted	$-	$-	$-	$(.01)

AVERAGE OUTSTANDING SHARES -
(stated in 1,000's)

Basic	48,336	39,065	46,452	35,142
Diluted	62,636	53,365	60,752	49,442

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2006 and 2005

 ____________________________________________________________________________________________

			Capital in
	Common Stock		Excess of	Retained
	Shares	Amount	Par Value	Earnings

Balance January 1, 2004	30,200,000	$30,200	$(33,619)	$186,594

Issuance of common stock for cash -
net of issuance costs - September 2004	1,716,000	1,716	361,867	-
Issuance of common stock for payment
of debt - September 2004	1,268,400	1,268	22,762	-
Interest expense on value of contingent debt	-	-	1,477	-
Net operating loss for the year
ended December 31, 2004	-	-	-	(280,406)

Balance December 31, 2004	33,184,400	33,184	352,487	(93,812)

Adjustment to outstanding stock resulting
from change in transfer agents	137	-	-	-
Issuance of common stock for cash at $.30 -
net of issuance costs	11,128,000	11,128	2,841,093	-
Issuance of common stock for expenses -
acquisition of theme park – at $.30	80,000	80	23,920	-
Issuance of common stock for services at $.30	554,000	554	165,646	-
Interest expense on value of contingent debt	-	-	1,504	-
Net operating loss for the year
ended December 31, 2005	-	-	-	(836,673)

Balance December 31, 2005	44,946,537	44,946	3,384,650	(930,485)

Issuance of common stock for services	6,780,000	6,780	115,420	-
Net operating loss for the nine months
ended September 30, 2006	-	-	-	(216,940)

Balance September 30, 2006	51,726,537	$51,726	$3,500,070	$(1,147,425)

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2006 and 2005

____________________________________________________________________________________________

	Sept 30,	Sept 30,
	2006	2005
CASH FLOWS FROM
OPERATING ACTIVITIES

Net profit (loss)	$(216,940)	$(490,247)
Adjustments to reconcile net loss to
net cash provided by operating activities

Depreciation & amortization	190,747	114,924
Issuance of capital for expenses	122,200	103,000
Interest on value of contingent debt	-	1,880
Changes in
Accounts receivable	(6,854)	38,740
Inventory	(35,034)	(55,724)
Prepaid expenses & deposits	(114,384)	28,325
Accounts payable	93,785	203,853
Incentive program advances	-	(7,865)

Net Change From Operations	33,520	(63,114)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of property & equipment	(74,063)	(2,467,670)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from loans – related parties	197,179	-
Proceeds from issuance of capital stock	-	2,852,221
Payments on notes payable	(85,358)	(118,817)
	111,821	2,733,404

Net Change in Cash	71,278	202,620
Cash at Beginning of Period	63,213	29,813
Cash at End of Period	$134,491	$232,433

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest expense	$187,273	$91,523
Issuance of common shares for expenses	122,200	103,000

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

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

September 30, 2006

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

CCC is a limited liability company with all tax attributes passing through to its members.  Before the acquisition date of December 23, 2003, the income of CCC passed through to the former members.  Accordingly, there is no provision for income taxes in the accompanying financial statements associated with the income of CCC prior to acquisition.  After the acquisition by GAFP the income or loss of CCC passes through to GAFP, the sole member of CCC.  On September 30, 2006, the Company and its subsidiaries had a net operating loss available for  carry forward of  $1,429,411.  The tax benefit of approximately $429,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is unable to project a reliable future net income.  The loss carryforward expires beginning in 2026.

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

September 30, 2006

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

Land	$ 1,942,005
Buildings and improvements	3,378,764
Equipment	644,699
Leased equipment	223,728
Animals	403,698
Less accumulated depreciation	(908,662)
Net	$ 5,684,232

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

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2006

____________________________________________________________________________________________________________

3.  NOTE PAYABLE

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

At January 1, 2006  the scheduled future principal maturities for the note are as follows:

Year Ending
December 31	Amount
2006	28,339
2007	29,715
2008	31,158
2009	32,671
2110	34,257
Thereafter	535,111

4.  MORTGAGE PAYABLE - THEME PARK

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

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2006

____________________________________________________________________________________________

4.  NOTE PAYABLE - THEME PARK - continued

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

At January  1, 2006, the scheduled future principal maturities for the note are as follows:

Year Ending
December 31	Amount
2006	55,001
2007	59,418
2008	64,190
2009	69,345
2110 and thereafter	2,008,997

5.  INVESTMENT INCENTIVE PROGRAM

In September 1999, the Company received $107,520 as an advance for the construction of  a service station facility from  Chevron’s  Investment Incentive Program.   Under this program, the Company is required to sell 1,680,000 gallons (the “base volume”) of gasoline per year during the first four years of operation.  If the Company sells less than the base volume, a repayment is required equal to $.02 per gallon times the deficiency.  If the Company sells more than the base volume, the Company would receive an amount equal to $.02 per gallon times the excess with total payments including the initial advance not to exceed $160,000.  After four years, no minimum gallons  are required, and no further adjustments are made to the incentive.  As  of  September 30, 2006, the Company had not sold the minimum gallons and has made repayments totaling $44,596 covering its sales deficiency through September 2006.

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2006

____________________________________________________________________________________________

5.  INVESTMENT INCENTIVE PROGRAM - continued

If the Company discontinues the sale of Chevron branded products during the ten-year period after the start of operations (September 1999), the incentive advances under this program are required to be reimbursed, less 1/120 of such advance for each month elapsed during the ten-year period.   The balance due under the incentive contract  at September 2003 is being amortized on a straight line basis over the remaining term of the contract and is included in the Statement of Operations as a reduction to fuel cost of goods sold.

6.  CAPITAL STOCK

On September 27, 2004, the Company issued 2,984,400  private placement  common shares  for cash, and 2,059,200 warrants under a Purchase Agreements dated June 10, 2004.  Each  warrant includes the right to purchase an additional common share at $.30 per share at any time within five years.

During June 2005 the Company completed an offering of 11,128,000 common shares for cash.  Included as part of the sale were warrants to purchase 11,128,000 common shares at any time before June 23, 2010 at an exercise price of $.35.  During June through December 2005 the Company  issued 634,000 common shares for services and expenses at $.30 and during the nine months ended September 30, 2006 the Company issued 6,780,000 common shares for services.

On the date of this report none of the warrants had been exercised.

7.  SIGNIFICANT  TRANSACTIONS WITH RELATED PARTIES

Officer-director’s and their controlled entities have acquired 33% of the outstanding common stock of the Company, and during the nine months ended September 2006 the Company paid  $237,731   in salaries to officers-directors.

On September 30, 2006 the Company had made no interest, demand loans  to affiliates of $41,600 (the affiliation resulted by common officers in the affiliates and the Company) and has accounts payable due related parties of $197,179.

Employment Agreements

On February 1, 2005, the Company entered  into separate employment agreements with four officers which provides for base annual salaries of  aggregate payments of $260,000, as compensation for the part-time employment of the officers until a second theme park is acquired.  Each agreement has a base term of  three  years effective on February 1, 2005 and provides for base annual salaries of $120,000 to Larry Eastland, the president and CEO, $40,000 to Dale Van Voorhis, the CFO, and $60,000 to James Meikle, President of the Theme Park.   The agreements are  renewable for additional period of two  years, unless  notice is given to the contrary.  Upon the acquisition of a second theme park, the salaries will increase to aggregate payments of $330,000 and provides for base annual salaries of respectively  $170,000, $60,000, and $100,000.   With the acquisition of additional theme parks, salaries will be reviewed with consideration given to resulting increased work and responsibility.   Health insurance is provided in the form of a Blue Cross Plan for two officers and their  families.

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2006

____________________________________________________________________________________________

7.  SIGNIFICANT  TRANSACTIONS WITH RELATED PARTIES - continued

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

Consulting agreement

The Company entered into a consulting agreement with Ronald E. Snider, former owner of the theme park, effective upon the acquisition of the park, which provides for the sum of $149,868 over three years in monthly installments of $4,163.

8.  CONTINGENCIES

Painted Desert (see organization above) owned or controlled properties on private and public lands in several states in the Western United States for purposes of exploring for and developing commercial mineral deposits. The Company’s efforts proved unsuccessful,   and as of December 31, 1995, the Company had abandoned all of its interests in mineral and mining properties.  The Company and its properties have been subject to a variety of federal and state regulations governing land use and environmental matters.  The Company accrues liabilities relating to environmental damages and claims only when it is probable that such liabilities exist and their amounts can be reasonably estimated.  During the 1970's, the Company held leasehold interests in two mining properties known as the Silver Strike Mine and the Blue Star Prospect located in Shoshone County of Northern Idaho, on which the Company participated in various exploration and mining activities.  The Silver Strike Mine and Blue Star Prospect claim areas are currently listed by the Environmental Protection Agency  as potentially contaminated sites and sources for potential contamination of drainages leading into the Coeur d’ Alene River Basin.  The Company has not received any notification of a pending action or proceeding against the Company relating to environmental damages it may be responsible for.  However, in recent years, certain other companies involved in mining activities on property interests upland of the Coeur d’ Alene River Basin have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and have entered into consent decrees with the EPA and the state of Idaho, concerning environmental remediation  obligations and damages to  natural resources in the Coeur D’Alene River Basin. As of September 30, 2006, the Company has not accrued any amounts for the potential  liability associated with any environmental claims  because any potential claim amount is undeterminable.

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2006

____________________________________________________________________________________________

9.  GOING CONCERN

The Company intends  to continue the  development of  its business interests,  however, there is insufficient  working capital necessary to be successful in this effort and to service its debt which raises substantial doubt about its ability to continue as a going concern.

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

10.  PURCHASE OF FOOD FRANCHISES

The Company completed two franchise agreements for food sales which includes an initial payment of $10,000 and royalties of 7% of  the  sales, to continue for five years. The initial payment will  be amortized to expense over five years.

11. OPERATING SEGMENT DISCLOSURE

Included in the following are the condensed   operating statements of Great American Family Parks, Inc (parent), CCC, and the animal theme park (subsidiaries) for the nine months ended September 30, 2006.

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

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2006

____________________________________________________________________________________________

12. OPERATING SEGMENT DISCLOSURE - continued

	GAFP	CCC	Theme	Adjust-	Total
			Park	ments

SALES	$-	$6,375	$1,810		$8,185

COST OF SALES	-	5,877	827		6,704
Gross Profit	-	498	983		1,481

EXPENSES

Administration	573	414	442		1,429
Depreciation and amortization	8	74	-		82
Interest	-	49	138		187
	581	537	580		1,698

NET PROFIT (LOSS)
-before income tax	$(581)	$(39)	$403		$(217)

12.  SUBSEQUENT  EVENTS

On October 31, 2006 the Company sold the assets of Crossroads Convenience Center (CCC) in a two step sale.  The inventory, personal property, and good will was sold for $300,000 cash and a $300,000 note, and  an option was given to sell the real property and land for $2,400,000.  It is anticipated that the option will close during November 2006.   The two stage sale will result in a gain of approximately $1,100,000.

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

OVERVIEW

Great American Family Parks is in the business of acquiring, developing and operating local and regional theme parks and attractions both in the U.S. and internationally. We are in the process of building a family of parks primarily through acquisitions of small local or regional privately owned parks.  Our goal is to develop a series of compatible, but distinct entertainment and amusement products including themed amusement parks, associated products, food and beverage, and multimedia offerings.  The implementation of this strategy has begun with themed amusement parks and attractions.  Our business plan is to acquire existing properties with three criteria in mind:

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

(2) Wild Animal Safari, Inc., a Georgia corporation that operates and owns the Wild Animal Safari theme park in Pine Mountain, Georgia.

(3) Crossroads Convenience Center LLC., an Idaho limited liability company that operates a fuel station and retail facility located next to The Idaho Center, a regional entertainment complex in the Boise, Idaho metropolitan area.  We are in the process of divesting this subsidiary.

RECENT DEVELOPMENTS

Disposition of Crossroads Convenience Center Subsidiary

On October 31, 2006, Crossroads Convenience Center LLC (“Crossroads or Seller”), a wholly-owned subsidiary of Great American Family Parks, Inc. (“Great American” or the “Company”), entered into an asset purchase agreement (the “Agreement”) with Idaho Center Chevron, Inc. (“Idaho Center or Buyer”) pursuant to which Idaho Center purchased the business and assets of the convenience center business owned by Crossroads, other than real estate. Such assets consist of the fuel and retail facility located next to The Idaho Center, a regional entertainment complex in the Boise, Idaho metropolitan area, as well as all of the property owned or leased by the Company that is used in connection with the business.

The purchase price for the assets is $600,000, consisting of $300,000 in cash and a secured conditional promissory note in the amount of $300,000 (the “Note”). The Note has a term of five years and bears interest at the rate of eight percent per annum. The Note is issued jointly by the Buyer and Richard Swensen and is secured by 300,000 shares of common stock of the Company owned by Mr. Swensen, 270,000 shares of which were delivered at closing and an additional 30,000 shares of which are required to be delivered within two weeks of closing. Seller may sell the stock at any time to cover the Note.

The Agreement also includes an option, exercisable on or before November 30, 2006, to purchase the real property owned by Crossroads located at 5950 East Franklin Road in Nampa, Canyon County, Idaho for a purchase price of approximately $2,400,000. The parties anticipate that the purchase of the real estate will be completed within 30 days. In the interim, Crossroads will lease the real property to Idaho Center for a price of $8,000 per month.

The cash proceeds from the sale of Crossroads is expected to improve the overall cash position of the Company, as well as the ability of the Company to expand operations at the Wild Animal Safari theme park. In addition to financing the construction of new facilities at the Wild Animal Safari theme park, the Company plans to use the proceeds for debt reduction, working capital, and due diligence costs associated with acquisition activities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

Revenues increased $992,825 to $3,352,566 for the three months ended September 30, 2006, as compared to revenues of $2,359,741 for the three months ended September 30, 2005. The increase in revenues was due to two factors: the purchase of Wild Animal Safari, and additional purchasers of the products sold at our Crossroads Convenience Center complex. The increase in purchasers is due primarily to the development of the following facilities located within one mile of Crossroads Convenience Center complex: a regional auto mall; the Boise State University campus; an increase in offerings at The Idaho Center entertainment complex; three multi-story office buildings; a regional hospital complex; a hotel; renovation of the I-84 off-ramp and surrounding roads leading to the Crossroads Convenience Center and; the Walmart and Sam’s Club facilities which have recently begun operations.

Cost of revenues increased $773,484 to $2,599,423 for the three months ended September 30, 2006, as compared to cost of revenues of $1,825,939 for the three months ended September 30, 2005. The increase in cost of revenues was due to the increase in the cost of fuel at Crossroads Convenience Center, and the cost of operations at Wild Animal Safari. The cost of fuel remains a challenging factor with inherent uncertainties as to the ultimate impact on our profits. To date, the evidence continues to suggest that customers will increase their total per visit purchase amounts irrespective of fuel prices, although this may not be true of potential future increases in fuel costs.  If our customers reallocate their dollars spent, this will most likely be to increase their fuel purchase amount and decrease their in-store purchases.  Since in-store purchases have a higher profit margin than fuel profits, this could mean an increase in total revenues accompanied by a decrease in profits. Recently, the cost of fuel has eased. However, the cost of fuel remains a variable which we will monitor carefully in the months to come.

Gross profit increased $219,341 to $753,143 for the three months ended September 30, 2006, as compared to $533,802 for the three months ended September 30, 2005.   This was due to a combination of:

•

increased attendance and per capita spending at Wild Animal Safari, and

•

increased sales of fuel and in-store convenience sales at Crossroads Convenience Center.

Operating Expenses

General, administrative and selling expenses increased $361,414 to $877,984 for the three months ended September 30, 2006, as compared to $516,570 for the three months ended September 30, 2005. The increase in general, administrative and selling expenses was due to the inclusion of new corporate expenses, the administrative costs of Wild Animal Safari, and compliance costs.

Our depreciation and amortization expense increased $7,897 to $70,289 for the three months ended September 30, 2006, as compared to $62,392 for the three months ended September 30, 2005. This increase was due to amortization and depreciation expenses incurred by the Company’s Wild Animal Safari, Inc. subsidiary for 2006.

Net Profit/Loss

We posted a net loss of $240,025 for three months ended September 30, 2006, an increase of $137,882 as compared to a net loss of $102,143 for the three months ended September 30, 2005. The increase in net loss is attributable to corporate expenses, compliance costs and shifts in cost of goods sold.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

Revenues increased $2,916,061 to $8,185,073 for the nine months ended September 30, 2006, as compared to revenues of $5,269,012 for the nine months ended September 30, 2005. The increase in revenues was due to two factors: the purchase of Wild Animal Safari during April of 2005, and additional purchasers of the products sold at our Crossroads Convenience Center complex. The increase in purchasers is due primarily to the development of the following facilities located within one mile of Crossroads Convenience Center complex: the largest regional auto mall in Idaho; the 7,500 student Boise State University campus; the doubling of offerings at The Idaho Center entertainment complex; three multi-story office buildings; a regional hospital complex; a hotel; renovation of the I-84 off-ramp and surrounding roads leading to the Crossroads Convenience Center and; the Walmart and Sam’s Club facilities currently under construction.

Cost of revenues increased $1,788,592 to $6,040,317 for the nine months ended September 30, 2006, as compared to cost of revenues of $4,251,725 for the nine months ended September 30, 2005. The increase in cost of revenues was due to the increase in the cost of fuel at Crossroads Convenience Center, and the cost of operations at Wild Animal Safari. The cost of fuel remains a challenging factor with inherent uncertainties as to the ultimate impact on our profits. To date, the evidence continues to suggest that customers will increase their total per visit purchase amounts irrespective of fuel prices, although this may not be true of potential future increases in fuel costs.  If our customers reallocate their dollars spent, this will most likely be to increase their fuel purchase amount and decrease their in-store purchases.  Since in-store purchases have a higher profit margin than fuel profits, this could mean an increase in total revenues accompanied by a decrease in profits. Recently, the cost of fuel has eased. However, the cost of fuel remains a variable which we will monitor carefully in the months to come.

Gross profit increased $1,127,469 to $2,144,756 for the nine months ended September 30, 2006, as compared to $1,017,287 for the nine months ended September 30, 2005. This was due to a combination of:

•

increased attendance and per capital spending at Wild Animal Safari, and

•

increased sales of fuel and convenience sales in-store at Crossroads Convenience Center.

Expenses

General, administrative and selling expenses increased $765,272 to $2,005,037 for the nine months ended September 30, 2006, as compared to $1,239,765 for the nine months ended September 30, 2005. The increase in general, administrative and selling expenses was due to the inclusion of new corporate expenses, the administrative costs of Wild Animal Safari, and compliance costs.

Our depreciation and amortization expense increased $75,823 to $190,747 for the nine months ended September 30, 2006, as compared to $114,924 for the nine months ended September 30, 2005. This increase was due to depreciation and amortization related to the theme park.

Net Profit/Loss

We posted a net loss of $216,940 for nine months ended September 30, 2006, a decrease of $273,307 as compared to a net loss of $490,247 for the nine months ended September 30, 2005. The decrease in net loss is attributable to the legal, accounting, appraisal and due diligence costs incurred in connection with the acquisition of the Wild Animal Safari park in September 2005. No such costs have been incurred in 2006.

Liquidity and Capital Resources

Our total current assets at September 30, 2006 were $387,714 as compared with $380,411 in total current assets at September 30, 2005.  Additionally, we had stockholders’ equity in the amount of $6,158,732 at September 30, 2006 as compared to shareholder equity of $6,206,779 at September 30, 2005.  The changes in both total assets and stockholder equity were primarily due to the completed purchase of the Wild Animal Safari theme park during 2005.

Our cash on hand decreased $97,942 to $134,491 as of September 30, 2006, as compared to cash on hand of $232,433 at September 30, 2005. The Company intends to continue the development of its business interests; however, even though there is insufficient working capital necessary at present to be successful in this expansion effort, we will be able to support our operations over the next 12 months from our revenues even if the funding necessary to complete further potential acquisitions does not materialize.

The number of common shares outstanding increased from 30,051,874 shares at September 30, 2005 to 51,726,537 shares at September 30, 2006, an increase of 15%.

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

On September 13, 2005, we completed our acquisition of the assets of Ron Snider & Associates, Inc. also known as Pine Mountain Wild Animal Park, located in Pine Mountain, Georgia. At closing, we paid $350,000 in cash and a promissory note for $350,000. The promissory note bears interest at 7.5% per annum and is payable in eighty-three monthly payments of principal and interest of $5,368. We also entered into a Real Estate Purchase agreement for the underlying land and all buildings, improvements and fixtures of the park for $4,000,000. We paid $2,000,000 in cash at closing and issued a promissory note for $2,000,000.  The note bore interest at 7.5% per annum and was payable in eighty-three monthly payments of principal and interest of $30,676. Both notes were secured by a first priority Security Agreement on the operating assets and a first Security Deed on the real estate.  An agreement extension payment of $50,000 for extension of closing was also paid in addition to 50,000 shares of Company stock.

On November 17, 2005, our wholly owned subsidiary, Wild Animal Safari, Inc., completed the refinancing of the debt we incurred on September 13, 2005 in connection the acquisition of the Wild Animal Safari theme park from Ron Snider & Associates, Inc. and related entities. A new loan in the principal amount of $2,300,210.09 was obtained from Commercial Bank & Trust Company of Troup County in LaGrange, Georgia. As a result of this refinancing, the promissory notes in the aggregate principal amount of $2,350,000 that were issued to Ron Snider & Associates, Inc. and its affiliated entities were paid in full and the liens which were held by those entities against the Wild Animal Safari theme park assets were released. The new loan is secured by a first priority security agreement and a first priority security deed on the Wild Animal Safari theme park assets.

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

Our independent registered public accountants, in their audit report accompanying our financial statements for the year ended December 31, 2005, expressed substantial doubt about our ability to continue as a going concern. However, at the time of the audit report, the Company’s independent registered public accountants indicated to the Company that the going concern opinion was based solely on the Company’s negative working capital and did not reflect the Company’s ability to support its operations from its revenues. As of September 30, 2006, both the Company and its independent registered public accounting firm anticipate that the Company’s revenues will be sufficient to support its operations over the next 12 months even if the funding necessary to complete further potential acquisitions does not materialize.

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

An infinite number of variables can be posited that could have an effect on valuation of assets and liabilities.  For example, it is assumed that:

•

Revenue and profit growth at Wild Animal Safari will continue;

•

The infrastructure will accommodate the additional customers;

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 10, 2006, Great American Family Parks issued 250,000 shares of its common stock to Jack Klosterman pursuant to a settlement agreement.

On August 10, 2006, Great American Family Parks issued 330,000 shares of its common stock for public and investor relations consulting services.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibit Index

10.1 Asset Purchase Agreement between Cross Convenience Center LLC and Idaho Center Chevron, Inc., effective as of October 31, 2006 (as incorporated by reference to the Form 8-K filed with the Securities & Exchange Commission on November 3, 2006).

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

GREAT AMERICAN FAMILY PARKS, INC.

Date: November 20, 2006	/s/ Larry Eastland
Name: Larry Eastland
Title: President and Chief Executive Officer

Date: November 20, 2006	/s/ Richard W. Jackson
Name: Richard W. Jackson
Title: Chief Financial Officer