Form 10KSB
period 2006-12-31
GREAT AMERICAN FAMILY PARKS INC
filed 2007-04-16
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

   Commission file number: 000-51254

GREAT AMERICAN FAMILY PARKS, INC.

(Name of small business issuer on its charter)

NEVADA	91-0626756
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

3420 Ocean Park Boulevard, Suite 3000

Santa Monica CA 90405

(Address, Including Zip Code of Principal Executive Offices)

(310) 450-9100

(Issuer's telephone number)

With copies to:

Richard A. Friedman, Esq.

Sichenzia Ross Friedman Ference LLP

61 Broadway

New York, NY 10006

Tel: (212) 930-9700 Fax: (212) 930-9725

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

NONE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State issuer's revenues for its most recent fiscal year: $9,329,284.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Based on the closing sale price on the OTC Bulletin Board on April 12, 2007, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $1,476,000. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 51,886,537 as of April 11, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

TABLE OF CONTENTS

ITEM 1. ITEM 2. ITEM 3. ITEM 4. ITEM 5. ITEM 6. ITEM 7. ITEM 8. ITEM 8A. ITEM 8B. ITEM 9. ITEM 10. ITEM 11. ITEM 12. ITEM 13. ITEM 14.

PART I

DESCRIPTION OF BUSINESS

DESCRIPTION OF PROPERTY

LEGAL PROCEEDINGS

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FINANCIAL STATEMENTS

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

  AND FINANCIAL DISCLOSURE

CONTROLS AND PROCEDURES

OTHER INFORMATION

PART III

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

  COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

EXECUTIVE COMPENSATION

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

  INDEPENDENCE

EXHIBITS

PRINCIPAL ACCOUNTANT FEES AND SERVICES

3 7 7 7 7 8 15 16 16 16 16 18 20 21 22 24

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Great American Family Parks is in the business of acquiring, developing and operating local and regional theme parks and attractions in the U.S. and internationally. We plan to build a family of parks primarily through acquisitions of small local regional privately owned existing parks. Our goal is to develop a series of compatible but distinct entertainment and amusement products, including themed amusement parks, associated products, food and beverage, and multimedia offerings.  The implementation of this strategy has begun with themed amusement parks and attractions. Our business plan is to acquire existing properties.

Great American Family Parks, Inc. is the parent corporation of the following wholly-owned subsidiaries:

(1) GFAM Management Corporation, an Idaho corporation. GFAM Management Corporation is responsible for overall management of our subsidiary operating company Wild Animal Safari, Inc., and any additional theme parks or other operating units we may acquire. GFAM Management Corporation does not generate any revenues at present;

(2) Wild Animal Safari, Inc., a Georgia corporation that operates and owns the Wild Animal Safari theme park in Pine Mountain, Georgia.

Corporate History

Great American Family Parks, Inc. was originally incorporated on July 30, 1954 as Painted Desert Uranium & Oil Co., Inc. in Washington State.  On October 1, 2002, Painted Desert Uranium & Oil Co., Inc. changed its name to Royal Pacific Resources, Inc. and its corporate domicile to the State of Nevada.

On December 19, 2003, Royal Pacific Resources, Inc. acquired the assets of Great Western Parks LLC, including the Crossroads Convenience Center LLC., pursuant to a Share Exchange Agreement that resulted in our current management assuming control and changing the corporate name to Great American Family Parks, Inc. The acquisition was accounted for as a reverse acquisition in which Great Western Parks was considered to be the acquirer of Royal Pacific Resources for reporting purposes. Our common stock outstanding increased from 2,533,000 to 29,600,000 as a result of the acquisition.

Disposition of Crossroads Convenience Center

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

The purchase price for the assets is $600,000, consisting of $300,000 in cash and a secured conditional promissory note in the amount of $300,000 (the “Note”). The Note has a term of five years and bears interest at the rate of eight percent per annum. The Note is issued jointly by the Buyer and Richard Swensen and is secured by 300,000 shares of common stock of the Company owned by Mr. Swensen, 270,000 shares of which were delivered at closing and an additional 30,000 shares were delivered within two weeks of closing. Seller may sell the stock at any time to cover the Note.

The Agreement also included an option to purchase the real property owned by Crossroads located at 5950 East Franklin Road in Nampa, Canyon County, Idaho for a purchase price of approximately $2,400,000. On January 5, 2007, the Company completed the sale of the real property, receiving net proceeds of $1,348,186.41.

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

In addition to the animal environments, the theme park contains a gift shop (recently expanded and redesigned), a new restaurant that includes the Noble Roman’s Pizza and Tuscano’s Italian Subs franchises which were purchased by our Wild Animal Safari, Inc. subsidiary on June 21, 2005, and an ice cream parlor, an arcade, a picnic and group recreation area, lakes, a pavilion and concessions. Our Georgia Wildlife Museum, located next to our petting zoo, features wildlife specimen native to Georgia recreated in natural-like settings.  Visitors to the Park have increased every year, and during calendar year 2006 totaled approximately 125,000 people. The pre-existing operating management of Safari has been supplemented by corporate management for the new entities being brought to the enterprise by GFAM.  The former principal owner of Pine Mountain Wild Animal Park continues to be available on a consulting basis.

Wild Animal Safari’s growth plans are predicated upon: prior operating results; the experience and expertise of GFAM’s management team; and, the development of unused acreage surrounding the park. We have developed a master plan for the entire 500 acre property, and are currently in the process of having that plan approved for implementation with local governmental authorities.  This master plan will guide the design, financial commitment, and timetable for the development of the entire property.

Additionally, the U.S. Department of Defense Base Realignment and Closure Commission recommendations that were approved by Congress, has resulted in adding a significant number of new families to Fort Benning, Georgia, which is located approximately 30 miles from the Wild Animal Safari Park.  Wild Animal Safari is the closest entertainment facility of its kind to Fort Benning, and we are aggressively promoting Wild Animal Safari to the families living at Fort Benning, or who are arriving there as new residents.

Safari’s main product is the opportunity to interact with our 1,800 animals from across the globe.  However, we also sell food and beverages in our restaurant, and gift items from the gift shop to include shirts and hats, specialty items, educational books and toys about animals of the world, other toys, authentic gifts from various continents (ostrich eggs, hides and skins) and other children’s things.

Safari purchases animals throughout the United States, and only seldom requests a permit to import animals. Auctions and sales of animals across the U.S. occur often, and we participate depending on which animals we believe will enhance our offerings. Most animals are born on the property itself. Food and beverages are purchased locally, although the main products and ingredients for the Noble Roman’s Pizza and Tuscano’s Subs are purchased from the national franchisor company.

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

Research and Development

No research and development occurs in our Wild Animal Safari businesses except for normal product testing.

Government Regulation

Our Wild Animal Safari facility operates under various licenses and approvals from government at various levels. Wild Animal Safari has received its own operating license from the USDA. The licenses under which our businesses operate are crucial to our ongoing operations. Should any changes occur in the licensing requirements for either business, this could have an adverse effect on revenues, profits and attendance. There are inspections at Safari, but the nature of the business makes it unlikely for there to be environmental concerns.

Wild Animal Safari Business Licenses

1)  U.S. DEPARTMENT OF INTERIOR – FISH & WILDLIFE  - IMPORT/ EXPORT LICENSE

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

2)  United States Department Of Agriculture – Class C Exhibitor License

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

3)  Georgia Department Of Natural Resources – Wildlife Animal License

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

4)  GEORGIA DEPARTMENT OF NATURAL RESOURCES – WILDLIFE EXHIBITION LICENSE

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

6)  Georgia Department Of Human Resources – Food Serve Permit

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

Employees

As of April, 2007 Great American Family Parks has approximately 2 full-time employees and 3 part-time employees. Our Wild Animal Safari subsidiary has approximately 15 full-time employees.  During Wild Animal Safari’s prime attendance season, which runs from March through August, we typically engage up to approximately 20 additional part-time employees.  We also engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our common stock has been traded on the OTCBB under the symbol "GFAM". The table below sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the OTCBB.  These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits.

		High	Low

2007	Second Quarter (as of April 3, 2007)	$0.09	$0.075
	First Quarter	$0.16	$0.055

2006	Fourth Quarter	$0.20	$0.10
	Third Quarter	$0.35	$0.17
	Second Quarter	$0.40	$0.23
	First Quarter	$0.75	$0.26

2005	Fourth Quarter	$1.07	$0.38
	Third Quarter	$1.35	$0.85
	Second Quarter	$1.23	$0.45
	First Quarter	$1.60	$1.01

As of April 11, 2007, there were 51,886,537 shares of common stock outstanding.

As of April 11, 2007 there were approximately 3,238 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name. Royal Pacific Resources, Inc., which is the predecessor of Great American Family Parks, Inc., had in excess of 3,000 shareholders when it acquired the assets of Great Western Parks LLC. in December of 2003 pursuant to a Share Exchange Agreement that resulted in our current management gaining control of Royal Pacific Resources and changing the name to Great American Family Parks, Inc.

As of April, 2007, there were approximately 14,300,000 warrants to purchase our common stock outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements for the year ended December 31, 2006 provided in this annual report on Form 10-KSB. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

Great American Family Parks, Inc. is the parent corporation of the following wholly owned subsidiaries:

(1) GFAM Management Corporation, an Idaho corporation.  GFAM Management Corporation is responsible for overall management of all operating entities, which includes our Wild Animal Safari theme park and any additional theme parks we may acquire. GFAM Management Corporation does not generate any revenues separate from the operating units at present;

(2) Wild Animal Safari, Inc., a Georgia corporation that operates and owns the Wild Animal Safari theme park in Pine Mountain, Georgia.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Revenues

Revenues increased $2,351,218 to $9,329,284 for the year ended December 31, 2006, as compared to revenues of $6,978,066 for the year ended December 31, 2005. The increase in revenues was attributable to full year of operation and increase admissions of park and ten months operation of the convenience store.

Cost of revenues increased $1,457,976 to $7,098,801 for the year ended December 31, 2006, as compared to cost of revenues of $5,640,825 for the year ended December 31, 2005. The change in cost of revenues is attributable to increased volume and increased sales at convenience store.

Gross margins increased $893,241 to $2,230,482 for the year ended December 31, 2006, as compared to $1,337,441 for the year ended December 31, 2005. The change in gross margins is attributable to profitability of the park and improved margins.

Expenses

General, administrative and selling expenses increased $1,378,016 to $3,228,525 for the year ended December 31, 2006, as compared to $1,850,509 for the year ended December 31, 2005. The change in general, administrative and selling expenses was due to one time bonus to corporate officers and key employees and expanded one time legal  fees.

Depreciation and Amortization

Our depreciation and amortization expense increased $160,749 to $267,266 for the year ended December 31, 2006, as compared to $106,517 for the year ended December 31, 2005.

Net Income/Loss

We posted a net profit of $431,599 and a net loss from operations of $1,265,309 for the year ended December 31, 2006. The net profit represents an increase of $1,259,216 as compared to a net loss of $827,617 for the year ended December 31, 2005. The decrease in net loss and increase in net loss from operations is attributable to the successful sale of the convenience operation and the one time costs outlined above.

Liquidity and Capital Resources

Our total current assets at December 31, 2006 were $1,482,967, including $1,335,143 in cash, as compared with $230,399 in total current assets at December 31, 2005, which included cash of $63,213.  Additionally, we had shareholder equity in the amount of $3,996,566 at December 31, 2006, as compared to shareholder equity of $2,508,167 at December 31, 2005.  This change was a result of $1,488,399.

Our cash on hand increased $1,271,930 to $1,335,143 as of December 31, 2006, as compared to cash on hand of in the amount of $63,213 for the year ended December 31, 2005. During the second quarter of 2005, we obtained funding needed to complete the purchase of Wild Animal Safari through a private placement of approximately 11,128,000 shares of our common stock and 11,128,000 warrants resulting in gross proceeds of approximately $3,338,400. We will require additional debt and/or equity funding in order to pursue our strategy of acquiring additional theme parks, which is our intended business plan. However, we will be able to support our operations over the next 12 months from our revenues even if the funding necessary to complete further potential acquisitions does not materialize.

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

We believe that we have sufficient cash, other current assets and operating cash flow to sustain foreseeable organic growth throughout the next fiscal year. Management intends to seek additional needed funds through financings or other avenues such as loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements for acquisitions and expansions. Any future capital raised by our company is likely to result in substantial dilution to existing stockholders.

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

•

Revenue and profit growth at  Wild Animal Safari subsidiary will continue;

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

Risk Factors Relating to Our Business:

We Have A Limited Operating History

We have a limited operating history and our financial health will be subject to all the risks inherent in the establishment of a new business enterprise. We have been officially operating under our current business plan of acquiring theme parks since 2003, when we reached a preliminary agreement to purchase Wild Animal Safari. Subsequently in 2003, our current management gained control of Royal Pacific Resources and changed its name to Great American Family Parks. Our purchase of Wild Animal Safari was not completed until June of 2005. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the startup and growth of a new business, and the competitive environment in which we will operate. Our success is dependent upon the successful financing and development of our business plan. No assurance of success is offered. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations.

We May Not Identify or Complete Acquisitions in a Timely, Cost-Effective Manner, If At All.

Our business plan is predicated upon the acquisition of additional local or regional theme parks and attractions; and, the approval and expansion of our current facilities and offerings at Wild Animal Safari. However, there can be no assurance that we will be successful in acquiring and operating additional local or regional theme parks and attractions. Competition for acquisition opportunities in the theme park industry is intense as there is a limited number of parks within the United States and Canada that could reasonably qualify as acquisition targets for us. Our acquisition strategy is dependent upon, among other things, our ability to: identify acquisition opportunities; obtain debt and equity financing; and obtain necessary regulatory approvals. Our ability to pursue our acquisition strategy may be hindered if we are not able to successfully identify acquisition targets or obtain the necessary financing or regulatory approvals, including but not limited to those arising under federal and state antitrust and environmental laws.

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

Significant Amounts of Additional Financing May Be Necessary For the Implementation of Our Business Plan.

Great American Family Parks may require additional debt and equity financing to pursue its acquisition strategy. Given its limited operating history, there can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to curtail substantially our expansion plans. Furthermore, the issuance by us of any additional securities and the exercise of Warrants which might arise under any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.

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

A Variety of Factors Beyond Our Control Could Adversely Impact Attendance at Our Venues and Thus Our Operating Results.

The success of our Wild Animal Safari theme park is dependent upon attracting large numbers of visitors on a continual basis. A variety of actual or projected events could reduce the number of visitors at our venues and harm our operating results, including but not limited to the following:

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

The market price of our common stock may decline because there are a large number of warrants that may be available for future sale, and the sale of these shares may depress the market price. As of April 11, 2007, we had approximately 51,886,537 shares of common stock issued and outstanding and outstanding warrants to purchase up to 14,300,000 shares of common stock. The warrants represent approximately 28% of our common stock issued and outstanding. All of the shares included in this prospectus may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

Our Directors and Executive Officers Beneficially Own Approximately 29% of Our Common Stock; Their Interests Could Conflict with Yours; Significant Sales of Stock Held by Them Could Have a Negative Effect on Our Stock Price; Stockholders May be Unable to Exercise Control.

As of April, 2007, our executive officers, directors and affiliated persons beneficially owned approximately 29% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

•	elect or defeat the election of our directors;

•	amend or prevent amendment of our articles of incorporation or bylaws;

•	effect or prevent a merger, sale of assets or other corporate transaction; and

•	control the outcome of any other matter submitted to the stockholders for vote.

As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

Future Capital Needs Could Result in Dilution to Investors; Additional Financing Could be Unavailable or Have Unfavorable Terms.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in our present operations, competing market developments, and our ability to market our products successfully. It may be necessary to raise additional funds through equity or debt financings. Any equity financings could result in dilution to our then-existing stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to us. We anticipate that our existing capital resources will be adequate to satisfy our operating expenses and capital requirements for at least the next 6 months. However, such estimates may prove to be inaccurate.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements and related notes are set forth at pages F-1 through F-13.

INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

F-1 F-2 F-3 F-4 F-5 F-6

MADSEN & ASSOCIATES, CPA’s INC.

Certified Public Accountants and Business Consultants

684 East Vine St. #3

Murray, Utah 84107

Telephone 801-268-2632

Fax 801-262-3978

Board of Directors

Great American Family Parks, Inc. and Subsidiaries

Eagle, Idaho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Great American Family Parks, Inc. and Subsidiaries at December 31, 2006,  and the related  consolidated statement of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great American Family Parks,  Inc. and Subsidiaries at December 31, 2006,  and the statements of operations, and cash flows for the years ended December 31, 2006 and 2005  in conformity with accounting principles generally accepted in the United States of America.

April 13, 2007                                                                      /s/ Madsen & Associates, CPA’s Inc.

Murray, Utah

GREAT AMERICAN FAMILY PARKS,  INC.  and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006

ASSETS
CURRENT ASSETS
Cash	$1,335,143
Accounts receivable	21,471
Inventory	58,439
Prepaid expenses	67,914
Total Current Assets	1,482,967

PROPERTY and EQUIPMENT - net of depreciation	4,693,426

OTHER ASSETS
Note receivable	300,000
Deposits	10,683
Franchise and loan fees - net of amortization	30,628
Intercompany advances – affiliates	41,600
382,911
$6,559,304
LIABILITIES and STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$128,061
Note payable	30,000
Note payable - affiliate	161,354
Mortgage payable - theme park - current maturities	59,418
Total Current Liabilities	378,833

LONG TERM LIABILITIES - net of current maturities
Mortgage payable - theme park	2,183,905

STOCKHOLDERS' EQUITY
Common stock
300,000,000 shares authorized, at $.001 par value;
51,886,537 shares issued and outstanding	51,886
Capital in excess of par value	4,443,510
Retained earnings (deficit)	(498,830)
3,996,566
$6,559,304

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS,  INC.  and SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

For the Years  Ended December 31, 2006 and 2005

	Dec 31,	Dec 31,
	2006	2005

SALES	$9,329,283	$6,978,066

COST OF SALES	7,098,801	5,640,825

Gross Profit	2,230,482	1,337,241

OPERATING EXPENSES

Administrative	3,237,525	1,850,509
Depreciation & amortization	267,266	106,517

	3,504,791	1,957,026

NET LOSS FROM OPERATIONS	(1,274,309)	(619,785)

OTHER INCOME AND EXPENSES

Sales of assets - net	1,939,484	-
Other income	24,767	20,900
Interest expense	(267,343)	(228,732)

NET PROFIT (LOSS) - before income tax	$422,599	$(827,617)

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS,  INC.  and SUBSIDIARIES

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY

For the Period January 1, 2004 to December 31, 2006

			Capital in
	Common Stock		Excess of	Retained
	Shares	Amount	Par Value	Earnings

Balance January 1, 2004	30,200,000	$30,200	$(33,619)	$186,594

Issuance of common stock for cash -
net of issuance costs - September 2004	1,716,000	1,716	361,867	-

Issuance of common stock for payment
of debt - September 2004	1,268,400	1,268	22,762	-

Interest expense on value of contingent debt	-	-	1,477	-

Net operating loss for the year
ended December 31, 2004	-	-	-	(280,406)

Adjustment to outstanding stock resulting
from change in transfer agents	137	-	-	-

Issuance of common stock for cash at $.30 -
net of issuance costs	11,128,000	11,128	2,841,093	-

Issuance of common stock for services
and expenses - at $.30	634,000	634	189,566	-

Interest expense on value of contingent debt	-	-	1,504	-

Net operating loss for the year
ended December 31, 2005	-	-	-	(827,617)

Balance December 31, 2005	44,946,537	44,946	3,384,650	(921,429)

Issuance of common stock for services
at $.15	6,940,000	6,940	1,058,860	-

Net operating profit for the year
ended December 31, 2006	-	-	-	422,599

Balance December 31, 2006	51,886,537	$51,886	$4,443,510	$(498,830)

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS,  INC.  and SUBSIDIARIES

  CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2006 and 2005

	Dec 31,	Dec 31,
	2006	2005
CASH FLOWS FROM
OPERATING ACTIVITIES

Net profit (loss)	$422,599	$(827,617)
Adjustments to reconcile net loss to
net cash provided by operating activities
Depreciation & amortization	267,266	106,517
Issuance of capital stock for services & expenses	1,065,800	190,200
Changes in
Intercompany advances	(38,403)	68,086
Accounts receivable	(182)	11,949
Inventory	55,334	(49,705)
Prepaid expenses & deposits	(44,515)	17,476
Accounts payable	(333,399)	334,214
Net Change From Operations	1,394,500	(148,880)

CASH FLOWS FROM INVESTING
ACTIVITIES
Franchise fees	-	(10,000)
Changes in note receivable	(300,000)	-
Sale of land, building and equipment - cost	964,284	-
Purchase equipment	(118,643)	(4,853,167)
	545,641	(4,863,167)

CASH FLOWS FROM FINANCING
ACTIVITIES
Net proceeds from issuance of capital stock	-	2,852,221
Payments on notes payable and capital lease obligations	(777,072)	(73,692)
Net proceeds from note payable - affiliate	161,354	-
Payments on and proceeds from mortgage payable	(52,493)	2,266,918
	(668,211)	5,045,447

Net Change in Cash	1,271,930	33,400
Cash at Beginning of Period	63,213	29,813

Cash at End of Period	$1,335,143	$63,213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$267,343	$228,732
Issuance of common stock for services & expenses	1,065,800	190,200

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS,  INC.  and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

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

Crossroads Convenience Center, LLC (CCC) was organized under the laws of the State of Idaho on June 18, 1998. CCC’s primary business activity is operating a retail convenience center, which includes a Chevron gasoline station, and a convenience store in Nampa, Idaho. The assets and business activity of CCC was sold in October and November 2006.

On June 13, 2005 the Company acquired the theme park outlined in note 3.

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

December 31, 2006

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

CCC is a limited liability company with all tax attributes passing through to its members.  Before the acquisition date of December 23, 2003, the income of CCC passed through to the former members.  Accordingly, there is no provision for income taxes in the accompanying financial statements associated with the income of CCC prior to acquisition.  After the acquisition by GAFP the income or loss of CCC passes through to GAFP, the sole member of CCC.  On December 31, 2006, the Company and its subsidiaries had a net operating loss available for  carry forward of  $687,427.  The tax benefit of approximately $206,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is unable to project a reliable future net income.  The loss carryforward expires beginning in the  2024.

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

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risks except for the accounts receivable and a note receivable, however, the Company considers the accounts to be fully collectable .

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

December 31, 2006

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Property and equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from five to thirty nine years. A summary is included below.

Land	$1,762,005
Buildings and improvements	2,365,794
Equipment	416,911
Animals	403,698
Less accumulated depreciation	(254,982)
Net	$4,693,426

Inventory

Inventory consists of  park supplies, and  convenience store items, and are stated at the lower of cost or  market.  Cost is determined on the first-in, first-out  method.

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

Stock-based Compensation

Prior to October 1, 2006, we accounted for stock-based compensation under the recognition and measurement principles of SFAS No. 123 and as permitted  under APB Opinion No. 25, and related interpretations.  Effective October 1, 2006, we adopted  FAS 123R using the modified prospective method recognizing compensation costs on a straight-line basis over the requisite service period of the award.  SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised  be classified as cash inflows from financing activities and cash outflows from operating activities. We also apply SFAS No. 123R and the EITF No 96-18 stock based compensation to non-employees.

Other Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its  financial statements.

GREAT AMERICAN FAMILY PARKS,  INC.  and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2006

3.  MORTGAGE PAYABLE - THEME PARK

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

At December 31, 2006, the scheduled future principal maturities for the note are as follows:

Year Ending
December 31	Amount
2007	59,418
2008	64,190
2009	69,345
2010	74,530
2011 thereafter	1,975,840

GREAT AMERICAN FAMILY PARKS,  INC.  and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2006

4.  CAPITAL STOCK

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

During  2005 the Company  issued 634,000 common shares for services and expenses at $.30 per share and during 2006   6,940,000 common shares for services at $.15 per share.

5.  SIGNIFICANT  TRANSACTIONS WITH RELATED PARTIES

Officer-director’s and their controlled entities have acquired 29% of the outstanding common stock of the Company, and during the year ended December 2005 the Company paid $169,480  in salaries to officers, and during 2006  $314,300.

During 2006 the Company  made a   no interest demand  loan  to an affiliate of $41,600 and  received the proceeds from a 6% line of credit from an affiliate with a balance of  $161,354 on December 31, 2006.   Both are scheduled for payoff in 2007.

The affiliation resulted by common officers of the affiliates and the Company.

Employment Agreements

On February 1, 2005, the Company entered  into separate employment agreements with four officers which provides for base annual salaries of  aggregate payments of $260,000, as compensation for the part-time employment of the officers until a second theme park is acquired.  Each agreement has a base term of  three  years effective  February 1, 2005 and provides for base annual salaries of $120,000 to Larry Eastland, the president and CEO, $40,000 to Dale Van Voorhis, the CFO, and $60,000 to James Meikle, President of the Theme Park.   The agreements are  renewable for additional period of two  years, unless  notice is given to the contrary.  Upon the acquisition of a second theme park, the salaries will increase to aggregate payments of $330,000 and provides for base annual salaries of respectively  $170,000, $60,000, and $100,000.   With the acquisition of additional theme parks, salaries will be reviewed with consideration given to resulting increased work and responsibility.   Health insurance is provided in the form of a Blue Cross Plan for two officers and their  families.

The president of the Company will receive an annual cash bonus based upon a percentage of our pre-tax income  for each fiscal year covered by the employment agreement at a percentage of 2%.  No bonus is payable unless  the Company earns pre-tax income in excess of $500,000.

GREAT AMERICAN FAMILY PARKS,  INC.  and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

December  31, 2006

5.  SIGNIFICANT  TRANSACTIONS WITH RELATED PARTIES - continued

Each of the employment agreements also provides for the payment of additional severance compensation, in amounts based on a formula of not less than three  times the executive’s then current base salary, at any time during the term  when either of the following occurs: (i) the agreement is terminated by us without cause (as defined therein), or (ii) terminated by the executive due to a change in control (as defined therein).  These agreements also entitle the officers to participate in Stock Option Plans to be set up.  Upon hiring additional marketing personnel, we may enter into additional employment agreements, which we anticipate may contain similar terms to our existing employment agreements.’

6.  EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.  The following reconciles amounts reported in the financial statements.

	Years Ended
	2006	2005

Numerator
Net profit (loss)	$422,599	$(827,617)
Denominator
Weighted average number of common
shares outstanding (stated in 1,000's)
Basic	48,386	36,634
Warrants	13,187	13,187
Diluted	61,573	49,821

Net loss per common share
Basic	$.01	$(.02)
Diluted	$.01	$(.02)

GREAT AMERICAN FAMILY PARKS,  INC.  and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

December  31, 2006

7. OPERATING SEGMENT DISCLOSURE

Included in the following are the condensed   operating statements of Great American Family Parks, Inc.(administrative division)  and  Wild Animal Safari, Inc. for the year ended December 31, 2006 and Crossroads Convenience Center, LLC (CCC) for the ten months ended October 31, 2006.

GAFP is the administrative division that serves CCC and the Wild Animal Safari, Inc.

CCC is a wholly owned subsidiary of the Company, which operates a retail convenience center, including a Chevron gasoline station, and a convenience store in Nampa, Idaho. The assets and the operations were sold in October and November 2006.

Wild Animal Safari, Inc., a wholly owned subsidiary of the Company, operates a wild animal theme park located in Pine Mountain, Georgia.  The cost of sales shown for the theme park includes all direct costs, including supplies, park wages, animal food, truck expense,  and maintenance.

There were no inter-company operational transactions and no provision for income tax has been provided because a net operating loss carryforward is available to offset any profit.

			Theme	Adjust-
(Stated in 1,000's)	GAFP	CCC	Park	ments	Combined

SALES	$ -	$ 7,098	$ 2,231		$ 9,329

COST OF SALES	-	6,530	568		7,098
Gross Profit	-	568	1,663		2,231

EXPENSES

Administration	1,855	422	962		3,239
Depreciation and amortization	5	97	164		266
	1,860	519	1,126		3,505

NET PROFIT (LOSS) - from operations	(1,860)	49	537		(1,274)

OTHER INCOME (EXPENSES)

Other income	-	13	12		25
Sale of assets	-	1,926	13		1,939
Interest	(12)	(71)	(184)		(267)

NET PROFIT (LOSS) before income tax	$ (1,872)	$ 1,917	$ 378		$ 423

GREAT AMERICAN FAMILY PARKS,  INC.  and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

December  31, 2006

8.  SALE OF ASSETS AND OPERATIONS OF CROSSROADS CONVENIENCE CENTER LLC

During October and November 2006 the Company sold the assets and operations of Crossroads Convenience Center, LLC (CCC) for cash, payment of Company debt, and an  8%  $300,000   note receivable  due in 2011.  The  note  is  secured  by  300,000 restricted common shares of the Company and can be sold to pay the note   at the option of the Company.

The operations of CCC for the ten months ended October 31, 2006 is shown separately under the operating segment disclosure.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/S

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Our executive officers and directors are as follows:

Name	Age	Position
Larry L. Eastland	64	President, CEO and Chairman of the Board of Directors
Richard W. Jackson	63	Chief Financial Officer, Director
Jane Klosterman	48	Director
Tristan R. Pico	60	Director
Christopher Eastland	34	Director
Jim Meikle	66	Director
Jeff Lococo	51	Director

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

Jane Klosterman

Jane Klosterman has been a director of Great American Family Parks since December 23, 2003. She is currently the President-elect for the St. Mark’s Home & School Association.  Ms. Klosterman was a Senior Executive for the Idaho Association of Commerce & Industry, a nonprofit association comprised of over 450 businesses, from 1988 until 1990.  Ms. Klosterman was the Executive Vice President of the California Association of Chambers of Commerce, a 450-member nonprofit professional development organization, from 1985 until 1988. She founded the Idaho Children’s Educational Film and Television Foundation in 1993 and has served as its President since its inception.  Ms. Klosterman holds a Bachelor of Science degree from the University of Utah, and has completed a Certification Program by the Western Association of Communication and Association Managers through the Institute for Communications Management at San Jose State University.

Tristan R. Pico

Tristan R. Pico has been a director of Great American Family Parks since March 2006 and Secretary since October 2006. Since 1994, Tristan R. Pico has been a partner of Pico & Associates, a tort litigation firm specializing in construction litigation and product liability. Since 1994, Mr. Pico has also served as a pro bono mediator and arbitrator at the Los Angeles Superior Court. Mr. Pico is a member of the Consumer Attorneys Association of Los Angeles and of the Consumer Attorneys Association of California. Mr. Pico holds a Bachelor of Arts degree from Brigham Young University and a Juris Doctor degree from the University of Southern California’s Gould School of Law.

Richard W. Jackson, CPA

Richard W. Jackson has been the Chief Financial Officer and a Director of Great American Family Parks since March 2006. Mr. Jackson has thirty-eight years of experience in public accounting, including extensive experience in representing clients in tax matter negotiations with the Internal Revenue Service and State Tax Commission. Since November 2004, Mr. Jackson has been a partner of Jackson Coles, PLLC. From January 2002 until November 2004, Mr. Jackson was a partner of Stanton, Jackson & Company. From January 1996 until December 2001, Mr. Jackson was a partner of Presnell Gage. Since 1976, he has taught accounting and other courses for the American Institute of Banking and Idaho Bankers Association. In addition, he authored a course for the American Institute of Certified Public Accountants. Mr. Jackson graduated from the University of Idaho, holding a Bachelor of Science Degree in Business with an accounting major.

Christopher Eastland

Christopher Eastland has been a Director of Great American Family Parks, Inc. since May 2006. Christopher Eastland is currently a principal of Seidler Equity Partners, a private equity investment firm based in Los Angeles, California.  He is involved in all firm investment activities, including deal sourcing, transaction structuring and negotiating and monitoring of portfolio investments.  Prior to joining Seidler Equity Partners in early 2004, Chris was a transactional attorney at the law firm O’Melveny & Myers LLP since 1999.  His practice focused principally on mergers and acquisitions and private equity investment, as well as representation of public and private companies in commercial transactions.  Chris received a B.S. in business administration and entrepreneurial studies from the University of Southern California and a J.D. from the University of Southern California.  He is a member of the State Bar of California.

Christopher Eastland is the son of Larry Eastland, the Company’s Chairman, President and Chief Executive Officer.

Jim Miekle

Jim Meikle has been a Director of Great American Family Parks, Inc. since May 2006. He also is President of Wild Animal Safari, Inc., a wholly owned subsidiary of Great American Family Parks.  Since 1994, Jim Meikle has served as Vice President of Amusement Business Consultants, Inc., an entertainment industry consulting company based in Ohio. Since 1994, Mr. Meikle has also been the owner of Turk-Meikle Construction, Inc., a general contracting business in Ohio.

Jeff Lococo

Jeff Lococo has been a Director of Great American Family Parks, Inc. since May 2006. In 2000, Mr. Lococo joined Great Wolf Resorts Inc. as General Manager of Great Wolf Lodge Sandusky, Ohio. In 2005, Mr. Lococo was appointed Corporate Vice President of Resort Operations for all Great Wolf Lodge Resorts. In this capacity, he was responsible for overseeing seven properties. Mr. Lococo has twenty five years of experience in the entertainment and hospitality industry.

Audit Committee

Dale W. Van Voorhis resigned as a director and as Chairman of the Audit Committee in December 2006.  The remaining members of our Audit Committee are Jane Klosterman and Christopher Eastland. Jane Klosterman is independent within the meaning of the applicable Nasdaq listing standards and applicable rules and regulations promulgated by the Securities and Exchange Commission.

Compensation Committee

Our Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. Tristan R. Pico is the Chairman of our Compensation Committee.  The Compensation Committee is composed of the following members:

Tristan Pico, Chairman

Jeff Lococo

Richard Jackson

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

During the year ended December 31, 2006, our officers, directors, and persons who beneficially own more than 10% of our common stock were not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934.

Consulting Agreements

On September 1, 2006 we entered into an investor relations agreement with Olde Monarch Media for a term of one year. Pursuant to the agreement, we have agreed to issue 300,000 shares of our common stock to Olde Monarch every three months, for an aggregate of 1,200,000 shares during the term of the agreement.

We have entered into a Consulting Agreement with Ronald E. Snider, which became effective upon closing of the acquisition of the Wild Animal Safari theme park.  The Consulting Agreement provides that we will pay Snider the sum of $300,000 over a term of three years in monthly installments of $8,333.33, of which $4,163.33 will be paid in cash and the balance will be paid in our common stock @ $1.00 per share.

On July 25, 2005, we entered into a public relations consulting agreement with Mark Wachs & Associates. As compensation under the Agreement, Mark Wachs shall receive 7,000 restricted shares of Great American Family Parks common stock per month for six months, plus expenses.  This contract was renewed on August 1, 2006 for a six month period.  That agreement has not yet been renewed.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2006 and 2005 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2006 whose total compensation exceeded $100,000.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Larry Eastland
President and Chief Executive	2006	$120,000	--	$804,000 (1)	--	--	--	--	--
Officer (1)	2005	$60,000	--	--	--	--	--	--	--

(1) Represents 5,025,000 shares of common stock valued at $0.16 per share.

OUTSTANDING EQUITY AWARDS

There were no outstanding equity awards requiring tabular disclosure under this item at December 31, 2006.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2006.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Nonqualified Deferred Compen-sation Earnings	All Other Compen-sation	Total
	($)	($)	($)	($)		($)	($)

Larry Eastland	--	$804,000 (4)	--	--	--	--	--
Richard Jackson (1)	--	$4,000 (5)	--	--	--	--	--
Jane Klosterman	--	$4,000	--	--	--	--	--
Dale Van Voorhis (2)	--	$4,000	--	--	--	--	--
Tristan Pico (1)	--	$4,000	--	--	--	--	--
Christopher Eastland (3)	--	$4,000	--	--	--	--	--
James Miekle (3)	--	$4,000	--	--	--	--	--
Jeff Lococo (3)	--	$4,000	--	--	--	--	--

(1) Mr. Pico and Mr. Jackson were appointed to the board of directors in March, 2006.
(2) Mr. Van Voorhis resigned from the board of directors in December, 2006.
(3) Mr. Christopher Eastland, Mr. Miekle and Mr. Lococo were appointed to the board of directors in May, 2006.
(4) Represents 5,025,000 shares of common stock valued at $0.16 per share.
(5) Represents 25,000 shares of common stock valued at $0.16 per share.

We do not pay directors cash compensation for their service as directors. Our officers and directors elected to forego compensation until such time as we achieved the acquisition and commenced the operation of our first theme park.  Upon the closing the acquisition of our first theme park, existing employment contracts for officers and directors were implemented. These agreements, described below, provide for compensation and certain corporate benefits for certain employees and board members.

Each of our directors has received an annual grant of 25,000 shares of our common stock.

In April 2006, the Board of Directors approved, and the Company issued, 5,000,000 shares of common stock to Larry Eastland, our Chairman, President, and Chief Executive Officer for the following reasons: (i) managing our day to day operations prior to our acquisition of the Wild Animal Safari theme park, during which time Mr. Eastland did not receive a salary, (ii) introducing us to fundraising opportunities, (iii) evaluating potential acquisition candidates, including arranging the acquisition of Wild Animal Safari, and (iii) advancing an aggregate of $250,000 to the Company to sustain its operations. We believe that these transactions were on terms as favorable as could have been obtained from unaffiliated third parties.

Employment Agreements

On February 1, 2005, we entered into separate employment agreements with Larry Eastland, our President and CEO; with Dale Van Voorhis, who was our CFO at that time and who currently serves as the president of our GFAM Management Corp. subsidiary; with James Meikle, the President of our Wild Animal Safari, Inc. subsidiary; and with Jack Klosterman, our Corporate Secretary and Treasurer.  These agreements provide for base annual salaries of $120,000; $40,000; $60,000; and $40,000 respectively, as compensation for the part-time employment of the aforementioned officers until a second theme park is acquired.  Further, each agreement has a base term of three (3) years effective retroactively as of February 1, 2005.  The agreements are thereafter renewable for additional periods of two (2) years, unless we give notice to the contrary. Upon our acquisition of a second theme park, said salaries will increase, respectively, to the following amounts: $170,000; $60,000; $100,000; $60,000.  Upon the acquisition of additional theme parks, salaries will be reviewed with consideration given to resulting increased work and responsibility.  Mr. Klosterman’s employment agreement was mutually terminated on June 12, 2006, and he was paid 250,000 shares of common stock as compensation.

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

Stock Option And Award Plan

A Stock Option and Award Plan (the “Plan”) providing for incentive stock options and performance bonus awards for executives, employees, and directors was approved by our Board of Directors on February 1, 2005, and will be presented to the shareholders for approval.  The Plan sets aside five million (5,000,000) shares for award of stock options, including qualified incentive stock options and performance stock bonuses.  To date, no grants or awards have been made pursuant to the Plan.

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of April 11, 2007. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. Unless otherwise indicated, the address of each beneficial owner is  care of Great American Family Parks, Inc., 3420 Ocean Park Boulevard, Suite 3000, Santa Monica, CA 90405, unless otherwise set forth below that person's name.

Name of Beneficial Owner	Title of Class	Number of Shares Owned (1)	Percent (2)
EDLA FLP	Common Stock	10,020,000 (3)	19.3%
Larry L. Eastland	Common Stock	10,025,000 (4)	19.3%
Richard Jackson JACKSON COLES, PLLC Certified Public Accountants 960 Broadway, Suite 415 Boise, ID 83706	Common Stock	25,000	*
Jane Klosterman	Common Stock	3,175,000	6.1%
Jeffrey Lococo	Common Stock	25,000	*
Christopher L. Eastland	Common Stock	225,000	*
James Meikle	Common Stock	1,475,000	3%
Tristan Pico	Common Stock	25,000	*
Jay Pitlake 1878 Edward Lane Merrick, NY 11566	Common Stock	3,475,000	6.7%
All Officers and Directors as a Group (8)		14,975,000	29%
* Less than 1%

(1) Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership with respect to the number of shares of our common stock actually outstanding at April, 2007.

(2) Based upon 51,886,537 shares of common stock issued and outstanding as of April 11, 2007 except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

(3) Larry Eastland is a general partner of EDLA FLP.

(4) Represents 10,020,000 shares of common stock owned by EDLA FLP, of which Mr. Eastland is the general partner.

The information as to shares beneficially owned has been individually furnished by our respective directors, named executive officers and other stockholders, or taken from documents filed with the SEC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with Great American Family Parks or in any presently proposed transaction that has or will materially affect Great American Family Parks:

-

Any of our directors or officers;

-

Any person proposed as a nominee for election as a director;

-

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

-

Any of our promoters;

-

Any relative or spouse of any of the foregoing persons who has the same house as such person.

Since January 1, 2005, Larry Eastland, the Company’s Chairman, President and Chief Executive Officer, has loaned approximately $250,000 to the Company.

Director Independence

Of the members of the Company’s board of directors, Jane Klosterman, Tristan R. Pico, Jim Meikle and Jeff Lococo are considered to be independent under the listing standards of the Rules of Nasdaq set forth in the Nasdaq Manual.

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

5.1

Consent of Sichenzia Ross Friedman Ference LLP.

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

10.21

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

21.1

Subsidiaries of the Registrant

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by Madsen & Associates, Inc., Certified Public Accountants for the audit and review of our annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 and 2005, were approximately $25,000 and $25,000, respectively.

AUDIT-RELATED FEES

The aggregate fees billed by Madsen & Associates, Inc., Certified Public Accountants for assurance and related services rendered that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2006 and 2005, were approximately $0 and $0, respectively.

TAX FEES

The aggregate fees billed by Madsen & Associates, Inc., Certified Public Accountants for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 and 2005, were approximately $0 and $0, respectively.

ALL OTHER FEES

No other fees were billed by Madsen & Associates, Inc., Certified Public Accountants for the fiscal years ended December 31, 2006 and 2005.

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

GREAT AMERICAN FAMILY PARKS, INC.

By: /s/ Larry Eastland

Larry Eastland

President, Chief Executive Officer and

Chairman

(Principal Executive Officer)

By: /s/ Richard E. Jackson

Richard W. Jackson

Chief Financial Officer

(Principal Financial and Accounting Officer)

KNOWN BY ALL MEN THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry Eastland his attorney-in-fact and agent with full power of substitution and re-substitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Larry L. Eastland Larry L. Eastland	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 13, 2007

By: /s/ Richard W. Jackson Richard W. Jackson	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 13, 2007

By: ___________________________ Jane Klosterman	Director

By: /s/ Chrisopher Eastland Christopher Eastland	Director	April 13, 2007

By:___________________________ Tristan R. Pico	Director

By:___________________________ Jeffrey Lococo	Director

By: /s/ James Miekle James Miekle	Director	April 13, 2007