Form 10QSB
period 2007-03-31
GREAT AMERICAN FAMILY PARKS INC
filed 2007-05-15
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER ________________________________

GREAT AMERICAN FAMILY PARKS, INC.

(Name of small business issuer in its charter)

Nevada	91-0626756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3420 Ocean Park Boulevard, Suite 3000

Santa Monica, CA 90405

(Address of principal executive offices)

Issuer’s telephone Number: (310) 450-9100

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2007, the issuer had 51,886,537 outstanding shares of Common Stock, $.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

GREAT AMERICAN FAMILY PARKS, INC.

MARCH 31, 2007 QUARTERLY REPORT ON FORM 10-QSB

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

GREAT AMERICAN FAMILY PARKS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - unaudited

March 31, 2007

ASSETS
CURRENT ASSETS
Cash	$1,076,745
Accounts receivable - trade	13,548
Accounts receivable - related parties	149,646
Inventory	58,439
Prepaid expenses	36,053
Total Current Assets	1,334,431

PROPERTY and EQUIPMENT - net of depreciation	4,686,390

OTHER ASSETS
Note receivable	300,000
Deposits	10,683
Franchise and loan fees - net of amortization	28,690
Intercompany advances - affiliates	41,600
380,973
$6,401,794
LIABILITIES and STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$170,798
Mortgage payable - theme park - current maturities	64,190
Total Current Liabilities	234,988

LONG TERM LIABILITIES - net of current maturities
Mortgage payable - theme park	2,164,761

STOCKHOLDERS' EQUITY
Common stock
300,000,000 shares authorized, at $.001 par value;
51,886,537 shares issued and outstanding	51,886
Capital in excess of par value	4,443,510
Retained earnings (deficit)	(493,351)
4,002,045
$6,401,794

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS,  INC.  and SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS  - unaudited

For the Three Months Ended March 31, 2007 and 2006

	Mar 31,	Mar 31,
	2007	2006

SALES	$537,928	$1,868,283

COST OF SALES	242,589	1,570,044

Gross Profit	295,339	298,239

OPERATING EXPENSES

Administrative	339,872	349,421
Depreciation & amortization	41,740	27,246
	381,612	376,667

NET PROFIT (LOSS) FROM OPERATIONS	(86,273)	(78,428)

OTHER INCOME AND EXPENSES

Interest income	10,732	2,250
Other income	128,075	8,965
Interest expense	(47,055)	(53,620)

NET INCOME (LOSS)	$5,479	$(120,833)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-

AVERAGE OUTSTANDING SHARES - (stated in 1,000's)

Basic	51,887	44,947
Diluted	65,074	58,134

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS,  INC.  and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

For the Three Months Ended March 31, 2007 and 2006

	Mar 31, 2007	Mar 31, 2006
CASH FLOWS FROM
OPERATING ACTIVITIES

Net profit (loss)	$5,479	$(120,833)

Adjustments to reconcile net loss to
net cash provided by operating
activities
Depreciation	41,740	51,831
Changes in
Intercompany advances	-	(34,303)
Accounts receivable	(141,723)	(20,994)
Prepaid expenses & deposits	33,799	7,054
Accounts payable	(148,617)	207,770

Net Change From Operations	(209,322)	90,525

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of property & equipment	(34,704)	(28,094)

CASH FLOWS FROM FINANCING
ACTIVITIES
Payments on capital lease obligations	-	(12,211)
Payments on notes payable	-	(4,601)
Payments on mortgage payable	(14,372)	(13,346)
	(14,372)	(30,158)

Net Change in Cash	(258,398)	32,273
Cash at Beginning of Period	1,335,143	63,213

Cash at End of Period	$1,076,745	$95,486

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest expense	$47,055	$53,620

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS,  INC.  and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

_________________________________________________________________________________________________________

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

Crossroads Convenience Center, LLC (CCC) was organized under the laws of the State of Idaho on June 18, 1998. CCC’s primary business activity is operating a retail convenience center, which includes a Chevron gasoline station, and a convenience store in Nampa, Idaho. The assets and business activity of CCC were sold in October and November 2006.

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

GREAT AMERICAN FAMILY PARKS,  INC.  and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2007

_________________________________________________________________________________________________________

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

CCC is a limited liability company with all tax attributes passing through to its members.  Before the acquisition date of December 23, 2003, the income of CCC passed through to the former members.  Accordingly, there is no provision for income taxes in the accompanying financial statements associated with the income of CCC prior to acquisition.  After the acquisition by GAFP the income or loss of CCC passes through to GAFP, the sole member of CCC.  On March 31, 2007, the Company and its subsidiaries had a net operating loss available for  carry forward of  $681,948.  The tax benefit of approximately $205,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is unable to project a reliable future net income.  The loss carryforward expires beginning in the  2024.

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

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risks except for the accounts receivable and a note receivable, however, the Company considers the accounts to be fully collectable.

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

GREAT AMERICAN FAMILY PARKS,  INC.  and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

Mach 31, 2007

_________________________________________________________________________________________________________

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Property and equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from five to thirty nine years. A summary is included below.

Land	$1,762,005
Buildings and improvements	2,345,413
Equipment	471,996
Animals	403,698
Less accumulated depreciation	(296,722)
Net	$4,686,390

Inventory

Inventory consists of park supplies, and are stated at the lower of cost or market.  Cost is determined on the first-in, first-out method.

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

GREAT AMERICAN FAMILY PARKS,  INC.  and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2007

_________________________________________________________________________________________________________

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

GREAT AMERICAN FAMILY PARKS,  INC.  and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2007

_____________________________________________________________________________________________

4.  CAPITAL STOCK

On September 27, 2004, the Company issued 2,984,400  private placement  common shares  for cash, and 2,059,200 warrants under a Purchase Agreements dated June 10, 2004.  Each  warrant includes the right to purchase an additional common share at $0.30 per share at any time within five years.

During June 2005 the Company completed an offering of 11,128,000 common shares for cash.  Included as part of the sale were warrants to purchase 11,128,000 common shares at any time before June 23, 2010 at an exercise price of $0.35.

On the date of this report none of the warrants had been exercised.

During  2005 the Company  issued 634,000 common shares for services and expenses at $.30 per share and during 2006 6,940,000 common shares for services at $0.15 per share.

5.  SIGNIFICANT  TRANSACTIONS WITH RELATED PARTIES

Officer-director’s and their controlled entities have acquired 29% of the outstanding common stock of the Company, and during the year ended December 31,  2005 the Company paid $169,480  in salaries to officers, and during 2006  $314,300.  For the quarter ended March 31, 2007 the Company paid $70,207 in salaries.

On March 31, 2007 the Company had  a  no interest demand  loan due from an affiliate of $41,600 and no interest demand loans due from related parties of $ 149,646.   Both are scheduled for payoff in 2007.

The affiliation resulted by common officers of the affiliates and the Company.

Employment Agreements

On February 1, 2005, the Company entered into separate employment agreements with four officers which provide for base annual salaries of aggregate payments of $260,000, as compensation for the part-time employment of the officers until a second theme park is acquired.  Each agreement has a base term of three years effective  February 1, 2005 and provides for base annual salaries of $120,000 to Larry Eastland, the president and CEO, $40,000 to Dale Van Voorhis, the CFO, and $60,000 to James Meikle, President of the Theme Park.   The agreements are renewable for additional period of two years, unless notice is given to the contrary.  Upon the acquisition of a second theme park, the salaries will increase to aggregate payments of $330,000 and provide for base annual salaries of respectively $170,000, $60,000, and $100,000.  With the acquisition of additional theme parks, salaries will be reviewed with consideration given to resulting increased work and responsibility.   Health insurance is provided in the form of a Blue Cross Plan for two officers and their families.

The president of the Company will receive an annual cash bonus based upon a percentage of our pre-tax income  for each fiscal year covered by the employment agreement at a percentage of 2%.  No bonus is payable unless  the Company earns pre-tax income in excess of $500,000.

GREAT AMERICAN FAMILY PARKS,  INC.  and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

March  31, 2007

_____________________________________________________________________________________________

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

6.  SALE OF ASSETS AND OPERATIONS OF CROSSROADS CONVENIENCE CENTER LLC

During October and November 2006 the Company sold the assets and operations of Crossroads Convenience Center, LLC (CCC) for cash, payment of Company debt, and an 8.0% $300,000 note receivable due in 2011.  The note is secured by 300,000 restricted common shares of the Company and can be sold to pay the note at the option of the Company.

7. OPERATING SEGMENT DISCLOSURE

Included in the following are the condensed   operating statements of Great American Family Parks, Inc. (administrative division), Wild Animal Safari, Inc.(Theme Park), and Crossroads Convenience Center, LLC (CCC) for the three months ended March 31, 2006.

GAFP is the administrative division that serves CCC and the Theme Park.

CCC is a wholly owned subsidiary of the Company, which operates a retail convenience center, including a Chevron gasoline station, and a convenience store in Nampa, Idaho. The assets and the operations were sold in October and November 2006.

Theme Park is a wholly owned subsidiary of the Company and operates a wild animal theme park located in Pine Mountain, Georgia.  The cost of sales shown for the theme park includes all direct costs, including supplies, park wages, animal food, truck expense,  and maintenance.

There were no inter-company operational transactions and  no provision for income tax has been provided because a  net operating loss carryforward  is  available to offset any profit.

GREAT AMERICAN FAMILY PARKS,  INC.  and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

March  31, 2007

_____________________________________________________________________________________________

7. OPERATING SEGMENT DISCLOSURE - continued

	GAFP	CCC	Theme Park	Adjust- ments	Combined

SALES	$-	$1,600	$268		$1,868

COST OF SALES	-	1,414	156		1,570
Gross Profit	-	186	112		298

EXPENSES

Administration	134	97	107		338
Depreciation and amortization	2	25	-		27
Interest	1	8	45		54

	137	130	152		419

NET PROFIT (LOSS) -before income tax	$(137)	$56	$(40)		$(121)

Item 2

Management’s Discussion and Analysis or Plan of Operation.

The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-KSB for the fiscal year ended December 31, 2006. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

(2) Wild Animal Safari, Inc., a Georgia corporation that operates and owns the Wild Animal Safari theme park in Pine Mountain, Georgia.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues for the three months ended March 31, 2007 were $537,928. compared to $1,868,283 for the three months ended March 31, 2006.  This represents decrease of $1,330,355, or 71% comparing the two periods.  The decrease in revenue for the three months ended March 31, 2007 is primarily the result of the sale of Crossroads Convenience Center, LLC.  The revenues for the corporation and the amusement park were $537,928 compared to $268,327 for the three months ended March 31, 2006. This represents an increase of $269,901 or 100% when isolating the present operations.

Gross profit decreased by $2,900, or -1%, to $295,339 for the three months ended March 31, 2007 compared to $298,239 for the three months ended March 31, 2006.  The change in gross profit is primarily the result of increased receipts at Wild Animal Safari, Inc and the elimination of the convenience store, which had high sales volumes, but low gross profit margins.

For the three months ended March 31, 2007, selling, general and administrative expenses totaled $381,612. This was an increase of $4,945 or 1%.  The increase in selling, general and administrative expenses is a result of expanded volume of operations for the amusement park and an adjustment of general expenses.

Interest expense was $47,055 and $53,620 for the three months ended March 31, 2007 and 2006, respectively.  This was a decrease of $6,565 or 12%.  The reason for this decrease was the elimination of long term debt on Crossroads Convenience Center and the decrease in long term debt.

Our net profit was $5,479 for the three months ended March 31, 2007 compared to a net loss of $120,833 for the three months ended March 31, 2006.   The increase in profitability for the three months ended March 31, 2007 was due to the improved operations at Wild Animal Safari Inc, management fees and the elimination of the marginal performance from the convenience store.

Liquidity and Capital Resources

Our total current assets at March 31, 2007 were $1,334,431 including $1,076,745 in cash, as compared with $279,353. in total current assets at March 31, 2006, which included cash of $95,486.  Additionally, we had shareholder equity in the amount of $4,002,045 at March 31, 2007, as compared to shareholder equity of $2,387,710 at March 31, 2006.  This change was a result of $1,614,335.

Our cash on hand increased $981,259 to $1,076,745 as of March 31, 2007, as compared to cash on hand of in the amount of $95,486 for the 3 months ended March 31, 2006.

Our accounts receivable at March 31, 2007 was $163,194, compared to $42,367 at March 31, 2006. The change in accounts receivable is primarily due to the elimination of the convenience store and a receivable for management services.

As of March 31, 2007, we had a positive working capital of $1,099,443 as compared to a deficiency of $538,440 at March 31, 2006. A major portion of our debt was attributed to consulting fees and attorney fees. The sale of Crossroads Convenience Center reduced these debts, and created cash to start expansion of the amusement park.

The current portion of long-term debt at March 31, 2007 was $64,190 compared to $113,404 as of March 31, 2006.

As of March 31, 2007, our total bank debt was $2,228,941 as opposed to $3,014,089 at the end of March 31, 2006. The long term debt for Crossroads Convenience Center was paid in full.

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

Financings

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

On November 17, 2005, our wholly owned subsidiary, Wild Animal Safari, Inc., completed the refinancing of the debt we incurred on June 13, 2005 in connection the acquisition of the Wild Animal Safari theme park from Ron Snider & Associates, Inc. and related entities. A new loan in the principal amount of $2,300,210 was obtained from Commercial Bank & Trust Company of Troup County in LaGrange, Georgia. As a result of this refinancing, the promissory notes in the aggregate principal amount of $2,350,000 that were issued to Ron Snider & Associates, Inc. and its affiliated entities were paid in full and the liens which were held by those entities against the Wild Animal Safari theme park assets were released. The new loan is secured by a first priority security agreement and a first priority security deed on the Wild Animal Safari theme park assets.

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

Summary of Significant Accounting Policies

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

Controls and Procedures.

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

PART II

Item 1.

Legal Proceedings.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.

Defaults Upon Senior Securities.

Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.

Other Information.

Not applicable.

Item 6.

Exhibits.

Exhibit Number	Description
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification by and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT AMERICAN FAMILY PARKS, INC.

SIGNATURE	TITLE	DATE

By: /s/ Larry L. Eastland Larry L. Eastland	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 14, 2007

By: /s/ Richard W. Jackson Richard W. Jackson	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	May 14, 2007