Form 10QSB
period 2007-06-30
GREAT AMERICAN FAMILY PARKS INC
filed 2007-08-10
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 9, 2007, the issuer had 51,886,537 outstanding shares of Common Stock, $.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes ☐      No ☒

GREAT AMERICAN FAMILY PARKS, INC.

JUNE 30, 2007 QUARTERLY REPORT ON FORM 10-QSB

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

CONSOLIDATED BALANCE SHEET- unaudited

June 30, 2007

_____________________________________________________________________________________________

ASSETS

CURRENT ASSETS
Cash	$1,202,941
Accounts receivable - trade	19,628
Accounts receivable - related parties	125,000
Inventory	58,439
Prepaid expenses	42,038
Total current assets	1,448,046

PROPERTY AND EQUIPMENT, net of depreciation	4,735,098

OTHER ASSETS
Note receivable	300,000
Deposits	10,683
Franchise and loan fees - net of amortization	27,398
Intercompany advances - affiliates	41,600
Total other assets	379,681

$6,562,825

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$114,845
Mortgage payable - theme park - current maturities	55,001
Total current liabilities	169,846

LONG-TERM DEBT - net of current maturities
Mortgages payable - theme park	2,160,254

SHAREHOLDERS’ EQUITY
Common stock
300,000,000 shares authorized, at $.001 par value;
51,886,537 shares issued and outstanding	51,886
Capital in excess of par value	4,443,510
Retained earnings (deficit)	(262,671)
Total current liabilities	4,232,725

$6,562,825

The accompanying notes are an integral part of these financial statements

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS- unaudited

For the Three and Six Months Ended June 30, 2007 and 2006

_____________________________________________________________________________________________

	Three Months		Six Months

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

SALES	$1,060,212	$2,964,224	$1,598,140	$4,832,507

COST OF SALES	238,743	1,870,850	481,332	3,440,894

Gross Profit	821,469	1,093,374	1,116,808	1,391,613

OPERATING EXPENSES
Administrative	511,418	777,632	851,290	1,127,053
Depreciation and Amort.	45,616	93,212	87,356	120,458
	557,034	870,844	938,646	1,247,511

NET PROFIT (LOSS) FROM
OPERATIONS	264,435	222,530	178,162	144,102

OTHER INCOME & EXPENSES

Other Income	24,727	2,835	163,534	14,050
Interest Expense	(58,482)	(81,447)	(105,537)	(135,067)

NET PROFITS (LOSS)	$230,680	$143,918	$236,159	$23,085

NET PROFIT (LOSS) PER
COMMON SHARE

Basic and Diluted	$-	$-	$-	$-

AVERAGE OUTSTANDING SHARES-
(Stated in the 1000’s)

Basic	51,887	44,947	51,887	44,947
Diluted	65,074	58,134	65,074	58,134

The accompanying notes are an integral part of these financial statements

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS- unaudited

Six Months Ended June 30, 2007 and 2006

______________________________________________________________________________________________________

	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit	$236,159	$23,085

Adjustments to reconcile net loss to
net cash provided by operating activities
Depreciation	87,356	120,458
Changes in Inventory	-	(26,106)
Accounts receivable	(123,157)	18,459
Prepaid expenses & deposits	25,876	(33,265)
Accounts payable	(204,570)	104,063

Net change from operations	21,664	206,694

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(125,798)	(58,386)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage payable	(28,068)	(64,957)

Net change in cash	(132,202)	83,351
Cash at beginning of period	1,335,143	63,213

Cash at end of period	$1,202,941	$146,564

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION

Interest expense	$105,537	$135,067

The accompanying notes are an integral part of these financial statements

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

______________________________________________________________________________________________________

1.

ORGANIZATION

Great American Family Parks, Inc. (GAFP) (formally Royal Pacific Resources, Inc) is a Nevada corporation formed during 2002 for the purpose of merging with Painted Deseret Uranium and Oil Company, Inc., a Washington corporation, incorporated in 1954, with the merger being completed on July 25, 2002.

On December 23, 2003 GAFP completed the acquisition of all member interests in Crossroads Convenience Center, LLC (CCC) from Great Western Parks, LLC by issuance of 27,067,000 shares of common capital stock, representing 91.4% of the outstanding stock after the acquisition, which was accounted for a reverse acquisition, in which Great Western Parks, LLC was considered to the acquirer of Royal Pacific Resources Inc. for reporting purposes.  The outstanding stock of GAFP before the acquisition was 2,533,000 and after 29,600,000.  The continuing operations of the business are those of CCC including its prior historical financial statements and the operations of GAFP from December 23, 2003.  The financial statements show a retroactive restatement of CCC’s historical members’ equity to reflect the equivalent number of shares of common stock issued in the acquisition.

Crossroads Convenience Center, LLC (CCC) was organized under the laws of the state of Idaho on  June 18, 1998.  CCC’s primary business activity is operating a retail convenience center, which includes a Chevron gasoline station, and a convenience store in Nampa, Idaho.  The assets and business activity of CCC were sold in October and December of 2006.

On June 13, 2005 the Company acquired the theme park outlined in note 3.

2.

SIGNIFICANT ACCOUNTING POLICIES

The accounting policy relative to the carrying value of property and equipment is indicated in the caption on the balance sheet.  Other significant accounting policies are as follows:

Accounting Method:  The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy:  The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share:  Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.  Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

Revenue Recognition:  The major source of income is received in the form of cash sales from a convenience center and gas station, and theme park. Revenue is recognized upon receipt of the cash from the sale of a product or service.

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

______________________________________________________________________________________________________

2.

SIGNIFICANT ACCOUNTING POLICIES - continued

Advertising and Market Development:  The Company expenses advertising and marketing costs as incurred.

Income Taxes:  The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

CCC is a limited liability company with all tax attributes passing through to its members.  Before the acquisition date of December 23, 2003, the income of CCC passed through to the former members.  Accordingly, there is no provision for income taxes in the accompanying financial statements associated with the income of CCC prior to acquisition.  After acquisition by GAFP the income or loss of CCC passes through to GAFP, the sole member of CCC.  On June 30, 2007 the Company and its subsidiaries had a net operating loss available for carry forward of $451,268.  The tax benefit of approximately $135,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is unable to project a reliable future net income.  The loss carry-forward expires beginning in the year 2024.

Principles of Consolidation:  The accompanying consolidation financial statements includes the accounts if GAFP, (parent) and its subsidiaries CCC, Wild Animal Safari, Inc.  Revenue and expenses of GAFP are included for the period subsequent to December 23, 2003 and includes the accounts of CCC and Wild Animal Safari, Inc. from their inceptions.  All material inter-company accounts and transactions have been eliminated.

Financial and Concentrations Risk:  The Company does not have any concentration or related financial credit risks except for the accounts receivable and a note receivable, however, the Company considers the accounts to be fully collectable.

Estimates and Assumptions:  Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were assumed in preparing these financial statements.

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

______________________________________________________________________________________________________

2.

SIGNIFICANT ACCOUNTING POLICIES - continued

Property and Equipment:  Property and equipment are stated at cost, Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from five to thirty nine years.

A summary is included below.

Land	$1,762,005
Building and Improvements	2,345,413
Equipment	549,244
Animals	403,698
Less accumulated depreciation	(325,262)
Net	$4,735,098

Inventory:  Inventory consist of park supplies, and are stated at the lower of cost or market.  Cost is determined on the first-in, first-out method.

Impairment of Long-Lived Assets:  The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If an asset is considered impaired, impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.

Financial Instruments:  The carrying of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Stock Based Compensation:  Prior to October 1, 2006 we accounted for stock based compensation under recognition and measurement principles of SFAS No. 123 and as permitted under APB Opinion No. 25, and related interpretations.  Effective October 1, 2006, we adopted FAS 123R using the modified prospective method recognizing compensation costs on a straight-line basis over the requisite service period of the award.  SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognizes for options exercised be classified as cash inflows from financing activities and cash outflows from operating activities.  We also apply SFAS No.123R and EITF No. 96-18 stock based compensation to non-employees.

Other Recent Accounting Pronouncements:  The Company does not except that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

______________________________________________________________________________________________________

3.

MORTGAGE PAYABLE – THEME PARK

On November 8, 2004, the Company entered into an “Asset Purchase Agreement” with Ron Snider & Associates, Inc. to purchase animals and other park property for a theme park in Pine Mountain Georgia for $700,000, with an extended closing date of June 13, 2005.  At closing the Company paid $350,000 and a promissory note for the balance.  The promissory note includes interest at 7.5% per annum and will be payable in eighty-three monthly installments of principle and interest of $5,368.  The Company also entered into a “Real Estate Purchase Agreement” with individuals and a partnership for the acquisition of the land underlying the theme park site, including the improvements, buildings, and fixtures for $4,000,000.  The Company paid $2,000,000 and a promissory note for $2,000,000 for the balance at closing.  The note for the purchase of the real property will bear interest at 7.5% per annum and will be payable in eighty-three monthly installments of principle and interest of $30,676.  Both notes are secured by a first priority security agreement on the assets and a first priority security agreement on the real estate.

On November 17, 2005 Wild Animal Safari, Inc. (subsidiary) completed the refinancing of the debt incurred on June 13, 2005, above, in the acquisition of the Wild Animal Safari theme park from Ron Snider & Associates, Inc. and related entities. This refinancing was obtained from Commercial Bank & Trust Company to Troup County in LaGrange, Georgia. As a result of this refinancing, Ron Snider & Associates, Inc. and its affiliated entities were paid in full and the liens which were held by those entities against the Wild Animal Safari theme park assets were released. In place of the original seven year financing, which was provided by the Snider entities, there is now a loan due by Wild Animal Safari, Inc. to Commercial Bank & Trust.

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

In addition, on November 17, 2005, Wild Animal Safari, Inc. (subsidiary) obtained a line of credit loan from Commercial Bank & Trust Company of Troup County for working capital purposes in the principal amount of $200,000. This line of credit loan is renewable annually, subject to the satisfactory performance by Wild Animal Safari theme park assets.

At December 31, 2006, the scheduled future principal maturities for the note are as follows:

Year Ending
December 31	Amount
2007	59,418
2008	64,190
2009	69,345
2010	74,530
2011 thereafter	1,975,840

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

______________________________________________________________________________________________________

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

During 2005 the Company issued 634,000 common shares for service and expenses at $.30 per share and during 2006 6,940,000 common shares for services at $.15 per share.

5.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-director's and their controlled entities have acquired 29% of the outstanding common stock of the Company, and during the year ended December 31, 2005 the Company paid $169,480 in salaries to officers, and during 2006 $314,300. For the six months ended June 30, 2007 the Company paid $148,769 in salaries.

On June 31, 2007 the Company had a no interest demand loan due from an affiliate of $41,600 and no interest demand loans due from related parties of $125,000. Both are scheduled for payoff in 2007.

The affiliation resulted by common officers of the affiliates and the Company.

Employment Agreements:  On February 1, 2005, the Company entered into separate employment agreements with four officers which provides for base annual salaries of aggregate payments of $260,000, as compensation for the part-time employment of the officers until a second theme park is acquired.  Each agreement has a base term of three years effective February 1, 2005 and provides for base annual salaries of $120,000 to Larry Eastland, the president and CEO, $40,000 to Dale Van Voorhis, the CFO and $60,000 to James Mcikle, president of the theme park.  The agreements are renewable for and additional period of two years, unless notice is given to the contrary.  Upon the acquisition of a second them park, the salaries increase to aggregate payments of $330,000 and provides for base annual salaries of respectively $170,000, $60,000 and $100,000.  With the acquisition of additional theme parks, salaries will be reviewed with consideration given to resulting increased work and responsibility.  Health insurance is provided in the form of Blue Cross Plan for two officers and their families.

The president of the Company will receive an annual cash bonus based upon percentage of our pre-tax income for each fiscal year covered by the employment agreement at a percentage of 2%.  No bonus is payable unless the Company earns pre-tax income in the excess of $500,000.

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

______________________________________________________________________________________________________

5.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES - continued

Each of the employment agreements also provides for the payment of additional severance compensation, in amounts based on a formula of not less then three times the executive’s then current base salary, at any time during the term when either of the following occurs: (i) the agreement is terminated by us without cause (as defined therein), or (ii) terminated by the executive due to change in control (as defined therein).  These agreements also entitle the officers to participate in stock option plans to be set up.  Upon hiring additional marketing personnel, we may enter into additional employment agreements, which we anticipate may contain similar terms to our existing employment agreements.

6.

SALE OF ASSETS AND OPERATIONS OF CROSSROADS CONVENIENCE CENTER LLC

During October and December 2006 the Company sold the assets and operations of Crossroads Convenience Center LLC (CCC) for cash, payment of Company debt and an 8% $300,000 note receivable due in 2011.  The note is secured by 300,000 restricted common shares of the Company and can be sold to pay the note at the option of the Company.

7.

OPERATING SEGMENT DISCLOSURE

Included in the following are the condensed operating statements of Great America Family Parks, Inc. (administrative division), Wild Animal Safari, Inc. (Theme Park), and Crossroads Convenience Center, LLC (CCC) for the six months ended June 30, 2006.

GAFP is the administrative division that serves CCC and the Theme Park.

CCC is a wholly owned subsidiary of the Company, which operates a retail convenience center, including a Chevron gasoline station and a convenience store in Nampa, Idaho.  The assets and the operations were sold in October and December 2006.

Theme Park is a wholly owned subsidiary of the Company and operates a wild animal theme park located in Pine Mountain, Georgia.  The cost of sales shown for the theme park includes all direct costs, including supplies, park wages, animal food, truck expense, and maintenance.

There were no inter-company operational transactions and no provisions for income tax have been provided because a net operating loss carry-forward is available to offset any profit.

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

______________________________________________________________________________________________________

7.

OPERATING SEGMENT DISCLOSURE – continued

For the six months ended June 30, 2006

(stated in the 1,000’s)

	GAFP	CCC	Theme Park	Adjustments	Combined

Sales (in the 1,000’s)	$-	$3,760	$1,072	$-	$4,832

Cost of Sales	-	3,353	562	-	3,915

Gross Profits	-	407	510	-	917

Expenses

Administration	247	264	195	-	706
Depreciation and Amortization	3	50	-	-	53
Interest	-	41	94	-	135
	250	355	289	-	894

Net Profit (Loss) – before tax	$(250)	$52	$221	$-	$23

Item 2.

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

(2) Wild Animal Safari, Inc., a Georgia corporation that operates and owns the Wild Animal Safari theme park in Pine Mountain, Georgia.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues for the three months ended June 30, 2007 were $1,060,212 compared to $2,964,222 for the three months ended June 30, 2006.  This represents a decrease of $1,904,010 or 35.7% comparing the two periods.  The decrease in revenue for the three months ended June 30, 2007 is primarily the result of the sale of Crossroads Convenience Center, LLC.

Gross profit decreased by $271,905, or 24.9%, to $821,469 for the six months ended June 30, 2007 compared to $1,093,374 for the six months ended June 30, 2006.  The change in gross profit is primarily the result of increased receipts at Wild Animal Safari, Inc and the elimination of the convenience store, which had high sales volumes, but low gross profit margins.

For the three months ended June 30, 2007, selling, general and administrative expenses totaled $557,034. This was a decrease of $313,810 or 36%.  The net decrease in selling, general and administrative expenses is a result of expanded volume of operations for the amusement park, the elimination of the convenience store, and an adjustment of general expenses.

Interest expense was $ 58,482 and $81,447 for the three months ended June 30, 2007 and 2006, respectively.  This was a decrease of $22,965 or 28.2%.  The reason for this decrease was the elimination of long term debt on Crossroads Convenience Center and the decrease in long term debt.

Our net profit was $230,680 for the three months ended June 30, 2007 compared to net profit of $137,718 for the three months ended June 30, 2006.   The increase in profitability for the three months ended June 30, 2007 was due to the improved operations at Wild Animal Safari Inc, management fees and the elimination of the marginal performance from the convenience store.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues for the six months ended June 30, 2007 were $1,598,140 compared to $4,832,507 for the six months ended June 30, 2006.  This represents a decrease of $3,234,367, or 66.7% comparing the two periods.  The decrease in revenue for the six months ended June 30, 2007 is primarily the result of the sale of Crossroads Convenience Center, LLC.

Gross profit decreased by $274,805, or 19.7%, to $1,116,808 for the six months ended June 30, 2007 compared to $1,391,613 for the six months ended June 30, 2006.  The change in gross profit is primarily the result of increased receipts at Wild Animal Safari, Inc and the elimination of the convenience store, which had high sales volumes, but low gross profit margins.

For the six months ended June 30, 2007, selling, general and administrative expenses totaled $938,646. This was a decrease of $308,865 or 24.8%.  The increase in selling, general and administrative expenses is a result of expanded volume of operations for the amusement park, the elimination of the convenience store and an adjustment of general expenses.

Interest expense was $105,537 and $135,067 for the six months ended June 30, 2007 and 2006, respectively.  This was a decrease of $29,530 or 21.9%.  The reason for this decrease was the elimination of long term debt on Crossroads Convenience Center and the decrease in long term debt.

Our net profit was $236,159 for the six months ended June 30, 2007 compared to net profit of $23,085 for the six months ended June 30, 2006.   The increase in profitability for the six months ended June 30, 2007 was due to the improved operations at Wild Animal Safari Inc, management fees and the elimination of the marginal performance from the convenience store.

Liquidity and Capital Resources

Our total current assets at June 30, 2007 were $1,448,046 including $1,202,941 in cash, as compared with $320,870 in total current assets at June 30, 2006, which included cash of $146,564.  Additionally, we had shareholder equity in the amount of $4,232,725 at June 30, 2007, as compared to shareholder equity of $2,531,252 at June 30, 2006.

Our accounts receivable at June 30, 2007 was $144,628, compared to $2,830 at June 30, 2006. The change in accounts receivable is primarily due to the elimination of the convenience store and a receivable for management services.

As of June 30, 2007, we had a positive working capital of $1,278,200 as compared to a deficiency of $368,680 at June 30, 2006. A major portion of our debt was attributed to consulting fees and attorney fees. The sale of Crossroads Convenience Center reduced these debts, and created cash to start expansion of the amusement park.

The current portion of long-term debt at March 31, 2007 was $55,001 compared to $83,340 as of June 30, 2006.

As of June 30, 2007, our total bank debt was $2,160,254 as opposed to $2,885,263 at the end of June 30, 2006. The long term debt for Crossroads Convenience Center was paid in full.

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

GREAT AMERICAN FAMILY PARKS, INC.

SIGNATURE	TITLE	DATE

By: /s/ Larry L. Eastland Larry L. Eastland	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	August 9, 2007

By: /s/ Richard W. Jackson Richard W. Jackson	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 9, 2007