Form 10QSB
period 2007-09-30
GREAT AMERICAN FAMILY PARKS INC
filed 2007-11-20
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 16, 2007, the issuer had 51,886,537 outstanding shares of Common Stock, $.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes  ☐      No ☒

GREAT AMERICAN FAMILY PARKS, INC.

SEPTEMBER 30, 2007 QUARTERLY REPORT ON FORM 10-QSB

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS –UNAUDITED

September 30, 2007

________________________________________________________________________________________

ASSETS
CURRENT ASSETS
Cash	$608,948
Accounts receivable – trade	260
Receivable – related parties	302,445
Inventory	58,439
Prepaid expenses	3,308
Prepaid insurance	163,806
Total Current Assets	1,137,206

PROPERTY AND EQUIPMENT, net of depreciation	4,924,486

OTHER ASSETS
Goodwill and intangible assets, net of amortization	1,285,028
Covenant not to compete	50,000
Note receivable, Idaho Chevron	300,000
Franchise and loan fees, net of amortization	24,832
Deposits	10,683
Total Other Assets	1,670,525

TOTAL ASSETS	$7,732,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$68,321
Accrued expenses	39,025
Current portion of long-term debt	125,001
Total Current Liabilities	232,347

LONG-TERM DEBT
Long-term notes	2,908,773

EQUITY
Common stock
300,000,000 shares authorized, at $.001 par value;
51,886,537 shares issued and outstanding	51,886
Capital in excess of par value	4,443,510
Warrants for stock subscription	272,528
Retained earnings (deficit)	(176,809)
Total equity	4,591,115

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$7,732,235

The accompanying notes are an integral part of these financial statements.

 GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS –UNAUDITED

For the Three and Nine Months Ended September 30, 2007 and 2006

________________________________________________________________________________________

	Three Months		Nine Months
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2007	2006	2007	2006

SALES	$559,712	$3,352,566	$2,157,852	$8,185,073

COST OF SALES	167,914	2,599,423	204,574	6,040,317

Gross profit	391,798	753,143	1,953,278	2,144,756

OPERATING EXPENSES
Administrative	249,564	877,984	1,545,526	2,005,037
Depreciation and amortization	43,678	70,289	131,034	190,747
Total operating expenses	293,242	948,273	1,676,560	2,195,784

NET PROFIT (LOSS) FROM
OPERATIONS	98,566	(195,130)	276,718	(51,028)

OTHER INCOME & EXPENSES

Other Income	16,755	7,311	180,289	21,361
Interest Expense	(29,466)	(52,206)	(135,003)	(187,273)

NET PROFITS (LOSS)	$85,845	$(240,025)	$322,004	$(216,940)

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS –UNAUDITED

Nine Months Ended September 30, 2007 and 2006

________________________________________________________________________________________

	Sept 30,	Sept 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net profit	$322,004	$(216,940)

Adjustments to reconcile net profit/loss to
net cash provided by operating activities
Depreciation	131,034	190,747
Issuance of capital for expenses	-	122,200
Changes in Inventory	-	(35,034)
Accounts receivable	(281,234)	(6,854)
Prepaid expenses & deposits	99,200	(114,384)
Accounts payable	(59,740)	93,785
Net change from operations	211,264	33,520

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangibles	(1,355,028)	-
Purchase of property and equipment	(322,881)	(74,063)
	(1,657,909)	(74,063)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans – purchase	762,500	-
Proceeds from loans – related parties	-	197,179
Payments on mortgage payable	(42,050)	(85,358)
	720,450	111,821

Net change in cash	(726,195)	71,278
Cash at beginning of period	1,335,143	63,213

Cash at end of period	$608,948	$134,491

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION

Interest expense	$135,003	$135,067

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

________________________________________________________________________________________

1.

ORGANIZATION

Great American Family Parks, Inc. (GAFP) (formerly Royal Pacific Resources, Inc) is a Nevada corporation formed during 2002 for the purpose of merging with Painted Deseret Uranium and Oil Company, Inc., a Washington corporation, incorporated in 1954, with the merger being completed on July 25, 2002.

On December 23, 2003 GAFP completed the acquisition of all member interests in Crossroads Convenience Center, LLC (CCC) from Great Western Parks, LLC by issuance of 27,067,000 shares of common capital stock representing 91.4% of the outstanding stock after the acquisition, which was accounted for a reverse acquisition, in which Great Western Parks, LLC was considered to the acquirer of Royal Pacific Resources Inc. for reporting purposes.  The outstanding stock of GAFP before the acquisition was 2,533,000 and after 29,600,000.  The continuing operations of the business are those of CCC including its prior historical retroactive restatement of CCC’s historical members’ equity to reflect the equivalent number of shares of common stock issued in the acquisition.

Crossroads Convenience Center, LLC (CCC) was organized under the laws of the state of Idaho on June 18, 1998.  CCC’s primary business activity is operating a retail convenience center, which includes a Chevron gasoline station, and a convenience store in Nampa, Idaho.  The assets and business activity of CCC were sold in October and December of 2006.

On June 13, 2005, the Company acquired the theme park outlined in note 3.

On September 30, 2007, the Company acquired assets from TempServe LLC outlined in note 8

2.

SIGNIFICANT ACCOUNTING POLICIES

The accounting policy relative to the carrying value of property and equipment is indicated in the caption of the balance sheet.  Other significant accounting policies are as follows:

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

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2007

________________________________________________________________________________________

2.

SIGNIFICANT ACCOUNTING POLICIES - continued

Advertising and Market Development:  The Company expenses advertising and market costs as incurred.

Income Taxes:  The Company utilizes the liability method of accounting for income taxes.  Under the  liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws is recorded, when it is more likely than not, that such tax benefits will not be realized.

CCC is a limited liability company with all tax attributes passing through to its members.  Before the acquisition date of December 23, 2003, the income of CCC passed through to the former members.  Accordingly, there is no provision for income taxes in the accompanying financial statements associated with the income of CCC prior to acquisition.  After acquisition by GAFP the income or loss of CCC passes through to GAFP, the sole member of CCC.  On September 30, 2007 the Company and its subsidiaries had a net operating loss available for carry forward of $176,809.  The tax benefit of approximately $135,000 from the loss carry forward has been fully offset by a valuation reserve because the use of future benefit is doubtful since the Company is unable to project a reliable future net income.  The loss carry-forward expires beginning in the year 2024.

Principles of Consolidation:  The accompanying consolidation financial statements include the accounts of GAFP (parent), and its subsidiaries (CCC, Wild Animal Safari, Inc and Park Servicing LLC.).  Revenue and expenses of GAFP are included for the period subsequent to December 23, 2003 and includes the accounts of CCC and Wild Animal Safari, Inc. from their inceptions.  All material inter-company accounts and transactions have been eliminated.

Financial and Concentrations Risk:  The Company does not have any concentration or related financial credit risks except for the accounts receivable and a note receivable, however, the Company considers the accounts to be fully collectible.

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

Property and Equipment:  Property and equipment are stated at cost.  Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from five to thirty nine years.  A summary is included below.

Land	$1,762,005
Building and improvements	2,722,522
Equipment	349,660
Animals	470,501
Less accumulated depreciation	(380,202)
Net	$4,924,486

GREAT AMERICAN FAMILY PARKS, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2007

________________________________________________________________________________________

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Inventory:  Inventory consists of park supplies, and is stated at the lower of cost or market.  Cost is determined on the first-in, first-out method.

Goodwill and Intangibles:  Goodwill and intangible assets are accounted for as purchased, see note 8. Goodwill is not amortized but reviewed every year for impairment.

Impairment of Long-Lived Assets:  The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If an asset is considered impaired, impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.

Financial Instruments:  The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short-term maturities.

Stock Based Compensation:  Prior to October 1, 2006 the company accounted for stock based compensation under recognition and measurement principles of SFAS No. 123 and as permitted under APB Opinion No. 25, and related interpretations.  Effective October 1, 2005 the company adopted FAS 123R using the modified prospective method recognizing compensation costs on a straight-line basis over the requisite service period of the award.  SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognizes for options exercised be classified as cash inflows from financing activities and cash outflows from operating activities.  The company also applies SFAS No. 123R and EITF No. 96-18 stock based compensation to non-employees.

Other Recent Accounting Pronouncements:  The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.

MORTGAGE PAYABLE – THEME PARK

On November 8, 2004, the Company entered into an “Asset Purchase Agreement” with Ron Snider & Associates, Inc. to purchase animals and other park property for a theme park in Pine Mountain Georgia for $700,000, with an extended closing date of June 13, 2005.  At closing the Company paid $350,000 and a promissory note for the balance.  The promissory note includes interest at 7.5% per annum and will be payable in eighty-three monthly installments of principle and interest of $5,368.  The Company also entered into a “Real Estate Purchase Agreement” with individuals and a partnership for the acquisition of the land underlying the theme park site, including the improvements, buildings, and fixtures for $4,000,000.  The Company paid $2,000,000 and a promissory note for $2,000,000 for the balance at closing.  The note for the purchase of the real property will bear interest at 7.5% per annum and will be payable in eighty-three monthly installments of principle and interest of $30,676.  Both notes are secured by a first priority security agreement on the assets and a first priority security on the real estate.

GREAT AMERICAN FAMILY PARKS, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2007

________________________________________________________________________________________

3.

MORTGAGE PAYABLE – THEME PARK (continued)

On November 17, 2005 Wild Animal Safari, Inc. (subsidiary) completed the refinancing of the debt incurred on June 13, 2005, above, in the acquisition of the Wild Animal Safari theme park from Ron Snider & Associates, Inc. and related entities.  This refinancing was obtained from Commercial Bank & Trust Company to Troup County in LaGrange, Georgia.  As a result of this refinancing, Ron Snider & Associates, Inc. and its affiliated entities were paid in full and the liens which were held by those entities against the Wild Animal Safari theme park assets were released.  In place of the original seven year financing, which was provided by the Snider entities, there is now a loan doe by Wild Animal Safari, Inc. to Commercial Bank & Trust.

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

4.

NOTES PAYABLE – TEMPSERVE

On September 30, 2007, the scheduled future principal maturities for the note are as follows:

Year Ending
December 31	Amount
2007	58,249
2008	182,176
2009	193,411
2010	128,663

GREAT AMERICAN FAMILY PARKS, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2007

________________________________________________________________________________________

5.

CAPTIAL STOCK

On September 27, 2004, the Company issued 2,984,400 private placement common shares for cash, and 2,059,200 warrants under a Purchase Agreement dated June 10, 2004.  Each warrant includes the right to purchase an additional common share at $.30 per share at any time within five years.

During 2005 the Company completed an offering of 11,128,000 common shares for cash.  Included as part of the sale were warrants to purchase 11,128,000 common shares at any time before June 23, 2010 at an exercise price of $.35.

On the date of this report none of the warrants had been exercised and no value has been recognized.

During 2005 the Company issued 624,000 common shares for service and expenses at $.30 per share and during 2006 6,940,000 common shares for services at $.15 per share.

6.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-director’s and their controlled entities have acquired 29% of the outstanding common stock of the Company, and during the year ended December 31, 2005 the Company paid $169,480 in salaries to officers, and during 2006 $314,300.  For the nine months ended September 30, 2007 the Company paid $232,770 in salaries.

On September 30, 2007 the Company had a no interest demand loan due from an affiliate of $90,600, $86,845, and no interest demand loans due from related parties of $125,000.  All are scheduled for payoff in 2007.

The affiliation resulted by common officers of the affiliates and the Company.

Employment Agreements:  On February 1, 2005, the Company entered into separate employment agreements with four officers which provides for base annual salaries of aggregate payments of $260,000, as compensation for the part-time employment of the officers until a second theme park is acquired.  Each agreement has a base term of three years effective February 1, 2005 and provides for base annual salaries of $120,000 to Larry Eastland, the president and CEO, $40,000 to Dale Van Voorhis, the CFO and $60,000 to James Meikle, president of the theme park.  The agreements are renewable for and additional period of two years, unless notice is given to the contrary.  Upon the acquisition of a second theme park, the salaries increate to aggregate payments of $330,000 and provides for base annual salaries of respectively $170,000, $60,000, and $100,000.  With the acquisition of additional theme parks, salaries will be reviewed with consideration given to resulting increased work and responsibility.  Health insurance is provided in the form of Blue Cross Plan for two officers and their families.

The president of the Company will receive an annual cash bonus based upon percentage of the Company’s pre-tax income for each fiscal year covered by the employment agreement at a percentage of 2%.  No bonus is payable unless the Company earns pre-tax income in the excess of $500,000.

GREAT AMERICAN FAMILY PARKS, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2007

________________________________________________________________________________________

6.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES (continued)

Each of the employment agreements also provides for the payment of additional severance compensation in amounts based on a formula of not less then three times the executive’s then current base salary, at any time during the term when either of the following occurs: (i) the agreement is terminated by the Company without cause (as defined therein), or (ii) terminated by the executive due to change in control (as defined therein).  These agreements also entitle the officers to participate in stock option plans to be set up.  Upon hiring additional marketing personnel, the Company may enter into additional employment agreements, which the Company anticipates may contain similar terms to our existing employment agreements.

7.

SALE OF ASSETS AND OPERATING OF CROSSROADS CONVENIENCE CENTER LLC

During October and December 2006 the Company sold the assets and operations of Crossroads Convenience Center LLC (CCC) for cash, payment of Company debt and an 8% $300,000 note receivable due in 2011.  The note is secured by 300,000 restricted common shares of the Company and can be sold to pay the note at the option of the Company.

8.

OPERATING SEGMENT DISCLOSURE

Included in the following are the condensed operating statements of Great America Family Parks, Inc. (administrative division), Wild Animal Safari, Inc. (Theme Park), and Crossroads Convenience Center, LLC (CCC) for the nine months ended September 30, 2006.

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

GREAT AMERICAN FAMILY PARKS, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2007

________________________________________________________________________________________

9.

PURCHASE OF TEMPSERVE, NOW RENAMED PARK STAFFING SERVICES, LLC

On September 30, 2007, the Company entered into an Asset Purchase Agreement with Computer Contact Service, Inc. (“CCS”), Stanley Harper and Troy Davis to acquire substantially all of the assets of tempSERV (now renamed Park Staffing Services, LLC) (“Park Staffing Services”), a division of CCS.

Park Staffing Services, which is located in Bakersfield, California, provides temporary industrial, construction, service, and clerical staffing services nationwide.  In addition to the more traditional functions job placement, payroll and personnel administration, Park Staffing Services provides screening, testing, counseling and supervision of its placements.

The acquisition was completed on September 30, 2007.  Assets acquired by the Company pursuant to the Agreement include: (i) certain fixed assets, equipment, fixtures, leasehold improvements located at tempSERV’s office in Bakersfield, California; (ii) certain intellectual property of tempSERV; (iii) the goodwill of tempSERV; (iv) certain contracts related to the assets acquired by the Company.

The consideration for the assets acquired by the Company was an aggregate of $1,162,500, consisting of $522,683 in cash, and a promissory note in the principal amount of $762,500 paid by Park Staffing Services, LLC (“the Note”) and a warrant to purchase 5,000,000 shares of the Company’s common stock at a price of $0.05 per share (the “Warrant”).  The Note shall be paid out of the cash flow of Park Staffing Services in 36 equal monthly installments, in the amount of $17,292.41 each, commencing on January 1, 2008, and continuing through December 1, 2010.  The Warrant is exercisable for all or a portion of the shares at the option of the holder and transferable at any time or from time to time on or after the date on which the warrant is issued, provided that annual revenue generated from Park Staffing Services, LLC exceeds $7 million, and that each transfer of shares does not result in the annual sale of more than 25% of the aggregate number of the shares issuable upon exercise of the warrants.  Intangible Appraisers, Inc. appraised the value of the warrants at $272,528.

The purchase of assets consisted of cash of $522,683, notes of $762,500, and warrants valued at $272,528 for a total of $1,557,711.

The purchase price was allocated as follows:

Cash	25,000
Prepaid deposit and insurance	97,683
Furniture and fixtures	100,000
Goodwill and intangibles	1,285,028
Covenant not to compete	50,000
1,557,711

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

(2) Wild Animal Safari, Inc., a Georgia corporation that operates and owns the Wild Animal Safari theme park in Pine Mountain, Georgia.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues for the three months ended September 30, 2007 were $559,712 compared to $3,352,566 for the three months ended September 30, 2006.  This represents a decrease of $2,792,854or 83.3% comparing the two periods.  The decrease in revenue for the three months ended September 30, 2007 is primarily the result of the sale of Crossroads Convenience Center, LLC.

Gross profit decreased by $361,345, or 48%, to $391,798 for the three months ended September 30, 2007 compared to $753,143 for the three months ended September 30, 2006.  The change in gross profit is primarily the result of increased receipts at Wild Animal Safari, Inc and the elimination of the convenience store, which had high sales volumes, but low gross profit margins.

For the three months ended September 30, 2007, selling, general and administrative expenses totaled $249,564. This was a decrease of $528,420 or 28.4%.  The net decrease in selling, general and administrative expenses is a result of expanded volume of operations for the amusement park, the elimination of the convenience store, and an adjustment of general expenses.

Interest expense was $29,466 and $52,206 for the three months ended September 30, 2007 and 2006, respectively.  This was a increase of $22,740 or 43.6%.  The reason for this decrease was the elimination of long term debt on Crossroads Convenience Center and the decrease in long term debt.

Our net profit was $85,845 for the three months ended September 30, 2007 compared to a  net loss of $240,025 for the three months ended September 30, 2006.   The increase in profitability for the three months ended September 30, 2007 was due to the improved operations at Wild Animal Safari Inc, management fees and the elimination of the marginal performance from the convenience store.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues for the nine months ended September 30, 2007 were $2,157,852 compared to $8,185,073 for the nine months ended September 30, 2006.  This represents a decrease of $6,027,221, or 73.6% comparing the two periods.  The decrease in revenue for the nine months ended September 30, 2007 is primarily the result of the sale of Crossroads Convenience Center, LLC.

Gross profit decreased by $604,260, or 28.2%, to $1,510,496 for the nine months ended September 30, 2007 compared to $2,144,756 for the nine months ended September 30, 2006.  The change in gross profit is primarily the result of increased receipts at Wild Animal Safari, Inc and the elimination of the convenience store, which had high sales volumes, but low gross profit margins.

For the nine months ended September 30, 2007, selling, general and administrative expenses totaled $1,102,744. This was a decrease of $902,293 or 45%.  The increase in selling, general and administrative expenses is a result of expanded volume of operations for the amusement park, the elimination of the convenience store and an adjustment of general expenses.

Interest expense was $135,003 and $187,273 for the nine months ended September 30, 2007 and 2006, respectively.  This was a decrease of $52,270 or 27.9%.  The reason for this decrease was the elimination of long term debt on Crossroads Convenience Center and the decrease in long term debt.

Our net profit was $322,004 for the nine months ended September 30, 2007 compared to net loss of $216,940 for the nine months ended September 30, 2006.   The increase in profitability for the nine months ended September 30, 2007 was due to the improved operations at Wild Animal Safari Inc, management fees and the elimination of the marginal performance from the convenience store.

Liquidity and Capital Resources

Our total current assets at September 30, 2007 were $1,137206 including $608,948 in cash, as compared with $387,714 in total current assets at September 30, 2006, which included cash of $134,491.  Additionally, we had shareholder equity in the amount of $4,318,569 at September 30, 2007, as compared to shareholder equity of $2,404,371 at September 30, 2006.

Our accounts receivable at September 30, 2007 was $302,705, compared to $2,621 at September 30, 2006. The change in accounts receivable is primarily due to the elimination of the convenience store and a receivable for management services.

As of September 30, 2007, we had a positive working capital of $904,859 as compared to a deficiency of $473,144 at June 30, 2006. A major portion of our debt was attributed to consulting fees and attorney fees. The sale of Crossroads Convenience Center reduced these debts, and created cash to start expansion of the amusement park.

The current portion of long-term debt at September 30, 2007 was $125,001 compared to $94,027 as of September 30, 2006.

As of September 30, 2007, our total bank debt was $2,908,773 as opposed to $2,893,503 at the end of September 30, 2006. The long term debt for Crossroads Convenience Center was paid in full.

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

Item 4.

Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.

Other Information

On September 30, 2007, the Company entered into an Asset Purchase Agreement with Computer Contact Service, Inc. (“CCS”), Stanley Harper and Troy Davis to acquire substantially all of the assets of tempSERV (now renamed Park Staffing Services, LLC) (“Park Staffing Services”), a division of CCS.

Park Staffing Services, which is located in Bakersfield, California, provides temporary industrial, construction, service, and clerical staffing services nationwide.  In addition to the more traditional functions job placement, payroll and personnel administration, Park Staffing Services provides screening, testing, counseling and supervision of its placements.

The acquisition was completed on September 30, 2007.  Assets acquired by the Company pursuant to the Agreement include: (i) certain fixed assets, equipment, fixtures, leasehold improvements located at tempSERV’s office in Bakersfield, California; (ii) certain intellectual property of tempSERV; (iii) the goodwill of tempSERV; (iv) certain contracts related to the assets acquired by the Company.

The consideration for the assets acquired by the Company was an aggregate of $1,162,500, consisting of $600,000 in cash, and a promissory note in the principal amount of $562,500 paid by Park Staffing Services, LLC (“the Note”) and a warrant to purchase 5,000,000 shares of the Company’s common stock at a price of $0.05 per share (the “Warrant”).  The Note shall be paid out of the cash flow of Park Staffing Services in 36 equal monthly installments, in the amount of $17,292.41 each, commencing on January 1, 2008, and continuing through December 1, 2010.  The Warrant is exercisable for all or a portion of the shares at the option of the holder and transferable at any time or from time to time on or after the date on which the warrant is issued, provided that annual revenue generated from Park Staffing Services, LLC exceeds $7million, and that each transfer of shares does not result in the annual sale of more than 25% of the aggregate number of the shares issuable upon exercise of the warrants.

On October 17, 2007, Board of Directors appointed Stan Harper to the Board of Directors of the Company.  Mr. Harper presently does not serve on any committee of our Board of Directors.  Mr. Harper may be appointed to serve as a member of a committee although there are no current plans to appoint him to a committee as of the date hereof.

Stan Harper has been the owner/operator of tempSERV (now Park Staffing Services LLC) since its inception in 1983.  In addition, since 1982 Mr. Harper was the President of Computer Contact Service, a marketing, advertising and public relations firm.  Furthermore, Mr. Harper currently provides consulting, copy writing, graphics, layout, printing and advertising services through his company, Stan Harper and Associates.

On October 17, 2007, the Board of Directors appointed Dale Van Voorhis as the President and Chief Operating Officer of the Company.  Mr. Van Voorhis previously served as a Director of the Company from December 2003 through December 2006.  During his previous tenure at Great American Family Parks, Mr. Van Voorhis served on the Company’s Audit Committee as Chairman and Financial Expert.

Dale Van Voorhis previously served as Chief Financial Officer, President and Director of GFAM Management Corporation from December 2003 through December 2006.  In addition, Mr. Van Voorhis has been the President of Amusement Business Consultants, Inc., an amusement industry consulting company, since its inception in 1994.

There are no understandings or arrangements between Mr. Harper, Mr. Van Voorhis and any other person pursuant to which Mr. Harper and Mr. Van Voorhis, were selected as Director and President and Chief Operating Officer of the Company, respectively.  Neither Mr. Harper nor Mr. Van Voorhis has any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer.  Furthermore, neither Mr. Harper nor Mr. Van Voorhis has entered into any material plan, contract or arrangement in connection with his appointment as an executive officer.

Item 6.

Exhibits.

Exhibit Number	Description
4.7	Common Stock Purchase Warrant, 2007 asset purchase
10.22	Asset Purchase Agreement by and between Computer Contact Service, Inc. and EDLA Staffing Services, LLC
10.23	Amendment No. 1 to Asset Purchase Agreement by and between Computer Contact Service, Inc., Stanley Harper and Troy Davis, Great American Family Parks, Inc., and Park Staffing Services, LLC
10.24	Promissory Note by and between Great American Family Parks, Inc. and EDLA Staffing Services, LLC
10.25	Promissory Note by and between Park Staffing Services and Computer Contact Services, Inc.
10.26	Assignment Agreement by and between Computer Contact Service, Inc., EDLA Staffing Services, LLC, Great American Family Parks, Inc. and Park Staffing Services, LLC
10.27	Factoring Agreement by and between Park Staffing Services and Computer Contact Services, Inc.
10.28	Intangible Assignment Agreement by and between Park Staffing Services and Computer Contact Services, Inc.
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification by and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT AMERICAN FAMILY PARKS, INC.

SIGNATURE	TITLE	DATE

By: /s/ Larry L. Eastland Larry L. Eastland	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 19, 2007

By: /s/ Richard W. Jackson Richard W. Jackson	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	November 19, 2007