Form 10KSB
period 2007-12-31
GREAT AMERICAN FAMILY PARKS INC
filed 2008-04-15
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

NONE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☐

State issuer's revenues for its most recent fiscal year: $300,597.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Based on the closing sale price on the OTC Bulletin Board on April 11, 2008, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $1,322,192. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,106,537 as of April 11, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☐

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Great American Family Parks is in the business of acquiring, developing and operating local and regional theme parks and attractions in the U.S. and internationally. We plan to build a family of parks primarily through acquisitions of small local and regional privately owned existing parks. Our goal is to develop a series of compatible but distinct entertainment and amusement products, including themed amusement parks, associated products, food and beverage, and multimedia offerings.  The implementation of this strategy has begun with themed amusement parks and attractions. Our business plan is to acquire existing properties.

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

(2) Wild Animal Safari, Inc., a Georgia corporation that operates and owns the Wild Animal Safari theme park in Pine Mountain, Georgia.

(3) Wild Animal, Inc., a Missouri corporation that operates and owns the Wild Animal Safari theme park in Strafford, Missouri; which was acquired March of 2008.

(4) Park Staffing Services, LLC., a California limited liability company that operates and owns a staffing services company in Bakersfield, California.

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

The purchase price for the assets was $600,000, consisting of $300,000 in cash and a secured conditional promissory note in the amount of $300,000 (the “Note”). The Note has a term of five years and bears interest at the rate of eight percent per annum. The Note is issued jointly by the Buyer and Richard Swensen and is secured by 300,000 shares of common stock of the Company owned by Mr. Swensen, 270,000 shares of which were delivered at closing and an additional 30,000 shares were delivered within two weeks of closing. Seller may sell the stock at any time to cover the Note.

The Agreement also included an option to purchase the real property owned by Crossroads located at 5950 East Franklin Road in Nampa, Canyon County, Idaho for a purchase price of approximately $2,400,000. On January 5, 2007, the Company completed the sale of the real property, receiving net proceeds of $1,348,186.41.

Wild Animal Safari Theme Park

Our Wild Animal Safari Inc. subsidiary owns and operates the Wild Animal Safari theme park, which is located on 200 acres of a 500-acre plot, and includes a drive-through animal viewing area that opened in 1991.  It is home to more than 1800 -- animals from every continent (except Antarctica.)  Most animals roam wild throughout the natural habitat; the total area utilized will be increased as further venues are added.  In addition to availing themselves of the amenities described below, visitors to Wild Animal Safari are able to observe, photograph, and feed the animals from their own cars as they drive along the more than three miles of paved roads that run throughout the habitat area. Some animals are contained in special fenced areas within natural habitat, and others are located in a more traditional zoo-like atmosphere.

Wild Animal Safari Inc.’s revenues are primarily derived from sales of the following items at the Wild Animal Safari Park: (1) admission fees (2) food and beverage and related items; and, (3) gift stores and specialty items.

In addition to the animal environments, the theme park contains a gift shop, a restaurant that includes the Noble Roman’s Pizza and Tuscano’s Italian Subs franchises which were purchased by our Wild Animal Safari, Inc. subsidiary on June 21, 2005, an ice cream parlor, an arcade, a picnic and group recreation area, lakes, a pavilion and concessions. Our Georgia Wildlife Museum, located next to our petting zoo, features wildlife specimen native to Georgia recreated in natural-like settings.  Visitors to the Park have increased every year, and during calendar year 2007 totaled approximately 150,000 people. The pre-existing operating management of Safari has been supplemented by corporate management for the new entities being brought to the enterprise by GFAM.  The former principal owner of Pine Mountain Wild Animal Park continues to be available on a consulting basis.

Wild Animal Safari’s growth plans are predicated upon: our upgrade of the physical plant making it more attractive to visitors; and, the development of unused acreage surrounding the park. We have developed a master plan for the entire 500 acre property for which we are seeking approval from local governmental authorities.

Safari’s main product is the opportunity to interact with our 1800 animals from across the globe.  However, we also sell food and beverages in our restaurant, and gift items from the gift shop to include shirts and hats, specialty items, educational books and toys about animals of the world, other toys, authentic gifts from various continents (ostrich eggs, hides and skins) and other family oriented items.

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

Renewal Date:  June 1, 2008

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

Renewal Date:  October 13, 2008

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

Renewal Date:  February 1, 2008

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

Renewal DateFebruary 1, 2008

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

Renewal Date:  January 10, 2008 (yearly)

Notification of Renewal:  Mid-October

Approximate Date of Issuance:  1991.

Grounds for Revocation: Not renewing license and legitimate complaints by neighbors.

6)  Georgia Department Of Human Resources – Food Serve Permit

Renewal Date:  January 14, 2008 (yearly)

Notification of Renewal:  Mid-December

Approximate Date of Issuance:  1991

Grounds for Revocation: A failing food inspection score.  Being the source of food related illnesses.

Park Staffing Services

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

The consideration for the assets acquired by the Company was an aggregate of $1,162,500, consisting of $600,000 in cash, and a promissory note in the principal amount of $562,500 paid by Park Staffing Services, LLC (“the Note”) and a warrant to purchase 6,000,000 shares of the Company’s common stock at a price of $0.05 per share (the “Warrant”).  The Note shall be paid out of the cash flow of Park Staffing Services in 36 equal monthly installments, in the amount of $17,292.41 each, commencing on January 1, 2008, and continuing through December 1, 2010.  The Warrant is exercisable for all or a portion of the shares at the option of the holder and transferable at any time or from time to time on or after the date on which the warrant is issued, provided that annual revenue generated from Park Staffing Services, LLC exceeds $7million, and that each transfer of shares does not result in the annual sale of more than 25% of the aggregate number of the shares issuable upon exercise of the warrants.

Animal Paradise

On March 6, 2008, Wild Animal, Inc., a newly formed wholly-owned subsidiary of Great American Family Parks, Inc. (the “Company”), entered into a Real Estate Contract with Oak Oak, Inc. (the “Seller”), pursuant to which the Company acquired the assets of the Animal Paradise Family Fun Park (“Animal Paradise”).

Animal Paradise is a ride-through wild animal park, located in Strafford, Missouri, previously operated by Animal Paradise, LLC from March through December of each year.  In addition to the ride-through safari, the park contains a go-kart speedway and petting zoo.

The acquisition was completed on March 6, 2008.  Assets acquired include: (i) the real property on which the park is located which is comprised of approximately 250 acres of land and the fixtures thereon, (ii) certain equipment utilized in the operation of the park, certain office equipment, (iii) certain items and fixtures utilized in the gift shop and (iv) 13 go-karts and certain equipment associated with the operation of the go-karts.

The consideration paid for the assets, aggregating $2,000,000, consisted of $250,000 in cash and a promissory note issued by Wild Animal, Inc to the Seller in the principal amount of $1,750,000 (the “Note”).  The Note bears interest at 8% per annum.  Monthly installments on the Note will be equal to $12,840.94 for 35 months with a balloon payment due on April 5, 2011.  In addition, pursuant to the terms of the Note, Wild Animal, Inc. has the right to extend the maturity date of the Note for an additional 24 months beyond the original maturity date upon the payment of a fee of $50,000.  To secure the Note, Wild Animal Safari, Inc. entered into a Deed of Trust and a  Security Agreement, pursuant to which it granted the Buyer a security interest in certain of the assets acquired.

Competition

The theme park industry is highly competitive, highly fragmented, rapidly evolving, and subject to technological change and intense marketing by providers with similar products. One of our competitors for general recreation consumer spending in Georgia, Callaway Gardens, is located within five miles of our Wild Animal Safari park. Many of the Company’s current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than the Company has. In the event that such a competitor expends significant sales and marketing resources in one or several markets the Company may not be able to compete successfully in such markets. The Company believes that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect the Company’s gross margins if the Company is not able to reduce costs commensurate with such price reductions.  In addition, the pace of technological change makes it impossible for the Company to predict whether it will face new competitors using different technologies to provide the same or similar products offered or proposed to be offered by the Company.  If the Company’s competitors were to provide better and more cost effective products, the Company’s business initiatives could be materially and adversely affected.

The same is true of Wild Animal, Inc. of Missouri.  It is located only 45 minutes from Branson, Missouri, a resort and entertainment venue.

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

As for Park Staffing Services, LLC. The staffing business is always competitive both from local entrepreneurs and regional and national companies that locate offices in the Bakersfield area.

Employees

As of April, 2008 Great American Family Parks has approximately 2 full-time employees and 3 part-time employees. Our Wild Animal Safari subsidiary has approximately 15 full-time employees.  During Wild Animal Safari’s prime attendance season, which runs from March through August, we typically engage up to approximately 20 additional part-time employees.  Park Staffing Services has approximately 9 employees.  Our newly formed subsidiary, Wild Animal, Inc. has 6 employees.  We also engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good.

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

We May Not Identify or Complete Acquisitions in a Timely, Cost-Effective Manner, If At All.

Our business plan is predicated upon the acquisition of additional local or regional theme parks and attractions; and, the approval and expansion of our current facilities and offerings. However, there can be no assurance that we will be successful in acquiring and operating additional local or regional theme parks and attractions. Competition for acquisition opportunities in the theme park industry is intense as there is a limited number of parks within the United States and Canada that could reasonably qualify as acquisition targets for us. Our acquisition strategy is dependent upon, among other things, our ability to: identify acquisition opportunities; obtain debt and equity financing; and obtain necessary regulatory approvals. Our ability to pursue our acquisition strategy may be hindered if we are not able to successfully identify acquisition targets or obtain the necessary financing or regulatory approvals, including but not limited to those arising under federal and state antitrust and environmental laws.

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

A Variety of Factors Beyond Our Control Could Adversely Impact Attendance at Our Venues and Thus Our Operating Results.

The success of our theme parks subsidiaries is dependent upon attracting large numbers of visitors on a continual basis. A variety of actual or projected events could reduce the number of visitors at our venues and harm our operating results, including but not limited to the following:

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

The Theme Park Industry is Highly Competitive and We May Be Unable to Compete Effectively.

The theme park industry is highly competitive, highly fragmented, rapidly evolving, and subject to technological change and intense marketing by providers with similar products. One of our competitors for attracting general recreation dollars, Callaway Gardens, is located within five miles of our Wild Animal Safari park in Georgia.  Branson, Missouri is located just 45 minutes from our Wild Animal park in Missouri.

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

We Face Strong Competition From Numerous Entertainment Alternatives.

In addition to competing with other themed and amusement parks, our venues compete with other types of recreational venues and entertainment alternatives, including but not limited to movies, sports attractions, vacation travel and video games. There can be no assurance that we will successfully differentiate ourselves from these entertainment alternatives or that consumers will consider our entertainment offerings to be more appealing than those of our competitors. The development of technology-based entertainment has provided families with a wider selection of entertainment alternatives close to or in their homes, including home entertainment units, online gaming, and video game parlors. In addition, traditional theme parks have been able to reduce the cost and increase the variety of their attractions by implementing technologies that cannot be readily incorporated by a wild animal park such as Wild Animal Safari and Wild Animal.

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

Great American Family Parks currently has $6,000,000 of liability insurance through its Wild Animal Safari, Inc. subsidiary.  (Wild Animal, Inc.??)  We will continue to use reasonable commercial efforts to maintain policies of liability, fire and casualty insurance sufficient to provide reasonable coverage for risks arising from accidents, fire, weather, other acts of God, and other potential casualties. There can be no assurance that we will be able to obtain adequate levels of insurance to protect against suits and judgments in connection with accidents or other disasters that may occur in our theme parks.

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

Further, the executive level experience of our President Dale Van Voorhis, and our parks president Jim Meikle, also is key to the Company’s success.

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

The market price of our common stock may decline because there are a large number of warrants that may be available for future sale, and the sale of these shares may depress the market price. As of April 11, 2008, we had approximately 53,106,537 shares of common stock issued and outstanding and outstanding warrants to purchase up to 14,300,000 shares of common stock. The warrants represent approximately 28% of our common stock issued and outstanding. All of the shares included in this prospectus may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

Our Directors and Executive Officers Beneficially Own Approximately 29% of Our Common Stock; Their Interests Could Conflict with Yours; Significant Sales of Stock Held by Them Could Have a Negative Effect on Our Stock Price; Stockholders May be Unable to Exercise Control.

As of April 11, 2008, our executive officers, directors and affiliated persons beneficially owned approximately 29% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock  to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactionsin penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

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

ITEM 2. DESCRIPTION OF PROPERTY

Our major real properties are located in Pine Mountain, Georgia and Strafford, Missouri.  Wild Animal Safari, Inc. is a 200-acre wild animal park as part of a 500-acre parcel owned by GFAM to be developed in totality.  The land has an appraised value of approximately $3.4 million.  Wild Animal, Inc. in Missouri is located on 255 acres; all of which is utilized for operation

Park staffing rents office space near the Bakersfield California airport.

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

		High	Low

2007	Fourth Quarter	$0.12	$0.07
	Third Quarter	$0.155	$0.09
	Second Quarter	$0.17	$0.055
	First Quarter	$0.16	$0.055

2006	Fourth Quarter	$0.20	$0.10
	Third Quarter	$0.35	$0.17
	Second Quarter	$0.40	$0.23
	First Quarter	$0.75	$0.26

2005	Fourth Quarter	$1.07	$0.38
	Third Quarter	$1.35	$0.85
	Second Quarter	$1.23	$0.45
	First Quarter	$1.60	$1.01

As of April 11, 2008, there were 53,106,537 shares of common stock outstanding.

As of April 11, 2008 there were approximately 3,228 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name. Royal Pacific Resources, Inc., which is the predecessor of Great American Family Parks, Inc., had in excess of 3,000 shareholders when it acquired the assets of Great Western Parks LLC. in December of 2003 pursuant to a Share Exchange Agreement that resulted in our current management gaining control of Royal Pacific Resources and changing the name to Great American Family Parks, Inc.

As of April 11, 2008, there were approximately 14,300,000 warrants to purchase our common stock outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements for the year ended December 31, 2007 provided in this annual report on Form 10-KSB. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

(2) Wild Animal Safari, Inc., a Georgia corporation that operates and owns the Wild Animal Safari theme park in Pine Mountain, Georgia.

(3)  Park Staffing Services LLC., a California corporation that owns and operates a staffing business in Bakersfield, California.

(4) Wild Animal, Inc., a Missouri corporation that operates and owns the Animal Paradise Family Fun Park in Strafford, Missouri.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

Revenues

Revenues decreased $4,422,246 to $4,907,037 for the year ended December 31, 2007, as compared to revenues of $9,329,284 for the year ended December 31, 2006. The decrease in revenues was attributable to the loss of the revenues from the convenience store.

Cost of revenues decreased $4,871,381 to $2,227,420 for the year ended December 31, 2007, as compared to cost of revenues of $7,098,801 for the year ended December 31, 2006. The change in revenues was the decrease from the convience store, increase admissions of the park and the receipts from the staffing operation.

Gross margins increased $449,135 to $2,679,617 for the year ended December 31, 2007, as compared to $2,230,482 for the year ended December 31, 2006. The change in gross margins is attributable to profitability of the park and improved margins and the lack of the poor margins from the convenience store.

Expenses

General, administrative and selling expenses decreased $1,071,681  to $ 2,165,844 for the year ended December 31, 2007, as compared to 3,237,525 for the year ended December 31, 2006.  The decrease in general administrative and selling expenses was because of no repeat of the one time bonus to corporate officers and key employees and efficiencies in controlling costs.

Depreciation and Amortization

Our depreciation and amortization expense decreased $85,845 to $181,421 for the year ended December 31, 2007, as compared to $267,266 for the year ended December 31, 2006.

Net Income/Loss

We posted a net profit of $300,597 for the year ended December 31, 2007. The net profit represents a decrease of $131,002 as compared to a net profit of $431,599 for the year ended December 31, 2006. The decrease in net income from operations is attributable to the l sale of the convenience operation and the one time costs outlined above, and improved profits from operations.

Liquidity and Capital Resources

Our total current assets at December 31, 2007 were $1,969,507, including $554,212 in cash, as compared with $1,482,967 in total current assets at December 31, 2006, which included cash of $1,335,143.  Additionally, we had shareholder equity in the amount of $4,297,163 at December 31, 2007, as compared to shareholder equity of $3,996,566 at December 31, 2006.  This change was a result of $300,597.

Our cash on hand decreased $780,931 to $554,212 as of December 31, 2007, as compared to cash on hand of in the amount of $1,335,143 for the year ended December 31, 2006. During 2007, we acquired the staffing agency. We will require additional debt and/or equity funding in order to pursue our strategy of acquiring additional theme parks, which is our intended business plan. However, we will be able to support our operations over the next 12 months from our revenues even if the funding necessary to complete further potential acquisitions does not materialize.

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

An infinite number of variables can be posited that could have an effect on valuation of assets and liabilities.  For example, it is assumed that:

•

Revenue and profit growth at Wild Animal Safari and Park Staffing Services subsidiaries will continue;

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

F-2 F-3 F-4 F-5 F-6 F-7

MADSEN & ASSOCIATES, CPA’s Inc.	684 East Vine St, Suite 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors

Great American Family Parks and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Great American Family Parks and Subsidiaries at December 31, 2007 and the consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Great American Family Parks and Subsidiaries at December 31, 2007 and the consolidated statements of operations, and cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United states of America.

/s/ Madsen & Associates, CPA’s Inc.

Salt Lake City, Utah

April 11, 2008

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007

ASSETS
CURRENT ASSETS
Cash	$554,212
Accounts receivable - trade	1,162,340
Inventory	92,462
Advances	1,641
Prepaid expenses	3,308
Prepaid insurance	155,544
Total Current Assets	1,969,507

PROPERTY AND EQUIPMENT, net of depreciation	$4,834,874

OTHER ASSETS
Goodwill	$1,062,500
Covenant not to compete, net of amortization	49,167
Franchise and loan fees, net of amortization	22,067
Note receivable, Idaho Chevron	300,000
Note receivable, Treasure Bay, affiliate	90,600
Deposits	68,327
Total Other Assets	1,592,661

TOTAL ASSETS	$8,397,042

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$46,455
Accrued expenses	1,104,375
Current maturities of long term debt	246,366
Total Current Liabilities	1,397,196

LONG-TERM DEBT
Long-term obligations	$2,702,683

EQUITY
Common stock
300,000,000 shares authorized, at $.001 par value;
51,886,537 shares issued and outstanding	$51,886
Capital in excess of par value	4,443,510
Retained earnings (deficit)	(198,233)
Total equity	4,297,163

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$8,397,042

The accompanying notes are an integral part of these financial statements.

 GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

For the Twelve Months Ended December 31, 2007 and 2006

	Dec 31, 2007	Dec 31, 2006

SALES	$4,907,037	$9,329,283

COST OF SALES	2,227,420	7,098,801

Gross profit	2,679,617	2,230,482

OPERATING EXPENSES
Administrative	2,165,844	3,237,525
Depreciation and amortization	181,421	267,266
Total operating expenses	2,347,265	3,504,791

NET PROFIT (LOSS) FROM
OPERATIONS	332,352	(1,274,309)

OTHER INCOME & EXPENSES

Sales of assets-net	(15,654)	1,939,484
Other Income	175,649	24,767
Other Expense	(1,231)	-
Interest Expense	(190,519)	(267,343)

NET PROFITS (LOSS)	$300,597	$422,599

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Year Ended December 31, 2007 and 2006

	Common Stock		Capital in Excess of Par Value	Accumulated Earnings
	Shares	Amount

Balance December 31, 2005	44,946,537	$44,946	$3,384,650	$(921,429)

Issuance of common stock for services
at $.15	6,940,000	6,940	1,058,860	-

Net operating profit for the year
Ended December 31, 2006	-	-	-	422,599

Balance December 31, 2006	51,886,537	$51,886	$4,443,510	$(498,830)

Net operating profit incurred by Great
American Family Parks, Inc for
Period ended December 31, 2007	-	-	-	300,597

Balance December 31, 2007	51,866,537	$51,886	$4,443,510	$(198,233)

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2007 and 2006

	Dec 30, 2007	Dec 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit	$300,597	$422,599

Adjustments to reconcile net profit/loss to
Net cash provided by operating activities
Depreciation & Amortization	181,421	267,266
Issuance of capital for expenses	-	1,065,800
Changes in
Inter company advances		(38,403)
Accounts receivable	(1,140,869)	(182)
Inventory	(34,023)	55,334
Prepaid expenses, advances & deposits	(160,906)	(44,515)
Accounts payable	1,022,769	(333,399)
Net change from operations	168,989	1,394,500
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in notes receivable	(90,600)	(300,000)
Increase in intangible assets	(1,062,500)	-
Sale of land, building and equipment	-	964,284
Purchase of property and equipment	(353,799)	(118,643)
Net change from investing	(1,506,899)	545,641
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in capital	-
Payments on notes payable and capital lease obligations	562,500	(777,072)
Proceeds from and payments on loans – related parties	51,253	161,354
Payments on and proceeds from mortgage payable	(56,774)	(52,493)
Net change from financing	556,979	(668,211)

Net change in cash	(780,931)	1,271,930
Cash at beginning of period	1,335,143	63,213

Cash at end of period	$554,212	$1,335,143

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION

Interest expense	$190,519	$267,343
Issuance of common stock for services & expenses	$-	$1,065,800

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

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

On September 30, 2007, the Company acquired assets from TempServe LLC outlined in note 8.

2.

  SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition:  The major source of income is received in the form of services provided from staffing services and a theme park cash admissions. Park Staffing recognizes income as earned and theme park revenue is recognized upon receipt of the cash from admission fees.

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2007

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

CCC was a limited liability company with all tax attributes passing through to its members.  Before the acquisition date of December 23, 2003, the income of CCC passed through to the former members.  Accordingly, there is no provision for income taxes in the accompanying financial statements associated with the income of CCC prior to acquisition.  After acquisition by GAFP the income or loss of CCC passes through to GAFP, the sole member of CCC.  On December 31, 2007 the Company and its subsidiaries had a net operating loss available for carry forward of $176,809.  The tax benefit of approximately $135,000 from the loss carry forward has been fully offset by a valuation reserve because the use of future benefit is doubtful since the Company is unable to project a reliable future net income.  The loss carry-forward expires beginning in the year 2024.

Principles of Consolidation:  The accompanying consolidation financial statements include the accounts of GAFP (parent), and its subsidiaries (Wild Animal Safari, Inc and Park Servicing LLC.).  Revenue and expenses of GAFP are included for the period subsequent to December 23, 2003 and includes the accounts of Park Staffing, LLC and Wild Animal Safari, Inc. from their inceptions.  All material inter-company accounts and transactions have been eliminated.

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

Land	$1,762,005
Building and improvements	2,738,152
Equipment	277,548
Animals	474,501
Less accumulated depreciation	(417,332)
Net	$4,834,874

GREAT AMERICAN FAMILY PARKS, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2007

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Inventory:  Inventory consists of park supplies, and is stated at the lower of cost or market.  Cost is determined on the first-in, first-out method.

Goodwill:  Goodwill is recorded at purchase price and is not amortized but reviewed every year for impairment. See note 7.

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

Stock Based Compensation:  Prior to October 1, 2006 the company accounted for stock based compensation under recognition and measurement principles of SFAS No. 123 and as permitted under APB Opinion No. 25, and related interpretations.  Effective October 1, 2005 the company adopted FAS 123R using the modified prospective method recognizing compensation costs on a straight-line basis over the requisite service period of the award.  SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognizes for options exercised be classified as cash inflows from financing activities and cash outflows from operating activities.  The company also applies SFAS No. 123R and EITF No. 96-18 stock based compensation to non-employees. No activity has occurred.

Reclassification:  Certain reclassifications were made to the 2005 financial statements to conform to the 2007 financial statements.

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

December 31, 2007

3.

  MORTGAGE PAYABLE – THEME PARK (continued)

On November 17, 2005 Wild Animal Safari, Inc. (subsidiary) completed the refinancing of the debt incurred on June 13, 2005, above, in the acquisition of the Wild Animal Safari theme park from Ron Snider & Associates, Inc. and related entities.  This refinancing was obtained from Commercial Bank & Trust Company in LaGrange, Georgia.  As a result of this refinancing, Ron Snider & Associates, Inc. and its affiliated entities were paid in full and the liens which were held by those entities against the Wild Animal Safari theme park assets were released.  In place of the original seven year financing, which was provided by the Snider entities, there is now a loan due by Wild Animal Safari, Inc. to Commercial Bank & Trust.

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

At December 31, 2007, the scheduled future principal maturities for the note are as follows:

Year Ending
December 31	Amount
2008	64,190
2009	69,345
2010	74,530
2011 thereafter	1,975,840

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

GREAT AMERICAN FAMILY PARKS, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2007

4.     CAPITAL STOCK (continued)

During 2005 the Company issued 624,000 common shares for service and expenses at $.30 per share and during 2006 6,940,000 common shares for services at $.15 per share.

5.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-director’s and their controlled entities have acquired 29% of the outstanding common stock of the Company, and during 2006 salaries were $314,300.  For the year ended December 31, 2007 the Company paid $307,154 in salaries.

On December 31, 2007 the Company had a no interest demand loan due from an affiliate of $90,600, and no interest demand loans due from related parties of $125,000.  All are scheduled for payoff in 2008.

The affiliation resulted by common officers of the affiliates and the Company.

Employment Agreements:  On February 1, 2005, the Company entered into separate employment agreements with four officers which provides for base annual salaries of aggregate payments of $220,000, as compensation for the part-time employment of the officers until a second theme park is acquired.  Each agreement has a base term of three years effective February 1, 2005 and provides for base annual salaries of $120,000 to Larry Eastland, the president and CEO, $40,000 to Dale Van Voorhis, the CFO and $60,000 to James Meikle, president of the theme park.  The agreements are renewable for and additional period of two years, unless notice is given to the contrary.  Upon the acquisition of a second theme park, the salaries increate to aggregate payments of $330,000 and provides for base annual salaries of respectively $170,000, $60,000, and $100,000.  With the acquisition of additional theme parks, salaries will be reviewed with consideration given to resulting increased work and responsibility.  Health insurance is provided in the form of Blue Cross Plan for two officers and their families.

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

GREAT AMERICAN FAMILY PARKS, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2007

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

7.

  PURCHASE OF TEMPSERVE ASSETS, NOW RENAMED PARK STAFFING SERVICES, LLC

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

The consideration for the assets acquired by the Company was an aggregate of $1,285,183, consisting of $522,683 in cash, and a promissory note in the principal amount of $762,500 shall be paid out of the cash flow of Park Staffing Services in 36 equal monthly installments, in the amount of $17,292.41 each, commencing on January 1, 2008, and continuing through December 1, 2010.

The purchase price was allocated as follows:

Cash	$25,000
Prepaid deposit and insurance	97,683
Furniture and fixtures	50,000
Goodwill and intangibles	1,062,500
Covenant not to compete	50,000
$1,285,183

GREAT AMERICAN FAMILY PARKS, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2007

7.     PURCHASE OF TEMPSERVE, NOW RENAMED PARK STAFFING SERVICES, LLC (continued)

The scheduled future principal maturities for the note are as follows:

Year Ending
December 31	Amount
2008	334,358
2009	224,053
2010	204,089

8.

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

	Years Ended

	2007	2006
Numerator
Net profit (loss)	$300,597	$422,599

Denominator
Weighted average number of common
Shares outstanding (stated in 1,000’s)
Basic	51,886	48,386
Warrants	13,187	13,187
Diluted	65,053	61,573

Net profit per common share
Basic	$.01	$.01
Diluted	$.01	$.01

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/S

ITEM 8A. CONTROLS AND PROCEDURES

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Our executive officers and directors are as follows:

Name	Age	Position
Larry L. Eastland	65	CEO and Chairman of the Board of Directors
Richard W. Jackson	64	Chief Financial Officer, Director
Dale Van Voorhis	66	President and Chief Operating Officer
Jane Klosterman	49	Director
Tristan R. Pico	61	Director
Christopher Eastland	35	Director
Jim Meikle	67	Director
Jeff Lococo	52	Director
Stan Harper	69	Director

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

Richard W. Jackson, CPA

Richard W. Jackson has been the Chief Financial Officer and a Director of Great American Family Parks since March 2006. Mr. Jackson has forty years of experience in public accounting, including extensive experience in representing clients in tax matter negotiations with the Internal Revenue Service and State Tax Commission. Since November 2004, Mr. Jackson has been a partner of Jackson Coles, PLLC. From January 2002 until November 2004, Mr. Jackson was a partner of Stanton, Jackson & Company. From January 1996 until December 2001, Mr. Jackson was a partner of Presnell Gage. Since 1976, he has taught accounting and other courses for the American Institute of Banking and Idaho Bankers Association. In addition, he authored a course for the American Institute of Certified Public Accountants. Mr. Jackson graduated from the University of Idaho, holding a Bachelor of Science Degree in Business with an accounting major.

Dale Van Voorhis

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

Christopher Eastland is the son of Larry Eastland, the Company’s Chairman, President and Chief Executive Officer.

Jim Miekle

Jim Meikle has been a Director of Great American Family Parks, Inc. since May 2006. He also is President of Wild Animal Safari, Inc., and Wild Animal, Inc,  - wholly owned subsidiaries of Great American Family Parks.  Since 1994, Jim Meikle has served as Vice President of Amusement Business Consultants, Inc., an entertainment industry consulting company based in Ohio. Since 1994, Mr. Meikle has also been the owner of Turk-Meikle Construction, Inc., a general contracting business in Ohio.

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

Stan Harper

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

During the year ended December 31, 2007, our officers, directors, and persons who beneficially own more than 10% of our common stock were not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2007 and 2006 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2007 whose total compensation exceeded $100,000.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Larry Eastland	2007	$120,000	--	--	--	--	--	--	--
President and Chief Executive	2006	$120,000	--	$804,000 (1)	--	--	--	--	--
Officer (1)	2005	$60,000	--	--	--	--	--	--	--

(1) Represents 5,025,000 shares of common stock valued at $0.16 per share.

OUTSTANDING EQUITY AWARDS

There were no outstanding equity awards requiring tabular disclosure under this item at December 31, 2006.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2007.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)		($)	($)
		0
Larry Eastland	--	0	--	--	--	--	--
Richard Jackson (1)	--	2000	--	--	--	--	--
Jane Klosterman	--	2000	--	--	--	--	--
Dale Van Voorhis (2)	--	0	--	--	--	--	--
Tristan Pico (1)	--	2000	--	--	--	--	--
Christopher Eastland (3)	--	2000	--	--	--	--	--
James Miekle (3)	--	2000	--	--	--	--	--
Jeff Lococo (3)	--	2000	--	--	--	--	--

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

Employment Agreements

On February 1, 2005, we entered into separate employment agreements with Larry Eastland, our President and CEO; with Dale Van Voorhis, who was our CFO at that time and who currently serves as the president of GFAM; with James Meikle, the President of our Wild Animal Safari, Inc. subsidiary; and with Jack Klosterman, our Corporate Secretary and Treasurer.  These agreements provided for base annual salaries of $120,000; $40,000; $60,000; and $40,000 respectively, as compensation for the part-time employment of the aforementioned officers until a second theme park was acquired.  Further, each agreement has a base term of three (3) years effective retroactively as of February 1, 2005.  The agreements were thereafter renewable for additional periods of two (2) years, unless we give notice to the contrary. Upon our acquisition of a second theme park, said salaries will increase, respectively, to the following amounts: $170,000; $60,000; $100,000; $60,000.  Upon the acquisition of additional theme parks, salaries will be reviewed with consideration given to resulting increased work and responsibility.  Mr. Klosterman’s employment agreement was mutually terminated on June 12, 2006, and he was paid 250,000 shares of common stock as compensation.

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

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of April 11, 2008. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. Unless otherwise indicated, the address of each beneficial owner is  care of Great American Family Parks, Inc., 3420 Ocean Park Boulevard, Suite 3000, Santa Monica, CA 90405, unless otherwise set forth below that person's name.

Name of Beneficial Owner	Title of Class	Number of Shares Owned (1)	Percent (2)
EDLA FLP	Common Stock	10,020,000 (3)	18.9%
Larry L. Eastland	Common Stock	10,025,000 (4)	18.9
Richard Jackson JACKSON COLES, PLLC Certified Public Accountants 960 Broadway, Suite 415 Boise, ID 83706	Common Stock	75,000	*
Jane Klosterman	Common Stock	3,175,000	5.9%
Jeffrey Lococo	Common Stock	25,000	*
Christopher L. Eastland	Common Stock	225,000	*
James Meikle	Common Stock	1,800,000	3.4%
Tristan Pico	Common Stock	25,000	*
Jay Pitlake 1878 Edward Lane Merrick, NY 11566	Common Stock	3,475,000	6.5%
All Officers and Directors as a Group (8)		14,975,000	29%
Dale Van Voorhis * Less than 1%	Common stock	1,750,000	3.3%

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

(2) Based upon 53,106,537 shares of common stock issued and outstanding as of April 11, 2008 except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with Great American Family Parks or in any presently proposed transaction that has or will materially affect Great American Family Parks:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•

Any of our promoters;

•

Any relative or spouse of any of the foregoing persons who has the same house as such person.

Since January 1, 2005, Larry Eastland, the Company’s Chairman and Chief Executive Officer, has loaned approximately $250,000 to the Company.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of April 15, 2008 by the undersigned, thereunto duly authorized.

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

SIGNATURE	TITLE	DATE

By: /s/ Larry L. Eastland	Chief Executive Officer and Chairman of the Board of	April 15, 2008
Larry L. Eastland	Directors (Principal Executive Officer)

By:/s/ Richard W. Jackson	Chief Financial Officer and Director
Richard W. Jackson	(Principal Financial and Accounting Officer)	April 15, 2008

By: /s/ Dale Van Voorhis
Dale Van Voorhis	President and Chief Operating Officer	April 15, 2008

By:
Jane Klosterman	Director

By:
Christopher Eastland	Director

By: /s/ Tristan R. Pico
Tristan R. Pico	Director	April 15, 2008

By:/s/ Jeffrey Lococo
Jeffrey Lococo	Director	April 15, 2008

By /s/ James Miekle
James Miekle	Director	April 15, 2008

By /s/ Stan Harper
Stan Harper	Director	April 15, 2008