Form 10-Q
period 2008-03-31
GREAT AMERICAN FAMILY PARKS INC
filed 2008-05-15
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 000-51254

Great American Family Parks, Inc.

(Exact Name of small business issuer as specified in its charter)

Nevada	91-0626756
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3420 Ocean Park Boulevard, Suite 3000

Santa Monica, CA 90405

(Address of principal executive offices) (Zip Code)

Issuer's telephone Number: (310) 450-9100

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of May 15, 2008, the issuer had 52,106,537 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2008 and December 31, 2007

	Mar 31, 2008	Dec 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$485,475	$554,212
Accounts receivable - trade	1,218,854	1,162,340
Inventory	102,462	92,462
Advances	535	1,641
Prepaid expenses	13,358	3,308
Prepaid insurance	124,105	155,544
Tennant Improvements	158	-
Total Current Assets	1,944,947	1,969,507

PROPERTY AND EQUIPMENT, net of depreciation	7,000,876	4,834,874

OTHER ASSETS
Goodwill	1,062,500	1,062,500
Covenant not to compete, net of amortization	48,334	49,167
Franchise and loan fees, net of amortization	26,226	22,067
Note receivable, Idaho Chevron	300,000	300,000
Note receivable, Treasure Bay, affiliate	90,600	90,600
Deposits	56,791	68,327
Total Other Assets	1,584,451	1,592,661

TOTAL ASSETS	$10,530,274	$8,397,042

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,794	$46,455
Accrued expenses	1,229,051	1,104,375
Current maturities of long term debt	528,681	246,366
Total Current Liabilities	1,768,526	1,397,196

LONG-TERM DEBT
Long-term obligations	4,627,737	2,702,683

EQUITY
Common stock
300,000,000 shares authorized, at $.001 par value;
52,106,537 shares issued and outstanding	52,106	51,886
Capital in excess of par value	4,460,890	4,443,510
Retained earnings (deficit)	(378,985)	(198,233)
Total equity	4,134,011	4,297,163

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$10,530,274	$8,397,042

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2008 and 2007

	Mar 31, 2008	Mar 31, 2007
	(Unaudited)	(Unaudited)
SALES	$2,784,431	$537,928

COST OF SALES	2,004,280	242,589

Gross profit	780,151	295,339

OPERATING EXPENSES
Administrative	828,425	339,872
Depreciation and amortization	55,889	41,740
Total operating expenses	884,314	381,612

NET PROFIT (LOSS) FROM
OPERATIONS	(104,163)	(86,273)

OTHER INCOME & EXPENSES

Sales of assets-net	3,047	-
Other Income	2,174	128,075
Other Expense	(18,605)	-
Interest Income	1,456	10,732
Interest Expense	(64,661)	(47,055)

NET PROFITS (LOSS)	$(180,752)	$5,479

NET LOSS PER COMMON SHARE

Basic and diluted

AVERAGE OUTSTANDING SHARES – (stated in 1,000’s)

Basic	52,106	51,887
Diluted	65,293	65,074

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Quarter Ended March 31, 2008 and 2007

	Mar 31, 2008	Mar 31, 2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit	$(180,752)	$5,479

Adjustments to reconcile net profit/loss to
Net cash provided by operating activities
Depreciation & Amortization	55,889	41,740
Issuance of capital for expenses	-	-
Changes in
Inventory	(10,000)	-
Accounts receivable	(56,514)	(141,723)
Prepaid expenses, advances & deposits	33,873	33,799
Accounts payable	371,330	(148,617)
Net change from operations	213,826	(209,322)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in intangible assets	(6,200)	-
Sale of land, building and equipment	3,047	-
Purchase of land, property and equipment	(2,222,064)	(34,704)
Net change from investing	(2,225,217)	(34,704)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in capital	17,600	-
Payments on and proceeds from long-term debt	1,925,054	(14,372)
Net change from financing	1,942,654	(14,372)

Net change in cash	(68,737)	(258,398)
Cash at beginning of period	554,212	1,335,143

Cash at end of period	$485,475	$1,076,745

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION

Interest expense	$190,519	$47,055

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

March 31, 2008

1.

ORGANIZATION

Great American Family Parks, Inc. (GAFP) (formerly Royal Pacific Resources, Inc) is a Nevada corporation formed during 2002 for the purpose of merging with Painted Deseret Uranium and Oil Company, Inc., a Washington corporation, incorporated in 1954, with the merger being completed on July 25, 2002.

On June 13, 2005, the Company acquired the theme park outlined in note 3.

On September 30, 2007, the Company acquired assets from TempServe LLC outlined in note 6.

On March 5, 2008, the Company acquired the theme park outlined in note 7.

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

Revenue Recognition: The major source of income is received in the form of services provided from staffing services and theme park cash admissions. Park Staffing recognizes income as earned and theme park revenues are recognized upon receipt of the cash from admission fees.

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

Principles of Consolidation: The accompanying consolidation financial statements include the accounts of GAFP (parent), and its subsidiaries (Wild Animal Safari, Inc, Wild Animal, Inc, and Park Servicing LLC.). Revenue and expenses of GAFP are included for the period subsequent to December 23, 2003 and includes the accounts of Park Staffing, LLC and Wild Animal Safari, Inc. from their inceptions. All material inter-company accounts and transactions have been eliminated.

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks except for the accounts receivable and a note receivable, however, the Company considers the accounts to be fully collectible.

GREAT AMERICAN FAMILY PARKS, INC and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2008

2.

SIGNIFICANT ACCOUNTING POLICIES - continued

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

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the accelerated methods over the estimated useful lives of the assets, which range from five to thirty nine years. A summary is included below.

Land	$2,506,614
Building and improvements	3,972,743
Equipment	423,590
Animals	568,276
Less accumulated depreciation	(470,347)
Net	$7,000,876

Inventory: Inventory consists of park supplies, and is stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

Goodwill: Goodwill is recorded at purchase price and is not amortized but reviewed every year for impairment. See note 6.

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

GREAT AMERICAN FAMILY PARKS, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2008

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Other Recent Accounting Pronouncements: The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.

LONG-TERM DEBT

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

The new loan will be repaid in monthly installments based on a twenty year amortization schedule. The interest rate on the new loan is 7.75% for the first five years. The interest rate will be renegotiated at the end of the initial five years of the payment term on November 17, 2010, but as part of the refinancing the bank has agreed to extend the payment term for an additional fifteen years after November 17, 2010, subject to no default. The new loan is secured by a first priority security agreement and a first priority security deed on the Wild Animal Safari theme park assets. The old loan had a monthly payment of $30,767 and the new loan a monthly payment of $18,883.

In addition, on November 17, 2005, Wild Animal Safari, Inc. (subsidiary) obtained a line of credit loan from Commercial Bank & Trust Company of Troup County for working capital purposes in the principal amount of $200,000. This line of credit loan is renewable annually, subject to the satisfactory performance by Wild Animal Safari theme park assets.

GREAT AMERICAN FAMILY PARKS, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2008

3.

LONG-TERM DEBT (continued)

On September 30, 2007, Park Staffing Services, LLC (Subsidiary) issued a note payable to Computer Contract Services, Inc. in the amount of $562,500 for debt incurred in the purchase of the Park Staffing Services temp agency. The note required interest at a rate of 6%, and 36 monthly payments of $17,290 beginning January 1, 2008.

On September 30, 2007 Park Staffing Services, LLC (Subsidiary) also issued a note payable to EDLA, LLC in the amount of $200,000 for the remainder of the debt incurred in the purchase of the Park Staffing Services temp agency. The note required interest at a rate of 6%, and 12 monthly payments of $17,643 beginning March 31, 2008.

On March 5, 2008 Wild Animal, Inc (Subsidiary) issued a note payable to Oak Oak, Inc. in the amount of $1,750,000 for debt incurred in the purchase of the Wild Animal theme park. The note required interest at a rate of 8%, and 360 monthly payments of 12,841.

In addition, on March 5, 2008 Wild Animal, Inc (Subsidiary) obtained a loan from Commercial Bank & Trust in the amount of $500,000 to improve and upgrade facilities of the Wild Animal theme park. The note required interest at a rate of 7% and 60 monthly payments of $9,894.

At December 31, 2007, the scheduled future principal maturities for the note are as follows:

Year Ending
December 31	Amount
2008	534,692
2009	369,802
2010	346,159
2011 thereafter	3,899,233

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

GREAT AMERICAN FAMILY PARKS, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2008

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

Employment Agreements: On February 1, 2005, the Company entered into separate employment agreements with four officers which provides for base annual salaries of aggregate payments of $220,000, as compensation for the part-time employment of the officers until a second theme park is acquired. Each agreement has a base term of three years effective February 1, 2005 and provides for base annual salaries of $120,000 to Larry Eastland, the president and CEO, $40,000 to Dale Van Voorhis, the CFO and $60,000 to James Meikle, president of the theme park. The agreements are renewable for and additional period of two years, unless notice is given to the contrary. Upon the acquisition of a second theme park, the salaries increate to aggregate payments of $330,000 and provides for base annual salaries of respectively $170,000, $60,000, and $100,000. With the acquisition of additional theme parks, salaries will be reviewed with consideration given to resulting increased work and responsibility. Health insurance is provided in the form of Blue Cross Plan for two officers and their families. The contracts are currently being negotiated and updated.

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

6.

ACQUISITION OF TEMPSERVE ASSETS, NOW RENAMED PARK STAFFING SERVICES, LLC

On September 30, 2007, the Company entered into an Asset Purchase Agreement with Computer Contact Service, Inc. (“CCS”), Stanley Harper and Troy Davis to acquire substantially all of the assets of tempSERV (now renamed Park Staffing Services, LLC) (“Park Staffing Services”), a division of CCS.

GREAT AMERICAN FAMILY PARKS, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2008

6.

ACQUISITION OF TEMPSERVE ASSETS, NOW RENAMED PARK STAFFING SERVICES, LLC (continued)

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

The purchase price was allocated as follows:

Cash	$25,000
Prepaid deposit and insurance	97,683
Furniture and fixtures	50,000
Goodwill and intangibles	1,062,500
Covenant not to compete	50,000
Total assets acquired	1,285,183
Note payable-Computer Contract Service Inc	(562,500)
Note payable-EDLA LLC	(200,000)
Total liabilities assumed	(762,500)
Net assets acquired	$522,683

The scheduled future principal maturities for the note are as follows:

Year Ending
March 31,	Amount
2009	369,064
2010	191,879
2011	155,038

GREAT AMERICAN FAMILY PARKS, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2008

7.

ACQUISITION OF ANIMAL PARADISE, NOW RENAMED WILD ANIMAL, INC.

On March 5, 2008 the Company entered into an Asset Purchase Agreement with Anthony and Lisa Oddo to acquire substantially all the assets of Animal Paradise, LLC (now renamed Wild Animal, Inc.).

Wild Animal, Inc., located in Strafford, Missouri near Springfield, is a ride-through wild animal park similar to the previously acquired Wild Animal Safari theme park.

The acquisition was completed on March 5, 2008. Assets acquired by the Company pursuant to the Agreement include: certain fixed assets, land, land improvements, buildings and structures, equipment, fixtures, inventory, and animals located at Animal Paradise’s park in Strafford, Missouri.

The consideration for the assets acquired by the Company was an aggregate of $2,640,000, consisting of $300,000 cash, accounts payable of $90,000, a promissory note in the principal amount of $1,750,000, and a line of credit of $500,000. The notes are being amortized as per the terms.

The purchase price was allocated as follows:

Cash	$256,286
Prepaid deposit and insurance	22,274
Inventory	10,000
Depreciable assets	2,116,701
Acquisition costs	15,083
Finance costs	6,200
Inter-company receivables	213,456
Total assets acquired	2,640,000
Accounts Payable	(90,000)
Line of credit-CB&T	(500,000)
Note payable-Oak Oak, Inc	(1,750,000)
Total liabilities assumed	(2,340,000)
Net assets acquired	$300,000

The scheduled future principal maturities for the note are as follows:

Year Ending
March 31,	Amount
2009	101,438
2010	108,578
2011	116,591
2012 thereafter	1,923,393

SUPPLEMENTAL INFORMATION

GREAT AMERICAN FAMILY PARKS, INC AND SUBSIDIARIES

INCOME STATEMENT BY ENTITY

For years ended December 31, 2006, 2007, and quarter ended March 31, 2008

2006

	Crossroads	Wild	Great American
	Convenience	Animal	Family Parks
	Center	Safari, Inc	Inc.

SALES	$7,097,856	$2,231,427	$-

COST OF SALES	6,530,113	187,377	-
Gross profit	567,743	2,044,049	-

OPERATING EXPENSES
Administrative	467,519	1,343,459	1,767,429
Depreciation and amortization	97,497	163,828	5,941
Total operating expenses	565,016	1,507,287	1,773,370

NET PROFIT (LOSS) FROM
OPERATIONS	2,727	536,762	(1,773,370)

OTHER INCOME & EXPENSES
Sales of assets-net	1,986,067	7,294	-
Other Income	13,172	16,991	-
Other Expense	-	-	(60)
Interest Income	-	589	-
Interest Expense	(71,557)	(184,278)	(11,508)

NET PROFITS (LOSS)	$1,917,237	$377,358	$(1,784,938)

GREAT AMERICAN FAMILY PARKS, INC AND SUBSIDIARIES

INCOME STATEMENT BY ENTITY

For years ended December 31, 2006, 2007, and quarter ended March 31, 2008

2007

	Park Staffing	Wild	Great American
	Services	Animal	Family Parks
	LLC	Safari, Inc	Inc.

SALES	$2,310,486	$2,596,031	$519

COST OF SALES	1,876,145	351,275	-
Gross profit	434,341	2,244,756	519

OPERATING EXPENSES
Administrative	290,794	1,331,088	543,962
Depreciation and amortization	4,403	170,976	6,042
Total operating expenses	295,197	1,502,064	550,004

NET PROFIT (LOSS) FROM
OPERATIONS	139,144	742,692	(549,485)

OTHER INCOME & EXPENSES
Sales of assets-net	-	7,600	(23,254)
Other Income	-	18,825	125,080
Inter-company Management Fees	-	(360,000)	360,000
Other Expense	-	(1,231)	-
Interest Income	-	688	31,056
Interest Expense	(11,523)	(178,901)	(94)

NET PROFITS (LOSS)	$127,621	$229,673	$(56,697)

GREAT AMERICAN FAMILY PARKS, INC AND SUBSIDIARIES

INCOME STATEMENT BY ENTITY

For years ended December 31, 2006, 2007, and quarter ended March 31, 2008

2008

	Park Staffing	Wild	Wild	Great American
	Services	Animal	Animal	Family Parks
	LLC	Safari, Inc.	Inc.	Inc.

SALES	$2,432,070	$334,455	$17,907	$-

COST OF SALES	1,934, 496	64,127	5,658	-
Gross profit	497,574	270,328	12,249	-

OPERATING EXPENSES
Administrative	284,529	332,276	34,473	161,596
Depreciation and amortization	7,721	41,538	5,151	1.479
Total operating expenses	292,250	373,814	39,624	163,075

NET PROFIT (LOSS) FROM
OPERATIONS	205,324	(103,486)	(27,375)	(163,075)

OTHER INCOME & EXPENSES
Sales of assets-net	-	3,047	-	-
Other Income	-	2,174	-	-
Inter-company Management Fees	(30,000)	(68,148)	-	98,148
Other Expense	(4,620)	(13,985)	(2,150)	-
Interest Income	-	-	-	1,456
Interest Expense	(20,212)	(44,449)	-	-

NET PROFITS (LOSS)	$150,492	$(224,847)	$(29,525)	$(63,471)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-KSB for the fiscal year ended December 31, 2007. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

(4) Wild Animal, Inc., a Missouri corporation that operates and owns the Animal Paradise Family Fun Park in Strafford, Missouri.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues for the three months ended March 31, 2008 were $2,784,431 compared to $537,928 for the three months ended March 31, 2007. This represents a increase of $2,246,503, or 418% comparing the two periods. The increase in revenue for the three months ended March 31, 2008 is primarily the result the revenue from Park Staffing and Wild Animal Inc. The revenues for the amusement park were $334,455 compared to $537,928 for the three months ended March 31, 2007. This represents a decrease of $203,473 or 38% when isolating the Wild Animal Safari park.

Gross profit increased by $484,81, or 164%, to $780,151 for the three months ended March 31, 2008 compared to $295,339 for the three months ended March 31, 2007. The change in gross profit is primarily the result of profits of Park Staffing Services and Wild Animal Inc. Because of weather and economic conditions receipts at Wild Animal Safari, Inc decreased by 203,473.

For the three months ended March 31, 2008, selling, general and administrative expenses totaled $884,314. This was an increase of $502,702 or 132%. The increase in selling, general and administrative expenses is a result of the addition of Park Staffing expanded volume of operations for the amusement park and an adjustment of general expenses.

Interest expense was $64,661 and $47,055 for the three months ended March 31, 2008 and 2007, respectively. This was an increase of $17,606 or 37%. The reason for this increase is the long term debt for Park Staffing.

Our net loss was $180,752 for the three months ended March 31, 2008 compared to net profit of $5,479 for the three months ended March 31, 2007.  The decrease in profitability for the three months ended March 31, 2008 was due to decrease of other income, seasonal decrease at Wild Animal Safari and the preliminary operating costs of Wild Animal Inc , offset partially by the income of Park Staffing.

Liquidity and Capital Resources

Our total current assets at March 31, 2008 were $1,944,947 including $485,475 in cash, as compared with $1,334,431. in total current assets at March 31, 2007, which included cash of $1,076,745. Additionally, we had shareholder equity in the amount of $4,134,011 at March 31, 2008, as compared to shareholder equity of $4,002,045 at March 31, 2007, a change of $131,966.

Our cash on hand decreased $591,270 to $485,475 as of March 31, 2008, as compared to cash on hand of in the amount of $1,076,745 for the 3 months ended March 31, 2007.

Our accounts receivable at March 31, 2008 was $1,218,854, compared to $163,194 at March 31, 2007. The change in accounts receivable is primarily due to the large volume receivables of Park Staffing.

As of March 31, 2008, we had working capital of $176,421 as compared to working capital of $1,099,443 at March 31, 2007. The decrease of working capital is due to the current portion of debt from the purchase of Park Staffing, and Wild Animal Inc and operating lines for improvements to both amusement parks.

The current portion of long-term debt at March 31, 2008 was $528,681 compared to $64,190 as of March 31, 2007.

As of March 31, 2008, our total long term debt was $5,156,418 as opposed to $2,228,951 at the end of March 31, 2007. The long term debt for Crossroads Convenience Center was paid in full.

With the revenue streams from Park Staffing and the amusement parks, We believe that we have sufficient cash, and lines of credit to sustain foreseeable organic growth throughout the next fiscal year. Management intends to seek additional needed funds through financings or other avenues such as loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements for acquisitions and expansions. Any future capital raised by our company is likely to result in substantial dilution to existing stockholders.

Our principal source of income is from sales, which are expected to provide sufficient cash flow to service our current debt.

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

An infinite number of variables can be posited that could have an effect on valuation of assets and liabilities. For example, it is assumed that:

• Revenue and profit growth at Wild Animal Safari subsidiary and at Park Staffing subsidiary will continue;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Certification by Chief Executive Officer as required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Accounting Officer as required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT AMERICAN FAMILY PARKS, INC.

/s/ Larry Eastland
May 15, 2008	Larry Eastland
Chief Executive Officer