Form 10-Q
period 2008-06-30
PARKS AMERICA, INC
filed 2008-08-19
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 000-51254

Parks! America, Inc.

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

Yes ☐  No ☒

As of August 19, 2008, the issuer had 52,106,537 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

PARKS AMERICA, INC and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Six Months Ended June 30, 2008

PARKS AMERICA, INC and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

TABLE OF CONTENTS

__________

Page
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Consolidated Statements of Cash Flows	7

Notes to Condensed Consolidated Financial Statements	8

PARKS AMERICA, INC and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2008 and December 31, 2007

__________

	June 30, 2008	Dec 31, 2007
ASSETS	(UNAUDITED)
CURRENT ASSETS
Cash-unrestricted	$244,271	$554,212
Cash-restricted	38,525	-
Accounts receivable – trade	882,376	1,037,340
Accounts receivable – related parties	251,618	210,598
Inventory	102,462	92,462
Advances and prepaid expenses	42,366	4,949
Prepaid insurance	78,719	155,544
Total Current Assets	1,640,337	2,055,105

PROPERTY AND EQUIPMENT, net of depreciation	7,326,555	4,834,874

OTHER ASSETS
Goodwill	621,000	621,000
Intangibles, net of amortization	404,362	512,734
Note receivable, Idaho Chevron	300,000	300,000
Note receivable, Treasure Bay, affiliate	90,600	90,600
Deposits	49,470	68,327

TOTAL ASSETS	$10,432,324	$8,482,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$323,840	$436,428
Advances from factor	798,955	800,000
Current maturities of long term debt	482,549	392,536
Total Current Liabilities	1,605,344	1,628,964

LONG-TERM DEBT
Long-term obligations	4,541,815	2,556,513

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock;
300,000,000 shares authorized, at $.001 par value; 52,106,537
and 51,886,537 shares issued and outstanding respectively	52,106	51,886
Capital in excess of par value	4,460,890	4,443,510
Accumulated deficit	(227,831)	(198,233)
Total stockholders’ equity	4,285,165	4,297,163

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$10,432,324	$8,482,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS AMERICA, INC and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three and Six Months Ended June 30, 2008 and 2007

__________

	Three Months		Six Months
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

NET SALES
Theme park admissions	$1,205,901	$1,060,212	$1,588,129	$1,598,140
Staffing agency	2,113,135	-	4,545,205	-
Total Net Sales	3,319,036	1,060,212	6,133,334	1,598,140

COST OF SALES	1,916,948	238,743	3,921,229	481,332
Gross profit	1,402,088	821,469	2,212,105	1,116,808
OPERATING EXPENSES
Selling, general and administrative	1,034,940	511,418	1,893,230	851,290
Depreciation and amortization	124,811	45,616	180,700	87,356
Total operating expenses	1,159,751	557,034	2,073,930	938,646
INCOME FROM OPERATIONS	242,337	264,435	138,175	178,162
OTHER INCOME & EXPENSES

Sales of assets-net	19,625	-	22,672	-
Other income and expenses	1,671	24,727	(13,304)	163,534
Interest expense	(112,480)	(58,482)	(177,141)	(105,537)
NET INCOME (LOSS)	$151,153	$230,680	$(29,598)	$236,159

NET INCOME LOSS PER COMMON SHARE

Basic and diluted*	$0.00	$0.00	$0.00	$0.00

*Amounts are less than $.01 per share due to rounding

WEIGHTED OUTSTANDING SHARES – (stated in 1,000’s)

Basic	52,106	51,887	52,106	51,887
Diluted	70,293	65,074	52,106	65,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS AMERICA, INC and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Quarter Ended June 30, 2008 and 2007

__________

	Six Months
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(29,598)	$236,159
Adjustments to reconcile net income (loss) to
Net cash provided by operating activities
Depreciation & Amortization	180,700	87,356
Gain/loss on sale of assets	(22,672)	-
Share based compensation	17,600	-
Changes in
Inventory	(10,000)	-
Accounts receivable	113,444	(123,157)
Prepaid expenses, advances & deposits	39,408	25,876
Deposits	18,857	-
Accounts payable & accrued expenses	(113,633)	(204,570)
Net cash provided by operating activities	194,603	21,664
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in intangible assets	(6,200)	-
Sale of land, building and equipment	22,672	-
Purchase of land, property and equipment	(807,807)	(125,798)
Net cash used in investing activities	(791,335)	(125,798)
CASH FLOWS FROM FINANCING ACTIVITIES
Long term debt proceeds	522,000
Payments on long-term debt	(196,684)	(28,068)
Net cash provided by (used in) financing activities	325,316	(28,068)

Net change in cash	(271,416)	(132,202)
Cash at beginning of period	554,212	1,335,143
Cash at end of period	$282,796	$1,202,941

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION

Interest expense	$177,141	$105,537
Noncash investments in property and equipment
through financing arrangements	$1,750,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS AMERICA, INC and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2008

__________

1.

ORGANIZATION

Parks America, Inc (formerly Royal Pacific Resources, Inc) is a Nevada corporation formed during 2002 for the purpose of merging with Painted Deseret Uranium and Oil Company, Inc., a Washington corporation, incorporated in 1954, with the merger being completed on July 25, 2002.

We own and operate regional theme amusement and a staffing agency all within the United States. The parks are open year round but experience seasonal attendance. Results of operations for interim periods are not indicative of the results expected for a full year. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following: Local conditions, events, disturbances and terrorist activities, accidents occurring at our parks, adverse weather conditions, competition with other theme parks and other entertainment alternatives, changes in consumer spending patterns, credit market and general economic conditions; and any future legal proceedings.

On June 13, 2005, the Company acquired the theme park outlined in note 3.

On September 30, 2007, the Company acquired assets from TempServe LLC outlined in note 6.

On March 5, 2008, the Company acquired the theme park outlined in note 7.

On May 14, 2008, the Company changed its name from Great American Family Parks, Inc. to Parks! America, Inc.

2.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2007, consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB (SEC File Number 000-51254). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations for interim financial statements (Article 8 of Regulation S-X). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month and six-month periods ended June 30, 2008, are not necessarily indicative of the results for the fiscal year ending December 31, 2008.

PARKS AMERICA, INC and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

June 30, 2008

__________

2.

SIGNIFICANT ACCOUNTING POLICIES - continued

Accounting Method: The Company recognizes income and expenses based on the accrual method of accounting.

Reclassifications: Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period interim financial statements.

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

Basic and diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding in each period. Potentially dilutive shares, consisting of 18,187,200 warrants, are not included in the calculation of diluted loss per share because their effect is anti-dilutive.

Revenue Recognition: The major source of income is received in the form of services provided from staffing services and theme park cash admissions. Park Staffing service revenue is recognized as services are performed on an hourly or weekly basis, prices are fixed or determinable based on customer requisitions and collectability is reasonably assured. Theme park revenues from admission fees are recognized upon receipt of the cash at the time of our customers’ visit to the parks. No theme park ticket sales are made in advance. Short term seasonal passes are sold primarily during the summer seasons and are neglible to our results of operations.

Trade Accounts Receivable: Trade accounts receivables refer to amounts due for the performance of staffing services.

Allowance for doubtful accounts: We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay related to our staffing business. We determine the amount of the reserve by analyzing known uncollectible accounts, economic conditions and historical losses and our customers’ creditworthiness. The likelihood of a material loss from this area is minimal due to our limited exposure to credit risk. No allowance for doubtful accounts has been set up at this time based on our best estimate and good collection history.

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

PARKS AMERICA, INC AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

June 30, 2008

___________

2.

SIGNIFICANT ACCOUNTING POLICIES – continued

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks except for cash, accounts receivable and notes receivable, however, the Company considers the accounts to be fully collectible at the recorded amounts. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Principles of Consolidation: The accompanying consolidation financial statements include the accounts of Parks America, Inc. (parent), and its subsidiaries (Wild Animal Safari, Inc, Wild Animal, Inc, and Park Servicing LLC.). Results of operations and cash flows are included for the period subsequent to the acquisition dates and include the accounts of Park Staffing, LLC and Wild Animal Safari, Inc. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Advance from Factor: The Company uses a factor for cash flow and receivables administration purposes for its Park Staffing business. The factor is an entity owned by the shareholders of Computer Contract Service, Inc., an entity from which, the Company acquired the assets of TempServ (See Note 6) Under the factoring agreement, the factor purchases certain trade accounts receivable and assumes minimal credit risks with respect to such accounts for a factoring charge negotiated as a percentage of the invoice amount assigned. The Company may also obtain advances against the receivables assigned. At June 30, 2008, items subject to recourse were not significant. The Company is contingently liable to the factor for merchandise disputes, customer claims, and the like, on receivables sold to the factor. The factor holds a security interest in certain receivables. Accordingly, the Company has presented its accounts receivables related to the Park Staffing business as a current asset at net realizable value and presented its borrowings from the factors as a current liability.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the accelerated methods over the estimated useful lives of the assets, which range from five to thirty nine years. A summary is included below.

Land	$2,505,180
Building and improvements	4,248,827
Equipment	525,929
Animals	580,077
Less accumulated depreciation	(533,458)
Net	$7,326,555

Inventory: Inventory consists of park supplies, and is stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly.

PARKS AMERICA, INC AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

June 30, 2008

___________

2.

SIGNIFICANT ACCOUNTING POLICIES – continued

Goodwill: Goodwill is initially recorded as the excess of the purchase price over the fair value of the net assets acquired. Goodwill is not amortized. We are required to evaluate goodwill for impairment on at least an annual basis, or sooner if required to do so. We performed the analysis, as of December 31, 2007, and determined that our remaining goodwill was not impaired. During the six months ended June 30, 2008, management did not identify any reasons for the need to reassess any potential impairment. See note 6.

Other Intangible assets: Other intangible assets include franchising fees; loan fees, payroll software, and a covenant not to compete are reported at cost. Franchising and loan fees are amortized over a period of 60 months, payroll software over a period of 36 months, and the covenant not to compete over a period of 180 months.

Impairment of Long-Lived Assets: The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered impaired, impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value. There was no impairment of long-lived assets during the current interim periods presented.

Financial Instruments: The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short-term maturities.

Stock Based Compensation: Prior to January 1, 2006 the company accounted for stock based compensation under recognition and measurement principles of SFAS No. 123 and as permitted under APB Opinion No. 25, and related interpretations. Effective January 1, 2006 the company adopted FAS 123R using the modified prospective method recognizing compensation costs on a straight-line basis over the requisite service period of the award. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognizes for options exercised be classified as cash inflows from financing activities and cash outflows from operating activities. The company also applies SFAS No. 123R and EITF No. 96-18 stock based compensation to non-employees. No activity has occurred in relation to stock options and warrants during the interim periods ended June 30, 2008. The Company issued shares for services during the interim periods June 30, 2008 and was recorded at fair value at the date of issuance.

Other Recent Accounting Pronouncements: The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140”. Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and providing for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effective beginning the first fiscal year that begins after September 15, 2006. The adoption of this pronouncement does not have a material impact on our financial condition, results of operations, or cash flow.

PARKS AMERICA, INC AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

June 30, 2008

___________

2.

SIGNIFICANT ACCOUNTING POLICIES – continued

In June 2006, the FASB issued Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes”. This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company adopted FIN48 on January 1, 2007 and has determined that the impact of the adoption of FIN 48 is insignificant to the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact of this new pronouncement to the Company’s financial position and results of operations or cash flows.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS 158 to have a material impact on the Company’s financial position or results of operations, as the Company does not currently have any defined benefit pension or other post-retirement plans.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, “Financial Statements – Materiality”, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. The Company does not expect the application of the provisions of SAB 108 to have a material impact, if any, on the consolidated financial statements.

PARKS AMERICA, INC AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

June 30, 2008

___________

2.

SIGNIFICANT ACCOUNTING POLICIES – continued

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected by the FASB to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This statement is effective for fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this statement; however, the Company does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes the accounting for business combinations and their effects on the financial statements. SFAS No. 141(R) will be effective at the beginning of 2009. The adoption of this statement is not expected to have a material impact on our financial condition, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB No. 51. SFAS No. 160 requires entities to report non-controlling interests in subsidiaries as equity in their consolidated financial statements. SFAS No. 160 will be effective at the beginning of 2009. The adoption of this statement is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows.

3.

LONG-TERM DEBT

The Commercial Bank and Trust loan will be repaid in monthly installments based on a twenty year amortization schedule. The interest rate on the loan is 7.75% for the first five years. The interest rate will be renegotiated at the end of the initial five years of the payment term on November 17, 2010, but as part of the refinancing the bank has agreed to extend the payment term for an additional fifteen years after November 17, 2010, subject to no default. The loan is secured by a first priority security agreement and a first priority security deed on the Wild Animal Safari theme park assets. The current loan requires a monthly payment of $19,250.

In addition, on November 17, 2005, Wild Animal Safari, Inc. (subsidiary) obtained a line of credit loan from Commercial Bank & Trust Company of Troup County for working capital purposes in the principal amount of $200,000. This line of credit loan is renewable annually, subject to the satisfactory performance by Wild Animal Safari theme park assets. The outstanding balance on this line of credit was paid off in the second quarter of 2008.

PARKS AMERICA, INC AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

June 30, 2008

___________

3.

LONG-TERM DEBT (continued)

On February 27, 2008, the bank issued a note payable for $22,000 for the purchase of a vehicle with an interest rate of 7.1% per annum. The loan is being amortized over five years.

On September 30, 2007, Park Staffing Services, LLC (Subsidiary) issued a note payable to Computer Contract Services, Inc. in the amount of $562,500 for debt incurred in the purchase of the Park Staffing Services temp agency. The note required interest at a rate of 6% and 36 monthly payments of $17,290 beginning January 1, 2008 and is being paid as agreed.

On September 30, 2007 Park Staffing Services, LLC (Subsidiary) also issued a note payable to EDLA, LLC in the amount of $200,000 for the remainder of the debt incurred in the purchase of the Park Staffing Services temp agency. The note required interest at a rate of 6% and 12 monthly payments of $17,643 beginning March 31, 2008 and is being paid as agreed.

On March 5, 2008 Wild Animal, Inc (Subsidiary) issued a note payable to Oak Oak, Inc. in the amount of $1,750,000 for debt incurred in the purchase of the Wild Animal theme park. The note required interest at a rate of 8%, and 360 monthly payments of $12,841.

On March 5, 2008 Wild Animal, Inc (Subsidiary) obtained a loan from Commercial Bank & Trust in the amount of $500,000 to improve and upgrade facilities of the Wild Animal theme park. The note required interest at a rate of 7.25% and 60 monthly payments of $9,986. In addition a line of credit was extended for $250,000 until March 7, 2009 on a variable rate with the initial rate being 6%. At June 30, 2008 the line is available and had not been drawn upon.

At June 30, 2008 the scheduled future principal maturities for all notes are as follows:

Year Ending
June 30	Amount
2009	488,920
2010	375,379
2011	300,042
2012 thereafter	3,860,024

4.

STOCKHOLDERS’ EQUITY

On September 27, 2004, the Company issued 2,984,400 private placement common shares for cash, and 2,059,200 warrants under a Purchase Agreement dated June 10, 2004. Each warrant includes the right to purchase an additional common share at $0.30 per share at any time within five years.

During 2005 the Company completed an offering of 11,128,000 common shares for cash. Included as part of the sale were warrants to purchase 11,128,000 common shares at any time before June 23, 2010 at an exercise price of $0.35. As of the date of this report none of the warrants had been exercised and no value has been recognized.

PARKS AMERICA, INC AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

June 30, 2008

___________

4.

STOCKHOLDERS’ EQUITY (continued)

During 2005 the Company issued 624,000 common shares for service and expenses at $0.30 per share and during 2006, 6,940,000 common shares for services at $0.15 per share.

In the first three months of 2008, 220,000 shares of stock were issued for directors’ fees and stock bonuses to two key employees. These shares were valued based on the market price as of the date of issuance.

5.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors and their controlled entities have acquired 29% of the outstanding common stock of the Company, and during 2006 salaries were $314,300. For the year ended December 31, 2007 the Company paid $307,154 in salaries.

As of June 30, 2008, the Company had a no interest demand loan due from an affiliate of $90,600, and no interest demand loans due from related parties of $251,618. All are scheduled for payoff in 2008.

The affiliation resulted by common ownership of the affiliates by officers of the Company.

Employment Agreements: During the second quarter of 2008, the Company entered into separate employment agreements with four officers which provides for base annual salaries of aggregate payments of $415,000, as compensation for the part-time and full time employment of the officers retroactive to January 2008 or April 2008 for a five year term. Salaries will be reviewed annually, and health insurance is provided to one officer.

The president and chief executive officer of the company is granted a bonus equal to two percent (2%) of the annual gross pre-tax income determined quarterly based on the filing of the 10Q report with the SEC, subject to the provision that said annual gross pre-tax income amounts to at least the sum of Five Hundred Thousand Dollars ($500,000). Said payment shall occur within thirty (30) days following the filing of the 10Q report. Any overpayment of said bonus shall be deducted from Eastland’s salary at a rate not to exceed $10,000 per month. As of this report, no bonus has accrued or been paid.

Each of the employment agreements also provides for the payment of additional severance compensation for the term of the contract.: (i) the agreement is terminated by the Company without cause (as defined therein), or (ii) terminated by the executive due to change in control (as defined therein). These agreements also entitle the officers to participate in stock option plans to be set up. The contracts also provide for a sale/take-over termination bonuses of $1,050,000. Upon hiring additional marketing personnel, the Company may enter into additional employment agreements, which the Company anticipates may contain similar terms to existing employment agreements.

PARKS AMERICA, INC AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

June 30, 2008

___________

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

The consideration for the assets acquired by the Company was an aggregate of $1,285,183, consisting of $522,683 in cash, a warrant to purchase 5,000,000 shares of common stock at $0.05 per share, and a promissory note in the principal amount of $762,500 shall be paid out of the cash flow of Park Staffing Services in 36 equal monthly installments, in the amount of $17,292.41 each, commencing on January 1, 2008, and continuing through December 1, 2010. The warrant is exercisable for all or a portion of the shares at the option of the holder and transferable at any time of from time to time on or after the date on which the warrant is issued, provided that annual revenue generated from Park Staffing exceeds $7 million, and that each transfer of shares does not result in the annual sale of more than 25% of the aggregate number of shares issuable upon exercise of the warrants. Since this grant is contingent upon the occurrence of a future event which is not certain to occur, no amounts have been recognized in connection with this arrangement. When the earn out provision has been met, the Company will recognize the value of the consideration at that time as additional goodwill. The Company has estimated the value of the warrants to be approximately $272,528_ and was valued using the Black Scholes pricing model as calculated by Intangible Appraisers, Inc. The underlying assumptions used were: grant date fair value of $0.1050, exercise price of $0.055, risk free rate of 4.23%, volatility of 138.53% and term of 5 years.

The purchase price was allocated as follows:

Cash	$25,000
Prepaid deposit and insurance	97,683
Furniture and fixtures	50,000
Goodwill	671,000
Continuing contracts	391,000
Covenant not to compete	50,000
Total assets acquired	1,284,683
Note payable-Computer Contract Service Inc	(562,500)
Note payable-EDLA LLC	(200,000)
Total liabilities assumed	(762,500)
Net assets acquired	$522,183

PARKS AMERICA, INC AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

June 30, 2008

___________

6.

ACQUISITION OF TEMPSERVE ASSETS, NOW RENAMED PARK STAFFING SERVICES, LLC (continued)

The scheduled future principal maturities for the note are as follows:

Year Ending
June 30,	Amount
2009	321,466
2010	194,772
2011	105,246

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

The acquisition was completed on March 5, 2008. Assets acquired by the Company pursuant to the Agreement include: Only certain fixed assets, land, land improvements, buildings and structures, equipment, fixtures, and inventory located at Animal Paradise’s park in Strafford, Missouri. The animals were acquired subsequent to the purchase. Proforma results of operations have not been presented for the period of the transaction as such results were not readily available.

The consideration for the assets acquired by the Company was an aggregate of $2,640,000, consisting of $300,000 cash, accounts payable for the animals of $90,000, a promissory note in the principal amount of $1,750,000, and a line of credit of $500,000. The notes are being amortized as per the terms.

The purchase price was preliminary allocated as follows:

Cash	$256,286
Prepaid deposit and insurance	22,274
Inventory	10,000
Depreciable assets	1,396,701
Land	720,000
Acquisition costs	15,083
Finance costs	6,200
Inter-company receivables	213,456
Total assets acquired	2,640,000
Accounts Payable, animals	(90,000)
Line of credit-CB&T	(500,000)
Note payable-Oak Oak, Inc	(1,750,000)
Total liabilities assumed	(2,340,000)
Net assets acquired	$300,000

PARKS AMERICA, INC AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO FINANCIAL STATEMENTS (Continued)

UNAUDITED

June 30, 2008

___________

7.

ACQUISITION OF ANIMAL PARADISE, NOW RENAMED WILD ANIMAL, INC. (continued)

The scheduled future principal maturities for the notes are as follows:

Year Ending
June 30,	Amount
2009	102,906
2010	110,739
2011	119,170
2012 thereafter	1,892,617

8.

BUSINESS SEGMENTS

We manage our operations on an individual location basis. Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision making. The primary performance measures used to allocate resources are park earnings before interest, tax expense, depreciation and amortization (Park EBITDA) and free cash flow (Park EBITDA less capital expenditures). All of our entities provide similar products and services through a similar process to the same class of customer through a consistent method. We also believe that the parks share common economic characteristics. As such, we have only two reportable segments – operation of theme parks and park staffing. The following tables present segment financial information and a reconciliation of the primary segment performance measure to loss from continuing operations before income taxes.

Three Months Ended June 30,	Theme Parks	Park Staffing	Corporate &unallocated	Total
2008
Net revenue	$1,205,901	$2,113,135	$-	$3,319,036
Income (Loss) from operations	447,373	41,807	(246,843)	242,337
Income (Loss) before provision for income taxes	139,402	(1,289)	13,040	151,153

2007
Net revenue	$1,060,212	$-	$-	$1,060,212
Income from operations	264,435	-	-	264,435
Income before provision for income taxes	230,680	-	-	230,680

Six Months Ended June 30,
2008
Net revenue	$1,588,129	$4,545,205	$-	$6,133,334
Income (Loss) from operations	335,437	230,256	(427,518)	138,175
Income (Loss) before provision for income taxes	29,069	132,328	(190,995)	(29,598)

2007
Net revenue	$1,598,140	$-	$-	$1,598,140
Income from operations	178,162	-	-	178,162
Income before provision for income taxes	236,159	-	-	236,159

Total Assets	Jun 30, 2008	Dec 31, 2007
Theme Parks	$4,736,322	$2,489,630
Park Staffing	1,739,349	1,984,603
Corporate and unallocated	3,900,544	3,922,809
Total assets	$10,376,215	$8,397,042

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following:

•

factors impacting attendance, such as local conditions, events, disturbances and terrorist activities;

•

accidents occurring at our parks;

•

adverse weather conditions;

•

competition with other theme parks and other entertainment alternatives;

•

changes in consumer spending patterns;

•

credit market and general economic conditions; and

•

pending, threatened or future legal proceedings.

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

Overview

Parks! America, Inc. is in the business of acquiring, developing and operating local and regional theme parks and attractions both in the U.S. and internationally. We are in the process of building a family of parks primarily through acquisitions of small local or regional privately owned parks. Our goal is to develop a series of compatible, but distinct entertainment and amusement products including themed amusement parks, associated products, food and beverage, and multimedia offerings. The implementation of this strategy has begun with themed amusement parks and attractions. Our business plan is to acquire existing properties with three criteria in mind:

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

Parks! America, Inc. is the parent corporation of the following wholly owned subsidiaries:

(1) Wild Animal Safari, Inc., a Georgia corporation that operates and owns the Wild Animal Safari theme park in Pine Mountain, Georgia.

(2) Park Staffing Services LLC., a California limited liability company that owns and operates a staffing business s in Bakersfield, California.

(3) Wild Animal, Inc., a Missouri corporation that operates and owns the Animal Paradise theme park in Strafford, Missouri.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues for the three months ended June 30, 2008 were $3,319,036 compared to $1,060,212 for the three months ended June 30, 2007. This represents an increase of $2,258,824, or 213% comparing the two periods. The increase in revenue for the three months ended June 30, 2008 is primarily the result of the addition of Park Staffing, LLC revenues and Wild Animal, Inc park in Stafford, Missouri .

Gross profit increased by $580,619, or 77%, to $1,402,088 for the three months ended June 30, 2008 compared to $821,469 for the three months ended June 30, 2007. The change in gross profit is primarily the result of the addition of Parks Staffing revenues and the related gross profit margin.

For the three months ended June 30, 2008, selling, general and administrative expenses totaled $1,034,940. This was an increase of $523,522 or 102%. The increase in selling, general and administrative expenses is a result of expanded volume of operations for the staffing agency and the Missouri amusement park and an adjustment of general expenses.

Interest expense was $112,480 and $58,482 for the three months ended June 30, 2008 and 2007, respectively. This was an increase of $53,998 or 72%. The reason for this increase was the addition of long term debt for the purchase of assets in Stafford Missouri, and the retirement of debt of Park Staffing in Bakersfield CA.

Our net profit was $151,153 for the three months ended June 30, 2008 compared to net profit of $230,690 for the three months ended June 30, 2007.  The decrease in profitability for the three months ended June 30, 2008 was due to the addition of Park Staffing and the addition of Missouri park.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues for the six months ended June 30, 2008 were $6,133,334 compared to $1,598,140 for the six months ended June 30, 2007. This represents an increase of $4,535,194, or 284% comparing the two periods. The increase in revenue for the six months ended June 30, 2008 is primarily the result of the sales volume of Parks Staffing.

Gross profit increased by $1,095,297, or 98%, to $2,262,105 for the six months ended June 30, 2008 compared to $1,116,808 for the six months ended June 30, 2007. The change in gross profit is primarily the result of the revenue volume and related costs at Parks Staffing..

For the six months ended June 30, 2008, selling, general and administrative expenses totaled $1,893,230. This was an increase of $1,1041,940 or 122%. The increase in selling, general and administrative expenses is a result of expanded volume of operations for the staffing agency and for the amusement park and an adjustment of general expenses.

Interest expense was $177,141 and $105,537 for the six months ended June 30, 2008 and 2007, respectively. This was an increase of $71,604 or 68%. The reason for this decrease was the elimination of long term debt on Crossroads Convenience Center and the decrease in long term debt.

Our net loss was $29,598 for the six months ended June 30, 2008 compared to net profit of $236,159 for the six months ended June 30, 2007.  The decrease in profitability for the six months ended June 30, 2008 was due to the addition of the Stafford Missouri park and the start up or development of the park.

Liquidity and Capital Resources

Our total current assets at June 30, 2008 were $1,640,337 including $282,796 in cash, as compared with $2,055,105 in total current assets at December 31, 2007, which included cash of $554,212. Additionally, we had shareholder equity in the amount of $4,285,165 at June 30, 2008, as compared to shareholder equity of $4,297,163 at December 31, 2007, a change of $11,998.

Our accounts receivable at June 30, 2008 was $1,133, 994, compared to $1,247,938 at December 31, 2007. The change in accounts receivable is primarily due seasonal changes in the staffing agency.

As of June 30, 2008, we had a positive working capital of $34,994 as compared to $426,141 at December 31, 2007. The seasonality and weekend changes of the parks and the expansion of Animal Paradise animal park in Missouri.

The current portion of long-term debt at June 30, 2008 was $482,549 compared to $392,536 as of December 31, 2007.

As of June 30, 2008, our total debt was $6,147,159 as opposed to $4,185,477 as of December 31, 2007. The acquisition of Animal Paradise is the primary reason for the increase in debt.

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

Our principal source of revenues are from animal park admissions and staffing sales, which are expected to provide sufficient cash flow to service our current debt.

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

On March 5, 2008 Wild Animal, Inc (Subsidiary) issued a note payable to Oak Oak, Inc. in the amount of $1,750,000 for debt incurred in the purchase of the Wild Animal theme park. The note required interest at a rate of 8%, and 360 monthly payments of $12,841.

On March 5, 2008 Wild Animal, Inc (Subsidiary) obtained a loan from Commercial Bank & Trust in the amount of $500,000 to improve and upgrade facilities of the Wild Animal theme park. The note required interest at a rate of 7.25% and 60 monthly payments of $9,986. In addition a line of credit was extended for $250,000 until March 7, 2009 on a variable rate with the initial rate being 6%. At June 30, 2008 the line is available and had not been drawn upon.

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

•

Revenue and profit growth at the animal parks will continue;

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

PARKS! AMERICA, INC.

/s/ Larry Eastland
August 19, 2008	Larry Eastland
Chief Executive Officer