Form 10-Q
period 2008-09-30
PARKS AMERICA, INC
filed 2008-11-19
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 18, 2008, the issuer had 52,106,537 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

PARKS AMERICA, INC and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Nine Months Ended September 30, 2008

PARKS AMERICA, INC and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

TABLE OF CONTENTS

__________

Page

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	5

Consolidated Statements of Income	6

Consolidated Statements of Cash Flows	7

Notes to Condensed Consolidated Financial Statements	8

PARKS AMERICA, INC and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2008 and December 31, 2007

__________

	Sept 30, 2008	Dec 31, 2007
ASSETS	(UNAUDITED)
CURRENT ASSETS
Cash-unrestricted	$258,311	$554,212
Cash-restricted	38,525	-
Accounts receivable – trade	958,740	1,037,340
Accounts receivable – related parties	261,961	210,598
Inventory	102,462	92,462
Advances and prepaid expenses	52,208	4,949
Prepaid insurance	193,429	155,544
Total Current Assets	1,865,636	2,055,105

PROPERTY AND EQUIPMENT, net of depreciation	7,387,943	4,884,874

OTHER ASSETS
Goodwill	621,000	621,000
Intangibles, net of amortization	381,596	462,734
Note receivable, Idaho Chevron	300,000	300,000
Note receivable, Treasure Bay, affiliate	90,600	90,600
Deposits	49,470	68,327
Total Other Assets	1,442,666	1,542,661

TOTAL ASSETS	$10,696,245	$8,482,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	509,809	436,428
Advances from factor	874,765	800,000
Current maturities of long term debt	443,781	392,536
Total Current Liabilities	1,828,355	1,628,964

LONG-TERM DEBT
Long-term obligations	4,445,277	2,556,513

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock;
300,000,000 shares authorized, at $.001 par value; 52,106,537
and 51,886,537 shares issued and outstanding respectively	52,106	51,886
Capital in excess of par value	4,460,890	4,443,510
Accumulated deficit	(90,383)	(198,233)
Total stockholders’ equity	4,422,613	4,297,163

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$10,696,245	$8,482,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS AMERICA, INC and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

For the Three and Nine Months Ended Sept 30, 2008 and 2007

__________

	Three Months		Nine Months
	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008	Sept 30, 2007

NET SALES
Theme park admissions	$1,256,912	$559,712	$2,845,042	$2,157,852
Staffing agency	2,255,204	-	6,800,409	-
Total Net Sales	3.512,116	559,712	9,645,451	2,157,852

COST OF SALES	1,988,674	167,914	5,909,903	647,356
Gross profit	1,523,442	391,798	3,735,548	1,510,496

OPERATING EXPENSES
Selling, general and administrative	1,205,628	249,564	3,081,985	1,102,744
Depreciation and amortization	85,877	43,678	283,451	131,034
Total operating expenses	1,291,505	293,242	3,365,436	1,233,778

INCOME FROM OPERATIONS	231,937	98,556	370,112	276,718

OTHER INCOME & EXPENSES
Sales of assets-net	-	-	22,672	-
Other income and expenses	2,180	16,755	(11,124)	180,289
Interest expense	(96,669)	(29,466)	(273,810)	(135,003)
INCOME BEFORE TAXES	137,448	85,845	107,850	322,004

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME	$137,448	$85,845	$107,850	$322,004

NET INCOME PER COMMON SHARE

Basic and diluted*	$0.00	$0.00	$0.00	$0.00

*Amounts are less than $.01 per share due to rounding

WEIGHTED OUTSTANDING SHARES – (stated in 1,000’s)

Basic	52,106	51,887	52,106	51,887
Diluted	54,078	65,074	54,416	65,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS AMERICA, INC and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended Sept 30, 2008 and 2007

__________

	Nine Months
	Sept 30, 2008	Sept 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$107,850	$322,004
Adjustments to reconcile net income to
Net cash provided by operating activities
Depreciation & Amortization	283,451	131,034
Gain/loss on sale of assets	(22,672)	-
Share based compensation	17,600	-
Changes in
Inventory	(10,000)	-
Accounts receivable	16,600	(281,234)
Prepaid expenses, advances & deposits	(85,143)	99,200
Deposits	18,857
Accounts payable & accrued expenses	73,381	(59,740)
Net cash provided by operating activities	399,924	211,264

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(38,526)	-
Due from related parties	10,638	-
Increase in intangible assets	-	(522,683)
Sale of land, building and equipment	22,672	-
Purchase of land, property and equipment	(926,832)	(372,726)
Net cash used in investing activities	(932,048)	(895,409)

CASH FLOWS FROM FINANCING ACTIVITIES
Finance costs	(6,200)	-
Long term debt proceeds	500,000	-
Advances from factor, net	74,414	-
Payments on long-term debt	(331,991)	(42,050)
Net cash provided by financing activities	236,223	(42,050)

Net change in cash	(295,901)	(726,195)
Cash at beginning of period	554,212	1,335,143
Cash at end of period	$258,311	$608,948

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION
Interest expense	$272,054	$135,003
Noncash investments in property and equipment
through financing arrangements	$1,772,000	$762,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS AMERICA, INC and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2008

__________

1.

ORGANIZATION

Parks America, Inc (formerly Royal Pacific Resources, Inc) is a Nevada corporation formed during 2002 for the purpose of merging with Painted Deseret Uranium and Oil Company, Inc., a Washington corporation, incorporated in 1954, with the merger being completed on July 25, 2002.

We own and operate regional theme amusement parks and a staffing agency, all within the United States. The parks are open year round but experience seasonal attendance. Results of operations for interim periods are not indicative of the results expected for a full year. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following: Local conditions, events, disturbances and terrorist activities, accidents occurring at our parks, adverse weather conditions, competition with other theme parks and other entertainment alternatives, changes in consumer spending patterns, credit market and general economic conditions; and any future legal proceedings.

On June 13, 2005, the Company acquired the theme park outlined in note 3.

On September 30, 2007, the Company acquired assets from TempServe LLC outlined in note 6.

On March 5, 2008, the Company acquired assets for a theme park outlined in note 7.

On May 14, 2008, the Company changed its name from Great American Family Parks, Inc. to Parks! America, Inc.

2.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Except as disclosed in Form 8-K as filed with the SEC on October 2, 2008, the condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2007, consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB (SEC File Number 000-51254).  Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations for interim financial statements (Article 8 of Regulation S-X).  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature.  The results for the three-month and nine-month periods ended September 30, 2008, are not necessarily indicative of the results for the fiscal year ending December 31, 2008.

PARKS AMERICA, INC and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

September 30, 2008

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

Basic and diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding in each period.  Potentially dilutive shares, consisting of 13,187,200 warrants, are not included in the calculation of diluted loss per share because their effect is anti-dilutive.

Revenue Recognition:  The major source of income is received in the form of services provided from staffing services and theme park cash admissions. Park Staffing service revenue is recognized as services are performed on an hourly or weekly basis, prices are fixed or determinable based on customer requisitions and collectability is reasonably assured.  Theme park revenues from admission fees are recognized upon receipt of the cash at the time of our customers’ visit to the parks.  No theme park ticket sales are made in advance.  Short term seasonal passes are sold primarily during the summer seasons and are negligible to our results of operations and are not material.

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

September 30, 2008

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

Advance from Factor:  The Company uses a factor for cash flow and receivables administration purposes for its Park Staffing business.  The factor is an entity owned by the shareholders of Computer Contract Service, Inc., an entity from which, the Company acquired the assets of TempServ (See Note 6). Under the factoring agreement, the factor purchases certain trade accounts receivable and assumes minimal credit risks with respect to such accounts for a factoring charge negotiated as a percentage of the invoice amount assigned.  The Company may also obtain advances against the receivables assigned.  The Company is contingently liable to the factor for merchandise disputes, customer claims, and the like, on receivables sold to the factor.  The factor holds a security interest in certain receivables.  Accordingly, the Company has presented its accounts receivables related to the Park Staffing business as a current asset at net realizable value and presented its borrowings from the factors as a current liability.

Property and Equipment:  Property and equipment are stated at cost.  Depreciation is computed on the accelerated methods over the estimated useful lives of the assets, which range from five to thirty nine years.  A summary is included below.

Land	$2,505,180
Building and improvements	4,349,176
Equipment	546,078
Animals	584,077
Less accumulated depreciation	(596,568)
Net	$7,387,943

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

September 30, 2008

___________

2.

SIGNIFICANT ACCOUNTING POLICIES – continued

Goodwill:  Goodwill is initially recorded as the excess of the purchase price over the fair value of the net assets acquired.  Goodwill is not amortized.  We are required to evaluate goodwill for impairment on at least an annual basis, or sooner if required to do so. We performed the analysis, as of December 31, 2007, and determined that our remaining goodwill was not impaired.  During the nine months ended September 30, 2008, management did not identify any reasons for the need to reassess any potential impairment. See note 6.

Other Intangible assets:  Other intangible assets include franchising fees; loan fees, payroll software, intangibles or continuing contracts and a covenant not to compete are reported at cost.  Franchising and loan fees are amortized over a period of 60 months, payroll software over a period of 36 months, and the covenant not to compete over a period of 180 months.

Impairment of Long-Lived Assets:  The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If an asset is considered impaired, then impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.  There was no impairment of long-lived assets during the current interim periods presented.

Financial Instruments:  The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short-term maturities.

Stock Based Compensation:  Prior to January 1, 2006 the company accounted for stock based compensation under recognition and measurement principles of SFAS No. 123 and as permitted under APB Opinion No. 25, and related interpretations. Effective January 1, 2006 the company adopted FAS 123R using the modified prospective method recognizing compensation costs on a straight-line basis over the requisite service period of the award. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognizes for options exercised be classified as cash inflows from financing activities and cash outflows from operating activities.  The company also applies SFAS No. 123R and EITF No. 96-18 stock based compensation to non-employees. No activity has occurred in relation to stock options and warrants during the interim periods ended September 30, 2008.  The Company issued shares for services during the interim periods ended September 30, 2008 and was recorded at fair value at the date of issuance.

Uncertainties – The accompanying financial statements have been prepared on a going concern basis. The ability of the Company to continue as a going concern during the next twelve months depends on the ability of the Company to generate revenues from operations, to maintain its existing sources of capital and to obtain new sources of financing sufficient to sustain operations.   The financials statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Other Recent Accounting Pronouncements:  The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

PARKS AMERICA, INC AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

September 30, 2008

___________

2.

SIGNIFICANT ACCOUNTING POLICIES – continued

In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140”. Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and providing for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effective beginning the first fiscal year that begins after September 15, 2006.  The adoption of this pronouncement does not have a material impact on our financial condition, result of operations, or cash flow.

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

UNAUDITED

September 30, 2008

___________

2.

SIGNIFICANT ACCOUNTING POLICIES – continued

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”). SFAS No. 162 sets forth the sources of accounting principles and the framework, or hierarchy, for selecting principles to be used in financial statement preparation. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 will be effective 60 days following the approval by the Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 162 will have on its consolidated financial position and results of operations.

PARKS AMERICA, INC AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

September 30, 2008

___________

3.

LONG-TERM DEBT

	September 30, 2008	December 31, 2007

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

	$2,143,353	$2,186,549

In addition, on November 17, 2005, Wild Animal Safari, Inc. (subsidiary) obtained a line of credit loan from Commercial Bank & Trust Company of Troup County for working capital purposes in the principal amount of $200,000. This line of credit loan is renewable annually, subject to the satisfactory performance by Wild Animal Safari theme park assets. The outstanding balance on this line of credit was paid off in the second quarter of 2008. At September 30, 2008 the line is available.	-	-

On February 27, 2008, the bank issued a note payable for $22,000 for the purchase of a vehicle with an interest rate of 7.1% per annum. The loan is being amortized over five years.	19,752	-

On September 30, 2007, Park Staffing Services, LLC (Subsidiary) issued a note payable to Computer Contract Services, Inc. in the amount of $562,500 for debt incurred in the purchase of the Park Staffing Services temp agency. The note required interest at a rate of 6% and 36 monthly payments of $17,290 beginning January 1, 2008 and is being paid as agreed.	438,635	562,500

PARKS AMERICA, INC AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

September 30, 2008

___________

2.

LONG-TERM DEBT (continued)

	September 30, 2008	December 31, 2007

On September 30, 2007 Park Staffing Services, LLC (Subsidiary) also issued a note payable to EDLA, LLC in the amount of $200,000 for the remainder of the debt incurred in the purchase of the Park Staffing Services temp agency. The note required interest at a rate of 6% and 12 monthly payments of $17,643 beginning March 31, 2008 and is being paid as agreed.	86,909	200,000

On March 5, 2008 Wild Animal, Inc (Subsidiary) issued a note payable to Oak Oak, Inc. in the amount of $1,750,000 for debt incurred in the purchase of the Wild Animal theme park. The note required interest at a rate of 8%, 360 monthly payments of $12,841, and a final balloon payment of $38,433.	1,742,836	-

On March 5, 2008 Wild Animal, Inc (Subsidiary) obtained a loan from Commercial Bank & Trust in the amount of $500,000 to improve and upgrade facilities of the Wild Animal theme park. The note required interest at a rate of 7.25% and 60 monthly payments of $9,986. In addition a line of credit was extended for $250,000 until March 7, 2009 on a variable rate with the initial rate being 6%. At September 30, 2008 the line is available and had not been drawn upon.	457,573	-
	4,889,058	2,949,049

Less current portion of long-term debt	(443,781)	(392,536)
	$4,445,277	$2,556,513

At September 30, 2008 the scheduled future principal maturities for all notes are as follows:

Period Ending
September 30	Amount
2009	$443,781
2010	381,762
2011	253,218
2012	214,113
2013 thereafter	3,596,184
Total	$4,889,058

PARKS AMERICA, INC AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

September 30, 2008

___________

4.

STOCKHOLDERS’ EQUITY

On September 27, 2004, the Company issued 2,984,400 private placement common shares for cash, and 2,059,200 warrants under a Purchase Agreement dated June 10, 2004.  Each warrant includes the right to purchase an additional common share at $0.30 per share at any time within five years.  Since the warrants and shares were both equity classified, no separate valuation of the warrants were performed.

During 2005 the Company completed an offering of 11,128,000 common shares for cash.  Included as part of the sale were warrants to purchase 11,128,000 common shares at any time before June 23, 2010 at an exercise price of $0.35. As of the date of this report none of the warrants had been exercised and no value has been recognized.  Since the warrants and shares sold were both equity classified, no separate valuation of the warrants were performed.

In the first three months of 2008, 220,000 shares of stock were issued for directors’ fees and stock bonuses to two key employees and expensed.  These shares were valued based on the market price as of the date of issuance and stock based compensation expense of $17,600 was recognized during the three months ended March 31, 2008.

5.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors and their controlled entities have acquired 29% of the outstanding common stock of the Company.  For the year ended December 31, 2007 the Company paid $307,154 in salaries.

As of September 30, 2008, the Company had a no interest demand loan due from an affiliate of $90,600, and no interest demand loans due from related parties of $251,618.  All are scheduled for payoff in 2008.

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

September 30, 2008

___________

5.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES (continued)

Each of the employment agreements also provides for the payment of additional severance compensation for the term of the contract: (i) the agreement is terminated by the Company without cause (as defined therein), or (ii) terminated by the executive due to change in control (as defined therein).  These agreements also entitle the officers to participate in stock option plans to be set up. The contracts also provide for a sale/take-over termination bonuses of $1,050,000.  Upon hiring additional marketing personnel, the Company may enter into additional employment agreements, which the Company anticipates may contain similar terms to existing employment agreements.

6.

ACQUISITION OF TEMPSERVE ASSETS, NOW RENAMED PARK STAFFING SERVICES, LLC

On September 30, 2007, the Company entered into an Asset Purchase Agreement with Computer Contact Service, Inc. (“CCS”) to acquire substantially all of the assets of tempSERV (now renamed Park Staffing Services, LLC) (“Park Staffing Services”), a division of CCS.

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

The consideration for the assets acquired by the Company was an aggregate of $1,162,500, consisting of $400,000 in cash, a promissory note in the principal amount of $562,500 shall be paid out of the cash flow of Park Staffing Services in 36 equal monthly installments, in the amount of $17,292.41 each, commencing on January 1, 2008, and continuing through December 1, 2010, and a warrant to purchase 5,000,000 shares of common stock at $0.05 per share.  The warrant is exercisable for all or a portion of the shares at the option of the holder and transferable at any time of from time to time on or after the date on which the warrant is issued, provided that annual revenue generated from Park Staffing exceeds $7 million, and that each transfer of shares does not result in the annual sale of more than 25% of the aggregate number of shares issuable upon exercise of the warrants.  Since this grant is contingent upon the occurrence of a future event which is not certain to occur, no amounts have been recognized in connection with this arrangement.  When the earn out provision has been met, the warrants will be issued and become exercisable. At that time, the Company will recognize the value of the consideration as additional goodwill.  The Company has estimated the value of the warrants to be approximately $272,528 and was valued using the Black Scholes pricing model as calculated by an independent appraisal firm.  The underlying assumptions used were:  grant date fair value of $0.1050, exercise price of $0.055, risk free rate of 4.23%, volatility of 138.53% and term of 5 years.

PARKS AMERICA, INC AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

September 30, 2008

___________

6.

ACQUISITION OF TEMPSERVE ASSETS, NOW RENAMED PARK STAFFING SERVICES, LLC (continued)

A note payable to EDLA, LLC in the amount of $200,000 for the remainder of debt incurred in the purchase of the Park Staffing Services temp agency.  The note required interest at a rate of 6% and 12 monthly payments of $17,643 beginning March 31, 2008.

The purchase price was allocated as follows:

Furniture and fixtures	$100,000
Goodwill	621,000
Continuing contracts	391,500
Covenant not to compete	50,000
Total assets acquired	1,162,500
Total consideration paid consists of:
Note payable-Computer Contract Service Inc	(562,500)
Note payable-EDLA LLC	(200,000)
Cash for purchase	(400,000)
Total Consideration	(1,162,500)
Cash for purchase	(400,000)
Cash for operations	(25,000)
Prepaid deposit and insurance	(97,683)
Total consideration paid	$(522,683)

The scheduled future principal maturities for the note are as follows:

Period Ending
Sept 30,	Amount
2009	$273,131
2010	197,708
2011	54,704

7.

ASSET PURCHASE OF LAND AND IMPROVEMENTS, NOW RENAMED WILD ANIMAL, INC.

On March 5, 2008 the Company entered into an Asset Purchase Agreement with Oak Oak Inc to acquire real property and certain assets formally leased and operated by Animal Paradise, LLC. (The facilities were renamed Wild Animal, Inc and the subsidiary was incorporated under Missouri law.).

Wild Animal, Inc., located in Strafford, Missouri near Springfield, is a ride-through wild animal park similar to the previously acquired Wild Animal Safari theme park.

The asset purchase was completed on March 5, 2008.  Assets acquired by the Company pursuant to the Agreement include: Only certain fixed assets, land, land improvements, buildings and structures, equipment, fixtures, and inventory located in Strafford, Missouri. The animals were acquired subsequent to the purchase.  Proforma results of operations have not been presented for the period of the transaction as such results were not readily available.

PARKS AMERICA, INC AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO FINANCIAL STATEMENTS (Continued)

UNAUDITED

September 30, 2008

___________

7.

ASSET PURCHASE OF LAND AND IMPROVEMENTS, NOW RENAMED WILD ANIMAL, INC. (continued)

The consideration for the assets acquired by the Company was an aggregate of $2,640,000, consisting of $300,000 cash, a promissory note in the principal amount of $1,750,000, accounts payable for the animals of $90,000 and a line of credit of $500,000.  The notes are being amortized as per the terms.

The purchase price was preliminary allocated as follows:

Cash	$256,286
Prepaid deposit and insurance	22,274
Inventory	10,000
Depreciable assets	1,396,701
Land	720,000
Acquisition costs	15,083
Finance costs	6,200
Inter-company receivables	213,456
Total assets acquired	2,640,000
Accounts Payable, animals	(90,000)
Line of credit-CB&T	(500,000)
Note payable-Oak Oak, Inc	(1,750,000)
Total liabilities assumed	(2,340,000)
Net assets acquired	$300,000

The scheduled future principal maturities for the notes are as follows:

Period Ending
September 30	Amount
2009	$104,810
2010	112,789
2011	121,376
2012 thereafter	1,861,433

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

PARKS AMERICA, INC AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO FINANCIAL STATEMENTS (Continued)

UNAUDITED

September 30, 2008

___________

9.

CORRECTIONS OF ERRORS AND RESTATEMENTS

The condensed consolidated statement of cash flows for the period ended September 30, 2007 has been restated to exclude non-cash investing and financing activities and to properly present the statement of cash .

A summary of the corrections is as follows:

Cash flows from investing activities
As previously presented	$(1,657,909)
As restated	$(895,409)

Cash flows provided by (used in) financing activities:
As previously presented	$720,450
As restated	$(42,050)

Supplemental disclosure of non-cash investing and financing activity:
Non-cash investments in property and equipment through financing arrangements-
As previously presented	$-
As restated	$762,500

PARKS AMERICA, INC AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO FINANCIAL STATEMENTS (Continued)

UNAUDITED

September 30, 2008

___________

Three Months Ended September 30,	Theme Parks	Park Staffing	Corporate & unallocated	Total

2008

Net revenue	$1,256,912	$2,255,204	$-	$3,512,116
Income from operations	375,786	123,986	(267,835)	231,937
Income before provision for income taxes	290,465	115,345	(268,362)	137,448

2007

Net revenue	$559,193	$-	$519	$559,712
Income from operations	176,638	-	(78,082)	98,556
Income before provision for income taxes	166,839	-	(80,994)	85,845

Nine Months Ended September 30,	Theme Parks	Park Staffing	Corporate & unallocated	Total

2008

Net revenue	$2,845,042	$6,800,409	$-	$9,645,451
Income from operations	714,607	262,500	(606,995)	370,112
Income before provision for income taxes	126,996	120,037	(139,183)	107,850

2007

Net revenue	$2,157,333	$-	$519	$2,157,852
Income (Loss) from operations	670,358	-	(393,640)	276,718
Income before provision for income taxes	344,518	-	(22,514)	322,004

Total Assets	Sept 30, 2008	Dec 31, 2007
Theme Parks	$4,858,727	$2,489,630
Park Staffing	1,950,199	4,008,407
Corporate and unallocated	3,887,319	1,984,603
Total assets	$10,696,245	$8,482,640

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

Overview

Parks! America, Inc. specializes in the operation of theme parks and parks staffing. Our theme parks division focuses on acquiring, developing and operating local and regional theme parks and attractions both in the U.S. and internationally. We are in the process of building a family of parks primarily through acquisitions of small local or regional privately owned parks.  Our goal is to develop a series of compatible, but distinct entertainment and amusement products including themed amusement parks, associated products, food and beverage, and multimedia offerings.  The implementation of this strategy has begun with themed amusement parks and attractions.  Our business plan is to acquire existing properties with three criteria in mind:

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

Our staffing services division specializes in providing temporary industrial, construction, service and clerical staffing services.

Parks! America, Inc. is the parent corporation of the following wholly owned subsidiaries:

(1) Wild Animal Safari, Inc., a Georgia corporation that operates and owns the Wild Animal Safari theme park in Pine Mountain, Georgia.

(2)  Park Staffing Services LLC., a California corporation that owns and operates a staffing business in Bakersfield, California.

(3) Wild Animal, Inc., a Missouri corporation that operates and owns the Animal Paradise Family Fun Park in Strafford, Missouri.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues for the three months ended September 30, 2008 were $3,512,116 compared to $559,712 for the three months ended September 30, 2007.  This represents an increase of $2,952,404 or 527% comparing the two periods.  The increase in revenue for the three months ended September 30, 2008 is primarily the result of the addition of Parks Staffing and Wild Animal Inc. Wild Animal Safari revenues increased to $983,807 compared to $559,712 for the three months ended September 30, 2007. Wild Animal Inc, which is new in 2008, provided $273,105 in gross revenues. Park Staffing Services provided $2,255,204 for the three month period.

Gross profit increased by $1,131,644, or  289%, to $1,523,442 for the three months ended September 30, 2008 compared to $391,798 for the three months ended September 30, 2007.  The change in gross profit is primarily the result of the improved gross profit of Wild Animal Safari, Inc which was $391,798 for the three months ended September 30, 2007 and $838,698 in 2008. Wild Animal Inc provided $240,926 and Park Staffing Services provided $443,818 for the three month period.

For the three months ended September 30, 2008, selling, general and administrative expenses before depreciation and amortization totaled $1,205,628 compared to $ 249,564 for the three months ended September 30, 2007. This was an increase of $956064 or383%.  The increase in selling, general and administrative expenses is a result of expanded volume of operations for the amusement park, the administrative expenses for the Park Staffing Services, LLC.  The parks and corporate segment of selling , general and administrative expenses are $913,201 and the Park Staffing selling general and administrative expenses were $292,427.

Interest expense was $96, 669 and $29,466 for the three months ended September 30, 2008 and 2007, respectively.  This was an increase of $67,203 or 228%.  The reason for the increase is because of the debt from the purchase of Park Staffing and the debt to Oak Oak for the acquisition of land and personal property in Stafford Missouri.

Our net profit was $137,448 for the three months ended September 30, 2008 compared to net profit of $85,845 for the three months ended September 30, 2007.   The increase in profitability for the three months ended September 30, 2008 was due to theme park and Park Staffing segments discussed above.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues for the nine months ended September 30, 2008 were $9,645,451 compared to $2,157,852 for the nine months ended September 30, 2007.  This represents an increase of $7,487,599, or 347% comparing the two periods.  The increase  in revenue for the nine months ended September 30, 2008 is primarily the result of  the theme park segment generating $2,845,042 and the Park Staffing revenues providing $6,800,409.

Gross profit increased by $2,225,052, or  147%, to $3,735,548 for the nine months ended September 30, 2008 compared to $1,510,496 for the nine months ended September 30, 2007.  The change in gross profit is the result of  the theme parks providing $2,475,264 for the nine months ended September 30,2008 compared to $1,510,496 as of September 30, 2007.  Parks Staffing provided $1,260,284 as a new segment for 2008.

For the nine months ended September 30, 2008, selling, general and administrative expenses before depreciation and amortization totaled $3,081,985. This was an increase of $1,979,241or 180%.  The increase in selling, general and administrative expenses reflects an increase for the theme park and corporate segment of $1,116,672, of which $716,638 is due to general expense increases and the addition of the second park for $400,034. The staffing segment had administrative expenses of $879,445. The increase of $400, 034 and $879,445 or $1,279,479 resulted from expanded operations when compared to the previous year nine month period.

Interest expense was $273,810 and $135,003 for the nine months ended September 30, 2008 and 2007, respectively.  This was an increase of $138,807 or 103%.  This is a direct result of the long term debt from the purchase of  Park Staffing in the fourth quarter of 2007 and the land and asset acquisition in the first quarter of 2008.

Our net profit was $107,850 for the nine months ended September 30, 2008 compared to net profit of $322,004 for the nine months ended September 30, 2007.   The decrease in profitability was the result of: (1)the increase in expenses for the theme park and corporate segment, and the expansion of the startup of the second park; (2)increased depreciation and amortization due to the asset acquisitions; and (3)additional interest expense due to the acquisition debt.

Liquidity and Capital Resources

Our total current assets at September 30, 2008 were $1,865,636 including $296,836 in cash, as compared with $2,055,105 in total current assets at December 31, 2007, which included cash of $554,212.  Additionally, we had shareholders equity in the amount of $4,422,613 at September 30, 2008, as compared to shareholders equity of $4,297,163 at December 31, 2007, a change of $125,450.

Our accounts receivable at September 30, 2008 was $1,220,701, compared to $1,247,938 at December 31, 2007. The change in accounts receivable is primarily due to seasonal changes.  In recent months, worldwide economic conditions have deteriorated significantly in the United States and other countries, and may remain depressed for the foreseeable future.  These events compounded with the seasonality of our staffing business may negatively impact our future financial position and liquidity. As of September 30,  2008 we do not believe that we have significant credit risks with our accounts receivable.

As of September 30, 2008, we had a decreased working capital of $37,281 as compared to 426,141 at December 31, 2007. The decrease is due to the expansion of operations and certain costs of the second theme park.

The current portion of long-term debt at September 30, 2008 was $443,781 compared to $392,536 as of December 31, 2007.

As of September 30, 2008, our total debt was $4,889,058 as opposed to $2,949,049 as of December 31, 2007.

We believe that we have sufficient cash, other current assets and operating cash flow to sustain foreseeable operations throughout the next fiscal year. Management intends to seek additional needed funds through  potential re-financings or other avenues such as loans. The company believes it will be able to obtain financing on terms favorable to the Company. Any future capital raised by our company is likely to result in substantial dilution to existing stockholders.  We are reviewing expenses and costs so we can curtail or cut expenditures as necessary. During 2009, the Stafford Missouri Park will have a complete year of operation and has approximately 450 animals on display and improved operations.

Our principal source of revenues is from existing operations, which are expected to provide sufficient cash flow to service our current debt.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

An infinite number of variables can be posited that could have an effect on valuation of assets and liabilities.  For example, it is assumed that:

•

Revenue and profit growth at theme park segments will continue;

•

Revenues and profit will continue at the staffing segment;

•

The theme park infrastructure will accommodate the additional customers;

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

Uncertainties – The accompanying financial statements have been prepared on a going concern basis.  The ability of the Company to continue as a going concern during the next twelve months depends on the ability of the Company to generate revenues from operations, to maintain profitability, to maintain its existing sources of capital and to obtain new sources of financing sufficient to sustain operations.   The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with  the  participation  of  our  management,  including our Chief Executive Officer and Chief Financial Officer,  we continually  evaluate the  effectiveness  of the design and operation  of our  disclosure  controls  and  procedures  (as  defined  in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the  period  covered  by this  report.  Based  upon that evaluation,  our  Chief Executive Officer and Chief Financial Officer concluded  that our disclosure  controls and  procedures as of the end of the period covered by this report were effective such that the  information  required to be disclosed by us in reports  filed under the  Securities  Exchange  Act of 1934 is (i)  recorded, processed,  summarized  and reported  within the time  periods  specified in the SEC's rules and forms and (ii) accumulated and  communicated to our management to allow timely decisions  regarding  disclosure.  A controls  system  cannot provide  absolute assurance,  however,  that the objectives of the controls system are met, and no evaluation of controls can provide absolute  assurance  that all control issues and  instances  of  fraud,   if  any,  within  a  company  have  been  detected.

Changes in  Internal  Control  Over  Financial  Reporting.  During the most recent quarter ended September 30, 2008, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

N/A

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. [

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Certification by Chief Executive Officer as required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Accounting Officer as required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

November 19, 2008	/s/ Larry Eastland
Larry Eastland
Chief Executive Officer