Form 10-K
period 2008-12-31
PARKS AMERICA, INC
filed 2009-05-15
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2008

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 000-51254

PARKS! AMERICA, INC.

(Name of small business issuer on its charter)

NEVADA	91-0626756
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

1300 Oak Grove Road

Pine Mountain, GA 31822

(Address, Including Zip Code of Principal Executive Offices)

(626) 335-4680

(Issuer's telephone number)

With copies to:

Richard A. Friedman, Esq.

Sichenzia Ross Friedman Ference LLP

61 Broadway, 32nd Fl.

New York, NY 10006

Tel: (212) 930-9700 Fax: (212) 930-9725

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

NONE

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes           No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes           No      .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes           No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer .	Accelerated filer .
Non-accelerated filer .	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes           No  X .

As of June 30, 2008,  the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.09 was approximately $4,689,585.   For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of May 5, 2009 was 52,106,537

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

FORWARD-LOOKING STATEMENTS

In this annual report, references to "Parks! America, Inc.," "Parks! America," "the Company," "we," "us," and "our" refer to Parks! America, Inc. and our wholly-owned subsidiaries.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

We are in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. We plan to build a family of parks primarily through acquisitions of small local and regional privately owned existing parks. Our goal is to develop a series of compatible but distinct entertainment and amusement products, including themed amusement parks, associated products, food and beverage, and multimedia offerings.  The implementation of this strategy has begun with themed amusement parks and attractions. Our business plan is to acquire existing properties.

Effective June 11, 2008, the Company changed its name from Great American Family Parks, Inc. to Parks! America, Inc.  In addition, effective June 25, 2008, the Company's quotation symbol on the Over-the-Counter Bulletin Board was changed from GFAM to PRKA.

Parks! America, Inc. is the parent corporation of the following wholly-owned subsidiaries:

 (1) Wild Animal Safari, Inc., a Georgia corporation that operates and owns the Wild Animal Safari theme park in Pine Mountain, Georgia.

(2) Wild Animal, Inc., a Missouri corporation that operates and owns the Wild Animal Safari theme park in Strafford, Missouri; which was acquired March of 2008.

On December 30, 2008, the Company entered into an agreement pursuant to which it agreed to re-convey certain assets  of its previously wholly-owned subsidiary, Park Staffing Services LLC to the original owners of Park Staffing with an effective date of January 1, 2009.  The assets of Park Staffing were previously acquired by the Company on September 30, 2007. This segment is presented as a discontinued operation in the December 31, 2008 financial statements. The Company has retained certain current assets, primarily accounts receivables and certain liabilities, primarily factor advances. The assets retained were greater than the liabilities assumed. As of May 2009, substantially all of the receivables were collected and all of the liabilities paid in 2009 that remained at December 31, 2008.

Corporate History

Great American Family Parks, Inc. was originally incorporated on July 30, 1954 as Painted Desert Uranium & Oil Co., Inc. in Washington State.  On October 1, 2002, Painted Desert Uranium & Oil Co., Inc. changed its name to Royal Pacific Resources, Inc. and its corporate domicile to the State of Nevada.

On December 19, 2003, Royal Pacific Resources, Inc. acquired the assets of Great Western Parks LLC, including the Crossroads Convenience Center LLC., pursuant to a Share Exchange Agreement that resulted in our past  management assuming control and changing the corporate name to Great American Family Parks, Inc. The acquisition was accounted for as a reverse acquisition in which Great Western Parks was considered to be the acquirer of Royal Pacific Resources for reporting purposes. Our common stock outstanding increased from 2,533,000 to 29,600,000 as a result of the acquisition.

Wild Animal Safari Theme Park

Our Wild Animal Safari Inc. subsidiary owns and operates the Wild Animal Safari theme park, which is located on 200 acres of a 500-acre plot, and includes a drive-through animal viewing area that opened in 1991.  It is home to more than 1,700 animals from every continent (except Antarctica.)  Most animals roam wild throughout the natural habitat; the total area utilized will be increased as further venues are added.  In addition to availing themselves of the amenities described below, visitors to Wild Animal Safari are able to observe, photograph, and feed the animals from their own cars as they drive along the more than three miles of paved roads that run throughout the habitat area. Some animals are contained in special fenced areas within natural habitat, and others are located in a more traditional zoo-like atmosphere.

Wild Animal Safari Inc.’s revenues are primarily derived from sales of the following items at the Wild Animal Safari Park: (1) admission fees (2) food and beverage and related items; and, (3) gift stores and specialty items.

In addition to the animal environments, the theme park contains a gift shop, a restaurant that includes the Noble Roman’s Pizza and Tuscano’s Italian Subs franchises which were purchased by our Wild Animal Safari, Inc. subsidiary on June 21, 2005, an ice cream parlor, an arcade, a picnic and group recreation area, lakes, a pavilion and concessions. Our Georgia Wildlife Museum, located next to our petting zoo, features wildlife specimen native to Georgia recreated in natural-like settings.  Visitors to the Park have increased every year, and during calendar year 2008 exceeded 140,000 visitors, a modest increase over the prior year.

Wild Animal Safari’s growth plans are predicated upon: our upgrade of the physical plant making it more attractive to visitors; and, the development of unused acreage surrounding the park.

Wild Animal Safari’s main product is the opportunity to interact with our 1,700 animals from across the globe.  However, we also sell food and beverages in our restaurant, and gift items from the gift shop to include shirts and hats, specialty items, educational books and toys about animals of the world, other toys, authentic gifts from various continents (ostrich eggs, hides and skins) and other family oriented items.

Wild Animal Safari purchases animals throughout the United States, and only seldom requests a permit to import animals. Auctions and sales of animals across the U.S. occur often, and we participate depending on which animals we believe will enhance our offerings. Most animals are born on the property itself. Food and beverages are purchased locally, although the main products and ingredients for the Noble Roman’s Pizza and Tuscano’s Subs are purchased from the national franchisor company.

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

Renewal Date:  June 1, 2009

Notification of Renewal:  1-2 months prior, a renewal form is sent to be updated, signed and returned with $100 check

Date of Issuance: not available

Grounds for Revocation: Smuggling, violation of clearance procedures, proper notification of shipments, etc.

Notes:  This license is not crucial for the operation of the business, but would be necessary for importing/exporting animals, skins, horns, etc.

2)  United States Department Of Agriculture – Class C Exhibitor License

Renewal Date:  October 13, 2009

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

Renewal Date:  March 31, 2010

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

4)  GEORGIA DEPARTMENT OF NATURAL RESOURCES – WILDLIFE EXHIBITION LICENSE

Renewal Date:  March 31, 2010

Notification of Renewal:  Mid-January, a renewal form is sent to be updated, signed and returned witha $59 check

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

Renewal Date:  January 10, 2010 (yearly)

Notification of Renewal:  Mid-October

Approximate Date of Issuance:  1991.

Grounds for Revocation: Not renewing license and legitimate complaints by neighbors.

6)  Georgia Department Of Human Resources – Food Serve Permit

Renewal Date:  January 14, 2010 (yearly)

Notification of Renewal:  Mid-December

Approximate Date of Issuance:  1991

Grounds for Revocation: A failing food inspection score.  Being the source of food related illnesses.

Wild Animal, Inc. (Missouri Theme Park)

On March 6, 2008, Wild Animal, Inc., a newly formed wholly-owned subsidiary of the Company, entered into a Real Estate Contract with Oak Oak, Inc. (the “Seller”), pursuant to which the Company acquired the assets of the Animal Paradise Family Fun Park (“Animal Paradise”).

Wild Animal, Inc. is a ride-through wild animal park, located in Strafford, Missouri which is located 12 miles east of Springfield and 45 miles north of Branson, MO.   The park has 255 acres and includes a five mile drive-through animal viewing area utilizing the entire campus.  The theme park is currently home to 500 animals and growing, with nearly 80 different varieties.  Most animals roam wild throughout the natural habitat.  Visitors to the theme park are able to observe, photograph, and feed the animals from their own cars as they drive along the more than five miles of paved roads that run throughout the habitat area. Some animals are contained in special fenced areas within natural habitat, and others are located in a more traditional zoo-like atmosphere. Visitors are also able to get personally acquainted with several species in our petting zoo. In addition, the park offers a gift shop, and an expanded and improved food and beverage area.

The acquisition was completed on March 6, 2008.  Assets acquired include: (i) the real property on which the park is located which is comprised of approximately 255 acres of land and the fixtures thereon, (ii) certain equipment utilized in the operation of the park, certain office equipment, and (iii) certain items and fixtures utilized in the gift shop.

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

Park Staffing Services (Discontinued Operations)

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

On December 30, 2008, the Company entered into an agreement with Stanley Harper, Troy Davis and CCS, pursuant to which the Company agreed to re-convey certain assets and the business of Park Staffing Services effective January 1, 2009.  The cash consideration to be received for the assets of the Subsidiary totaled $50,000. In addition, CCS agreed to forgive the remaining principal balance on the promissory note issued by the Subsidiary to CCS of $393,015.  Mr. Harper also agreed to return 25,000 shares of common stock of the Company and warrants to acquire an additional 5,000,000 shares of common stock of the Company to the Company for cancellation. Goodwill and other intangibles associated with the original acquisition of Park Staffing Services LLC were recorded in the amount of $1,062,500. The Company reported a loss on the sale of discontinued operations of $616,080 as of December 31, 2008 to reflect the consideration paid on January 1, 2009 under the terms of the re-conveyance agreement. As stated previously this segment is presented as a discontinued operation of the Company for financial reporting purposes.

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

Our Wild Animal Safari subsidiary in Pine Mountain, GA has approximately 15 full-time employees.  During Wild Animal Safari’s prime attendance season, which runs from April through August, we typically engage up to approximately 20 additional part-time employees. Our recently formed subsidiary, Wild Animal, Inc. in Strafford MO has 6 employees.  We also engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good.

ITEM 1A. RISK FACTORS

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

Risk Factors Relating to Our Business:

We Have a Limited Operating History

We have a limited operating history and our financial health will be subject to all the risks inherent in the establishment of a new business enterprise. We have been officially operating under our current business plan of acquiring theme parks since 2003, when we reached a preliminary agreement to purchase Wild Animal Safari. Subsequently in 2003, the Company gained control of Royal Pacific Resources and changed its name to Great American Family Parks. Our purchase of Wild Animal Safari, Georgia theme park,  was not completed until June of 2005. Wild Animal Inc., Missouri theme park, was purchased in March of 2008.  The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the startup and growth of a new business, and the competitive environment in which we will operate. Our success is dependent upon the successful financing and development of our business plan. No assurance of success is offered. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations.

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

Significant Amounts of Additional Financing May Be Necessary For the Implementation of Our Business Plan.

The Company may require additional debt and equity financing to pursue its acquisition strategy. Given its limited operating history, there can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to curtail substantially our expansion plans. Furthermore, the issuance by us of any additional securities and the exercise of Warrants which might arise under any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.

A Downturn In Economic Conditions Could Adversely Affect Our Business.

The theme park industry typically relies upon the expenditure of consumer discretionary income. A significant downturn in the United States or global economy or any other uncertainties regarding future economic prospects could affect consumer-spending habits, which would have a material adverse impact on our operations and financial results. As of May 5, 2009, the current economic recession has not caused a dramatic decline in our attendance numbers at our Georgia park. Some of the factors that may have an adverse impact on our theme park operations include an increase in the price of fuel, an increase in the price of admission to our theme park, an increase security costs, and a decrease in the distance families are willing to travel for entertainment.

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

The Theme Park Industry is Highly Competitive and We May Be Unable to Compete Effectively.

The theme park industry is highly competitive, highly fragmented, rapidly evolving, and subject to technological change and intense marketing by providers with similar products. One of our competitors for attracting general recreation dollars, Callaway Gardens, is located within five miles of our Wild Animal Safari park in Georgia.  Branson, Missouri is located just 45 minutes from our Animal Paradise Park in Missouri.

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

We currently have $6,000,000 of liability insurance.   We will continue to use reasonable commercial efforts to maintain policies of liability, fire and casualty insurance sufficient to provide reasonable coverage for risks arising from accidents, fire, weather, other acts of God, and other potential casualties. There can be no assurance that we will be able to obtain adequate levels of insurance to protect against suits and judgments in connection with accidents or other disasters that may occur in our theme parks.

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

We Are Dependent Upon the Services of Our Executive Officers and Consultants.

Our success is heavily dependent on the continued active participation of our executive officers listed under “Management.” Loss of the services of one or more of these officers could have a material adverse effect upon our business, financial condition or results of operations. In particular, we place substantial reliance upon the efforts and abilities of Dale Van Voorhis, Chairman and Chief Operating Officer and Jim Meikle, President of Wild Animal Inc and Wild Animal Safari Inc and Director. The loss of Mr. Van Voorhis or Mr. Meikle's services could have a serious adverse effect on our business, operations, revenues or prospects.

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

The market price of our common stock may decline because there are a large number of warrants that may be available for future sale, and the sale of these shares may depress the market price. As of May 5, 2009, we had approximately 52,106,537 shares of common stock issued and outstanding and outstanding warrants to purchase up to 14,300,000 shares of common stock. The warrants represent approximately 28% of our common stock issued and outstanding. All of the shares included in this prospectus may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

Our Directors, Executive Officers and Affiliates Beneficially Own Approximately 3,825,000 shares of Our Common Stock; Their Interests Could Conflict with Yours; Significant Sales of Stock Held by Them Could Have a Negative Effect on Our Stock Price; Stockholders May be Unable to Exercise Control.

As of May 5, 2009, our executive officers, directors and affiliated persons beneficially owned approximately 7% of our common stock. Our executive officers, directors and affiliated persons have significant influence to:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

Our major real properties are located in Pine Mountain, Georgia and Strafford, Missouri.  Wild Animal Safari, Inc. is a 200-acre wild animal park as part of a 500-acre parcel owned by the Company to be developed in totality.  The land has an appraised value of approximately $3.4 million.  Wild Animal, Inc. in Missouri is located on 255 acres; all of which is utilized for operation

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our common stock has been traded on the OTCBB under the symbol "PRKA".  Effective June 25, 2008, the Company's quotation symbol on the Over-the-Counter Bulletin Board was changed from GFAM to PRKA.  The table below sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the OTCBB.  These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits.

		High	Low

2009	First Quarter	$0.04	$0.01
	Second Quarter (through May 4, 2009)	$0.02	$0.01

2008	First Quarter	$0.13	$0.06
	Second Quarter	$0.12	$0.08
	Third Quarter	$0.12	$0.035
	Fourth Quarter	$0.04	$0.01

2007	First Quarter	$0.16	$0.055
	Second Quarter	$0.17	$0.055
	Third Quarter	$0.155	$0.09
	Fourth Quarter	$0.12	$0.07

As of May 5, 2009, there were 52,106,537 shares of common stock outstanding.

As of May 5, 2009 there were approximately 3,211 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

As of May 5, 2009, there were warrants outstanding to purchase approximately 14,300,000 shares of our common stock. Under the terms of the re-conveyance agreement of Parks Staffing to the original owners, 5,000,000 warrants were returned to the Company.

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

RECENT SALES OF UNREGISTERED SECURITIES

N/A

ITEM 6.  SELECTED FINANCIAL DATA

N/A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on Parks! America Inc.’s (“Parks America” or the “Company”) businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our consolidated financial statements for the year ended December 31, 2008 provided in this annual report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

The forward-looking information set forth in this annual report is as of the date of this filing, and we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of this annual report.

Overview

Parks! America, Inc. is in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. . We are in the process of building a family of parks primarily through acquisitions of small local or regional privately owned parks.  Our goal is to develop a series of compatible, but distinct entertainment and amusement products including themed amusement parks, associated products, food and beverage. The implementation of this strategy has begun with themed attractions specifically drive through wild animal parks that feature animals from around the world. The park in Pine Mountain GA was acquired on June 21, 2005 and our second park in Strafford MO was acquired March 6, 2008.   Our philosophy is to acquire existing properties with these primary criteria in mind:

•

Properties that have an operating history;

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

Parks! America, Inc. is the parent corporation of the following wholly owned subsidiaries:

 (1) Wild Animal Safari, Inc., a Georgia corporation that operates and owns the Wild Animal Safari theme park in Pine Mountain, Georgia (which is 70 miles south of Atlanta, GA and 40 miles north of Columbus, GA).

 (2) Wild Animal, Inc., a Missouri corporation that operates and owns the Wild Animal theme park  in Strafford, Missouri (which is 12 miles east of Springfield, MO and 45 miles north of Branson, MO.).

On December 30, 2008, the Company entered into an agreement pursuant to which it agreed to re-convey all of the assets of its previously wholly-owned subsidiary, Parks Staffing Services LLC (“Park Staffing”) to the original owners. The assets of Park Staffing were previously acquired by the Company on September 30, 2007. The results of operations and financial condition of Park Staffing are presented as discontinued operations in these financial statements. The sale of Park Staffing was effective January 1, 2009, therefore the assets and liabilities of Park Staffing were reported as discontinued assets and liabilities at year end.

Impact of the Current Economic Environment

Park Staffing operations were dramatically reduced in December due to economic recession, particularly in the oil fields of Bakersfield, CA and surrounding region in which a substantial portion of its temp staffing services were derived. On December 26, 2008, the Board of Directors approved the reconveyance of Park Staffing back to the original owners. An agreement was signed on December 30, 2008 with an effective date of January 1, 2009. The Board believed the operating results of Park Staffing would continue to suffer as a result of the recession and changes in workers compensation laws which had an adverse impact on the cost structure of this entity.

As of May 5, 2009, the economic recession has not dramatically affected our themed park results of operations.

Restatement of Financial Statements

The Board of Directors was informed by management that it had unrecorded expenses during 2007 totaling $146,914. The Company’s financial statements have been restated for 2007 to reflect this correction of an error.  Earnings for this year were reduced by $146,914, or $0.00 per share for unrecorded expenses incurred at the corporate office in Santa Monica, CA on behalf of the Company. Further, the Company corrected its valuation of its Note Receivable acquired from the sale of its Idaho convenience center. The Note receivable is secured with 300,000 shares of its own Company stock which was tendered to the Company at time of the Idaho convenience store sale. The book value of the note receivable was written down by $276,000 to a restated book value $24,000, to reflect the closing price of Parks! America, Inc. common stock at December 31, 2007. The note was previously recorded at its face value of $300,000.  The total impact of these corrections was a reduction in earnings of $422,914, or $0.01 per share. Net earnings have been restated to a net loss of $121,923, or $0.00 per share from a profit of $300,991, or $0.01 per share. The impact of this restatement was less than $0.01 per share, however due to rounding it appears as $0.02 per share (see Note 10 of the financial statements for more information).

In addition, on September 26, 2008, management of the Company concluded that its financial statements for the years ended December 31, 2007 and 2006, which are included in its Form 10-KSB for the years ended December 31, 2007 and 2006, did not properly account for the sale of the Crossroads Convenience Center and were deficient in various footnote disclosures required in accordance with United States Generally Accepted Accounting Principles, and, as a result, cannot be relied upon.  Accordingly, the Company has restated its financial statements for the years ended December 31, 2007 and 2006 in order to correct such errors.

Management has determined that, as of the December 31, 2008 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and has determined that there were material weaknesses in the Company’s internal control over financial reporting.  Management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In management’s opinion, our assessment as of December 31, 2008 regarding the existence of material weaknesses in our internal control over financial reporting relates to (1) the absence of adequate staffing, proper role descriptions, inadequate training and poor communication between offices, (2) the lack of controls or ineffectively designed controls, (3) the failure in design and operating effectiveness of information technology controls over financial reporting, and (4) failures in operating control effectiveness identified during the testing of the internal control over financial reporting.

Results of Operations Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The Company completed two significant strategic transactions in 2008, the purchase of the Missouri theme park and the reconveyance of its Park Staffing Services business back to the original owners effective January 1, 2009.

In addition, the Company reported several asset write downs and impairments totaling $938,259, or $0.02 per share at year end. The write downs were required to properly state the carrying value of certain assets at December 31, 2008 to their fair market value. See the Impairment discussion further down in this MD&A discussion for more details.

Net Sales

Total net sales increased more than $500,000  to $3.1 million primarily as a result of the startup of Wild Animal Inc. (hereafter Missouri park) which opened in March 2008.  The Missouri park generated $444,000 in net sales since opening in 2008.  The net sales of the Georgia theme park increased $67,000, or 3% as a result of higher pricing for admission to the park. Attendance at the Georgia theme park reached a new high at over 140,000, or 0.5% more than 2007.  Gasoline prices reached an all time high in 2008, negatively affecting visitor’s sentiment to travel. Management was pleased to report attendance did increase despite the all time high gasoline prices.

Total cost of sales increased $75,000  in 2008 as a result of adding the Missouri theme park. The Missouri park cost of sales were $81,000 since opening in March 2008.

Total gross margin increased $435,000  in 2008 because the Missouri park generated gross margin of $364,000 since commencing operations.  Wild Animal Safari Inc. (hereafter Georgia park) increased gross margin by $72,000.  The Georgia park had slightly higher operating expenses as a result of higher fuel cost to run its rental fleet ($24,000 increase), slightly higher advertising, insurance utilities and payroll taxes. Georgia’s payroll expense was $44,000 lower as a result of transferring $125,000 of officer payroll to Corporate.  The Georgia park’s EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) percentage of 37% exceeded our internal goal of 35%, so the Georgia park is performing very well.  We believe growth will come as we continue to build our reputation and word of mouth spreads that this park is a great family destination for families in the Georgia area.

Corporate spending increased $394,000 in 2008  as a result of transferring salaries of $125,000 out of the Georgia park and into corporate payroll, increased professional fees of $140,000 (primarily for outside accountants for compliance and financial reporting deficiencies) and greater spending on office rent and support services ($106,000 more in 2008). In March 2009, the corporate office was closed and moved to Pine Mountain, Georgia to reduce overhead spending.

The Company invested substantially in opening and starting up its new park in Missouri in 2008. This park reported a $211,000 loss from operations in its first nine months of operation and $338,000 negative contribution margin after including interest and depreciation. The Missouri park was run down and poorly operated in the past by its former owners, requiring us to make substantial and on-going improvements and for us to overcome past perceptions of the theme park. Our visitors are being built slowly, but it will take another year or so to get it to break even on operations, not including covering any depreciation and interest. This property has tremendous potential for growth in operating profit but it will take time to establish its reputation as a quality theme park.

The following table breaks down our continuing operations by subsidiary for 2008 versus 2007:

	Georgia Park		Missouri Park		Total
(in thousands)	2008	2007	2008	2007	2009	2008
Net Sales	2,663	2,596	444	Purchased	3,107	2,596
Cost of Sales	(347)	(351)	(80)	in Mar-08	(427)	(351)
Gross Profit	2,316	2,245	364		2,680	2,245
Gross Profit %	87%	86%	82%		86%	86%
Operating Expenses	(1,342)	(1,331)	(574)		(1,916)	(1,331)
Operating Profit / EBITDA	974	914	(210)		764	914
EBITDA %	37%	35%	-47%		25%	35%
Depreciation & Interest	(382)	(341)	(128)		(510)	(341)
Contribution Margin	592	573	(338)		254	573

The operations of the Georgia park remain strong.  The Missouri park is improving but is still losing money from operations. We expect Missouri to be generating a positive operating margin in 2010.

Expenses

General, administrative and selling expenses increased $980,000 to $3.0 million in 2008 with Missouri park spending $574,000 since opening. Spending at the Georgia park remained at approximately the same level as that of 2007.  Spending at Corporate headquarters increased $394,000 to $1.1 million as discussed above.

Depreciation and Amortization

Our depreciation and amortization expense increased $90,000 to $267,000 as a result of buying and opening the Missouri park in March 2008 ($61,000) and higher depreciation expense at Georgia for new assets placed in service in 2008.

Discontinued Operations and Other Unusual Changes

As stated earlier, the Company entered into an agreement on December 30, 2008 to re-convey the assets of Parks Staffing back to the original owners effective January 1, 2009. The agreement was for $616,080 less than the carrying value of the assets of Parks Staffing as of December 31, therefore goodwill and intangibles recorded on the Company’s books were reduced by this amount and reported as a loss on the sale of discontinued operations.

The Company wrote off $96,079 of Property and Equipment to impaired asset expense at December 31, 2008 for previously capitalized fees paid to appraisers, architects, attorneys, and surveyors contracted to develop expansion plans on 300 unused acres at the Georgia theme park. The expansion plan was abandoned in 2008 after management was unsuccessful at gaining proper zoning for this planned expansion and the entire capitalized cost was written off.

The Company wrote down the carrying value of securities in common stock that it received in exchange of services in 2007 to its year end listed market value of $10,500, a write down of $114,500. Further two different notes receivable were reduced to $3,000, a reduction of $111,600. The Treasure Bay receivable for $90,600 was written off the books and the Idaho convenience sale note was reduced from its restated value of $24,000 at December 31, 2007 to its current market value of $3,000 at December 31, 2008.

Summary of Discontinued Operations and Unusual Changes recorded in 2008:

Park Staffing – Loss on sale of discontinued operations	$616,080
Write off of Georgia park development costs	96,079
Devaluation of notes receivable	111,600
Change in market value of securities held	114,500

TOTAL	$938,259

Interest Expense

Interest expense increased $84,000 to $263,000 in 2008 as a result of acquiring the Missouri park in March 2008 ($66,000 interest expense). Georgia park interest increased $14,000 as a result of utilizing the line of credit for much of the year.

Net Loss  and Loss Per Share

The Company reported a loss of $1.5 million, or $0.03 per share, in 2008 versus a loss of $122,000, or $0.00 per share in 2007. The 2008 results of the Company were reduced by a $938,000 of asset write downs discussed above, startup losses of over $300,000 associated with opening the Missouri park, and increased corporate spending of $394,000. The Georgia park contributed slightly more in contribution margin in 2008 versus 2007. Included in discontinued operations is improvement in Park Staffing’s contribution margin of $238,000 as a result of 12 months versus 3 months last year.

By closing the corporate office in Santa Monica in March 2009, we expect to save $450,000 annually.

Liquidity and Capital Resources

Management believes that cash generated by or available to Parks! America may not be sufficient to fund its capital and liquidity needs for the near-term foreseeable future. Our working capital is negative $636,000 at December 31, 2008 as compared to $280,000 positive at December 31, 2007.

The cash flow from operating activities was a loss of $771,000 as compared to last year’s positive cash flow of $28,000. During 2008, the Company purchased Missouri park with $250,000 cash and seller financing of $1,750,000. In addition, the Company borrowed another $500,000 from a bank to fund improvements at the Missouri park. Furthermore, the Company used another $291,000 of its line of credit in 2008 to fund operations and capital spending.

Total debt (including the line of credit) at December 31, 2008 was $5.0 million versus $3.0 million last year. The Company paid down more than $500,000 in debt principal during 2008.

At December 31, 2008, after reporting $1.5 million loss including $938,000 from the loss on sale of discontinued operations ($616,080) and unusual changes ($322,179) for several asset write downs, the Company had equity of $2.4 million and total debt of $5.0 million, leaving the Company with a debt to equity ratio was 2.1 to 1. Last year’s debt to equity ratio was 0.77 to 1.

Our principal source of income is from cash sales, which may not provide sufficient cash flow to fund operations and service our current debt.  During the next twelve to twenty-four months, management will focus on improving the financial condition of the Company, by paying down short term debt and building cash reserves. This will be a very challenging time period as we work to recover from the loss generated in 2008 and our negative working capital position at year end.

Unrestricted cash was $73,000 at year end. We borrowed $321,000 on our line of credit leaving us an available balance of $129,000.  Capital spending will be kept to a minimum during the next twelve months as we strive to improve our financial condition.

Our current size and operating model leaves us very little room for mistakes. Our highest priority is to make the Missouri park operation profitable. The tightness in the financial markets could make it difficult for us to raise the needed capital to give us the time we may need to get the Missouri park profitable.  Any future capital raised by our company is likely to result in substantial dilution to existing stockholders.

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

An infinite number of variables can be posted that could have an effect on valuation of assets and liabilities.  For example, it is assumed that:

•

Revenue and profit growth at the theme parks will continue;

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS

Our financial statements and related notes are set forth at pages F-1 through F-22.

PARKS! AMERICA, INC and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

INDEX TO FINANCIAL STATEMENTS

__________

Page

CONSOLIDATED FINANCIAL STATEMENTS

Audit Opinions	F-2

Consolidated Balance Sheets	F-4

Consolidated Statements of Income	F-5

Statement of Stockholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 - F-23

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Parks! America, Inc.

Pine Mountain, Georgia

We have audited the accompanying consolidated balance sheet of Parks! America, Inc. and Subsidiaries as of December 31, 2008 and the related statements of income, changes in stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Parks! America, Inc. and Subsidiaries as of December 31, 2007 were audited by other auditors whose report dated May 12, 2009 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parks! America, Inc. and Subsidiaries as of December 31, 2008 and the results of its operations and cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Parks! America, Inc. will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 10. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan

May 13, 2009

MADSEN & ASSOCIATES, CPA’s Inc.	684 East Vine St, Suite 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors

Great American Family Parks and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Great American Family Parks and Subsidiaries at December 31, 2007 and 2006, and the consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Great American Family Parks and Subsidiaries at December 31, 2007 and 2006 and the consolidated statements of operations, and cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United states of America.

These financial statements have been revised and restated to include the recognition of a discontinued entity for year ended December 31, 2006 and to add subsequently disclosed additional expenses and the devaluation of a note receivable erroneously excluded for the year ended December 31, 2007.

Salt Lake City, Utah

April 11, 2008

/s/ Madsen & Associates, CPA’s Inc.

Except for the changes disclosed in Note 11 which is dated May 13, 2009

PARKS! AMERICA, INC and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

CONSOLIDATED BALANCE SHEETS

At December 31, 2008 and 2007

	Dec 31, 2008	Dec 31, 2007
ASSETS		(Restated)
CURRENT ASSETS
Cash-unrestricted	$72,814	$378,610
Cash-restricted	38,812	-
Stock (at market value)	10,500	125,000
Inventory	133,492	92,462
Advances and prepaid expenses	1,089	3,668
Prepaid insurance	99,474	78,221
Discontinued operations current assets	876,169	1,291,546
Total Current Assets	1,232,350	1,969,507

PROPERTY AND EQUIPMENT, net of depreciation
(includes discontinued P&E of $35,135 and $46,430)	7,128,412	4,834,874

OTHER ASSETS
Intangibles, net of amortization	18,690	22,067
Note receivable, Idaho Chevron	3,000	24,000
Note receivable, Treasure Bay, affiliate	-	90,600
Deposits	10,683	10,683
Discontinued operations other assets	446,667	1,169,311
Total Other Assets	479,040	1,316,661

TOTAL ASSETS	$8,839,802	$8,121,042

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,114	$10,109
Accrued expenses	359,638	101,836
Note payable – related party	201,861	60,922
Note payable – line of credit	321,000	30,000
Current maturities of long term debt	173,906	58,178
Discontinued operations current liabilities	801,640	1,428,841
Total Current Liabilities	1,868,159	1,689,886

LONG-TERM DEBT
Long-term obligations (includes discontinued operations
debt of $393,015 and $428,142, respectively)	4,541,162	2,556,513

STOCKHOLDERS’ EQUITY
Common stock;
300,000,000 shares authorized, at $.001 par value; 52,106,537
and 51,886,537 shares issued and outstanding respectively	52,106	51,886
Capital in excess of par value	4,460,890	4,443,510
Treasury Stock	(250)	-
Accumulated deficit	(2,082,265)	(620,753)
Total stockholders’ equity	2,430,481	3,874,643

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$8,839,802	$8,121,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2008 and 2007

	2008	2007
		(Restated)
NET SALES
Theme park admissions	$3,106,902	$2,596,031
Corporate & unallocated	-	520
Total Net Sales	3,106,902	2,596,551

COST OF SALES	426,490	351,275

GROSS PROFIT	2,680,412	2,245,276

OPERATING EXPENSES
Selling, general and administrative	3,002,012	2,021,965
Depreciation and amortization	266,694	177,018
Total Operating Expenses	3,268,706	2,198,983

INCOME (LOSS) FROM OPERATIONS	(588,294)	46,293

OTHER INCOME (EXPENSES)
Impairment of assets	(96,079)	-
Devaluation of notes receivable	(111,600)	(276,000)
Change in market value of equities	(114,500)	-
Other income and expenses	7,830	174,812
Interest expense	(263,180)	(178,996)
Gain (loss) on sale of assets	(3,323)	(15,654)
Total Other Income (Expenses)	(580,852)	(295,838)

NET LOSS BEFORE INCOME TAXES	(1,169,146)	(249,545)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(1,169,146)	(249,545)

LOSS ON SALE OF DISCONTINUED OPS	(616,080)	-

INCOME FROM DISCONTINUED OPERATIONS	323,717	127,622

NET LOSS	$(1,461,512)	$(121,923)

WEIGHTED OUTSTANDING SHARES (STATED IN 1,000’S)	52,106	51,887

NET LOSS PER SHARE	$(0.03)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

As of December 31, 2008

	Common Stock		Additional	Treasury	Accumulated
	Shares	Amount	Paid in Capital	Stock	Deficit	Total

Balance, December 31, 2005	44,946,537	$ 44,946	$ 3,384,650	$ -	$ (921,429)	$ 2,508,167

Issuance of common stock for services and expenses at $.15 per share	6,940,000	6,940	1,058,860	-	-	1,065,800

Net Income for the Year Ended December 31, 2006	-	-	-	-	422,599	422,599

Balance, December 31, 2006	51,886,537	51,886	4,443,510	-	(498,830)	3,996,566

Net Loss for the Year Ended December 31, 2007	-	-	-	-	(121,923)	(121,923)

Balance, December 31, 2007 (Restated)	51,886,537	51,886	4,443,510	-	(620,753)	3,874,643

Issuance of common stock to directors and officers	220,000	220	17,380	-	-	17,600

Treasury stock returned	-	-	-	(250)	-	(250)

Net Loss for the Year Ended December 31, 2008	-	-	-	-	(1,461,512)	(1,461,512)

Balance, December 31, 2008	52,106,537	$ 52,106	$ 4,460,890	$ (250)	$(2,082,265)	$ 2,430,481

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008 and 2007

	Dec 31, 2008	Dec 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net loss	$(1,461,512)	$(121,923)
Adjustments to reconcile net income to
net cash provided by operating activities
Depreciation & Amortization	260,778	177,018
Loss on the sale of assets	3,323	15,654
ST securities marked to market	114,500	-
Impaired asset write-downs	96,079	-
Share based compensation	17,350	-
Changes in
Inventory	(41,030)	(34,023)
Prepaid expenses, advances & deposits	(18,674)	7,496
Accounts payable & accrued expenses	257,807	(16,116)
Net cash provided by operating activities	(771,379)	28,106

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment stock	-	(125,000)
Increase in restricted cash	(38,812)	-
Changes in notes receivable	111,600	227,000
Increase in intangible assets	(6,200)	-
Purchase of land, property and equipment	(905,436)	(279,130)
Net cash used in investing activities	(838,848)	(177,130)

CASH FLOWS FROM FINANCING ACTIVITIES
Long term debt proceeds	522,000	-
Proceeds from and payments on loans – related parties	140,939	(100,432)
Change in short term line of credit	291,000	-
Payments on long-term debt	(136,496)	(56,773)
Net cash provided by financing activities	817,443	(157,205)

CASH FLOWS FROM (USED IN) DISCONTINUED OPERATIONS	486,988	(650,304)

NET CHANGE IN CASH	(305,796)	(956,533)
Cash at beginning of period	378,610	1,335,143
Cash at end of period	$72,814	$378,610

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for interest expense	$291,591	$190,519
Cash Paid for income taxes	$-	$-

SUPPLEMENT DISCLOSURE OF NON-CASH ACTIVITIES
Noncash investments in property and equipment
through financing arrangements	$1,750,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1.

ORGANIZATION

Parks America, Inc. (hereafter “Parks!” or the “Company” together with its subsidiaries) is formerly Royal Pacific Resources, Inc a Nevada corporation formed during 2002 for the purpose of merging with Painted Desert Uranium and Oil Company, Inc., a Washington corporation, incorporated in 1954, with the merger being completed on July 25, 2002.

The Company owns and operates two regional theme parks (see note 6 regarding reconveyance of staffing agency effective January 1, 2009 which is treated as discontinued operations for financial reporting purposes) all within the United States. The parks are open year round but experience seasonal attendance.

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

On June 13, 2005, the Company acquired the Georgia theme park outlined in note 3.

On September 30, 2007, the Company acquired assets from TempServe LLC outlined in note 6.

On March 6, 2008, the Company acquired assets for a Missouri theme park outlined in note 7.

On June 11, 2008, the Company changed its name from Great American Family Parks, Inc. to Parks! America, Inc.

On January 1, 2009, the Company reconveyed Park Staffing Services LLC back to the original owners outlined in note 6.

2.

  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The audited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein.  All such adjustments are of a normal and recurring nature.

Accounting Method:  The Company recognizes income and expenses based on the accrual method of accounting.

Reclassifications: Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2.      SIGNIFICANT ACCOUNTING POLICIES - continued

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

Basic and diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding in each period.  Potentially dilutive shares, consisting of 14,300,000 warrants, are not included in the calculation of diluted loss per share because their effect is anti-dilutive.

Revenue Recognition:  The major source of income is received from theme park admissions. Theme park revenues from admission fees are recognized upon receipt of the cash at the time of our customers’ visit to the parks.  No theme park ticket sales are made in advance.  Short term seasonal passes are sold primarily during the summer seasons and are negligible to our results of operations and are not material.

Trade Accounts Receivable:  The theme parks are a cash business therefore there are no receivables on the books of the Company.

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

Financial and Concentrations Risk:  The Company does not have any concentration or related financial credit risks except for cash, accounts receivable and notes receivable, however, the Company considers the accounts to be fully collectible at the recorded amounts.  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has written down its notes receivable by $276,000 in 2007 and $111,600 in 2008 to their current value.

Principles of Consolidation:  The accompanying consolidation financial statements include the accounts of Parks America, Inc. (parent or corporate), and its subsidiaries (Wild Animal Safari, Inc in Georgia and Wild Animal, Inc. in Missouri).  Park Staffing Services, LLC is reported as a discontinued operation.  Results of operations and cash flows are included for the period subsequent to the acquisition dates and include the accounts of Wild Animal Safari, Inc. and Wild Animal, Inc.  All material inter-company accounts and transactions have been eliminated in consolidation.

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

PARKS! AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2.

SIGNIFICANT ACCOUNTING POLICIES – continued

Advance from Factor:  The Company used a factor for cash flow and receivables administration purposes for its Park Staffing business.  The factor is an entity owned by the shareholders of Computer Contract Service, Inc. (CCS), an entity from which, the Company acquired the assets of TempServ (See Note 6). Under the factoring agreement, the factor purchases certain trade accounts receivable and assumes minimal credit risks with respect to such accounts for a factoring charge negotiated as a percentage of the invoice amount assigned.  The Company may also obtain advances against the receivables assigned.  The Company is contingently liable to the factor for merchandise disputes, customer claims, and the like, on receivables sold to the factor.  The factor holds a security interest in certain receivables.  Accordingly, the Company has presented its accounts receivables related to the Park Staffing business in the discontinued current assets at net realizable value and presented its borrowings from the factors in its discontinued operations current liability. As of December 31, 2008, the Company was responsible for the collection of its receivables which were $810,320 (net of a reserve for uncollectible accounts of $63,049). Park Staffing had factored $669,152 which is included in its discontinued current liabilities balance at December 31, 2008.

Property and Equipment:  Property and equipment are stated at cost.  Depreciation is computed on the straight line method over the estimated useful lives of the assets, which range from five to thirty nine years.  A summary is included below.

	2008	2007
Land	$2,505,180	$1,762,005
Buildings	2,906,466	2,257,500
Facilities and Improvements	688,720	480,652
Furniture & Fixtures	105,484	67,443
Ground Improvements	749,945	0
Park animals	584,168	474,501
Rides & entertainment	40,000	0
Vehicles	157,772	59,139
Development Costs	0	100,966
Subtotal	7,737,735	5,202,206
Accumulated Depreciation	(644,458)	(413,762)
Total Assets from Continuing Operations	7,093,277	4,788,444
Net Assets from Discontinued Operations	35,135	46,430
Total Net Assets	$7,128,412	$4,834,874

Inventory:  Inventory consists of park supplies, and is stated at the lower of cost or market.  Cost is determined on the first-in, first-out method. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly.

PARKS! AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2.

SIGNIFICANT ACCOUNTING POLICIES – continued

Goodwill:  Goodwill was initially recorded as the excess of the purchase price over the fair value of the net assets acquired.  Goodwill is not amortized.  We are required to evaluate goodwill for impairment on at least an annual basis, or sooner if required to do so. On December 30, 2008, the Company signed an agreement with the prior owners of Park Staffing Services to re-convey the business back to the original owners effective January 1, 2009.

Other Intangible assets:  Other intangible assets include franchising fees, loan fees, payroll software, intangibles or continuing contracts and a covenant not to compete are reported at cost. Franchising and loan fees are amortized over a period of 60 months and payroll software over a period of 36 months.

Impairment of Long-Lived Assets:  The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If an asset is considered impaired, then impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.  The Company wrote off $96,079 of development cost associated with plans to expand its Georgia theme park which were abandoned in 2008 since we were unable to acquire the proper zoning authorizations to proceed with future development.

Financial Instruments:  The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short-term maturities. Securities that are publicly traded are valued at their fair market value based as of the balance sheet date presented.

Stock Based Compensation:  Prior to January 1, 2006 the company accounted for stock based compensation under recognition and measurement principles of SFAS No. 123 and as permitted under APB Opinion No. 25, and related interpretations.  Effective January 1, 2006 the company adopted FAS 123R using the modified prospective method which recognizes compensation costs on a straight-line basis over the requisite service period of the awaSFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as cash inflows from financing activities and cash outflows from operating activities.  The company also applies SFAS No. 123R and EITF No. 96-18 stock based compensation to non-employees. No activity has occurred in relation to stock options and warrants during any of the periods ended December 31, 2008.  The Company awards shares to its Board of Directors for service on the Board. The shares issued to the Board are restricted shares under Rule 144.  The Company recognizes the expense based on the share price at time of the grant. Directors were granted 25,000 shares for their service in 2008.

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

PARKS! AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2.

SIGNIFICANT ACCOUNTING POLICIES – continued

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, “Financial Statements – Materiality”, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. The Company has restated its 2007 financial statements for correction of two errors (see note 10).

PARKS! AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2.

SIGNIFICANT ACCOUNTING POLICIES – continued

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected by the FASB to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company has evaluated all of the assets on its balance sheet and made adjustments to reflect their fair market value as of the date of the reported period. Several write downs were recorded to common stock securities and notes receivable to their current fair market value.

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

PARKS! AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

3.

  NOTES RECEIVABLE – OTHER ASSETS

On December 31, 2007 the Company had a no interest demand loan due from a non related affiliate of $90,600. The entire balance of this loan was impaired in 2008 due to the improbability of collection.

On Oct 31, 2006 the company received a note receivable from Idaho Center Chevron in the amount of $300,000.  The note is a five year note with interest accruing at 8% per annum.  The note receivable was subsequently valued at security interest value by management as a subsequent event.  The note was valued at $3,000 and $24,000 on December 31, 2008 and 2007, respectively.

4.

LONG-TERM DEBT

	December 31, 2008	December 31, 2007

The Commercial Bank and Trust of Troup County loan will be repaid in monthly installments based on a twenty year amortization schedule.  The interest rate on the loan is 7.75% for the first five years.  The interest rate will be renegotiated at the end of the initial five years of the payment term on November 17, 2010, but as part of the refinancing the bank has agreed to extend the payment term for an additional fifteen years after November 17, 2010, subject to no default.  The loan is secured by a first priority security agreement and a first priority security deed on the Wild Animal Safari theme park assets.  The current loan requires a monthly payment of $19,250.

	$2,128,371	$2,186,549

In addition, on November 17, 2005, Wild Animal Safari, Inc. (subsidiary) obtained a line of credit loan from Commercial Bank & Trust Company of Troup County for working capital purposes in the principal amount of $200,000. This line of credit loan is renewable annually, subject to the satisfactory performance by Wild Animal Safari theme park assets. The line of credit was drawn down to $195,000 as of December 31, 2008 leaving $5,000 available. All advances are recorded as current liabilities.	-	-

On February 27, 2008, the bank issued a note payable for $22,000 for the purchase of a vehicle with an interest rate of 7.1% per annum. The loan is being amortized over five years.	18,760	-

On September 30, 2007 Park Staffing Services, LLC (Subsidiary) also issued a note payable to EDLA, LLC, a related party, in the amount of $200,000 for the remainder of the debt incurred in the purchase of the Park Staffing Services temp agency. The note required interest at a rate of 6% and 12 monthly payments of $17,643 beginning March 31, 2008 and has been paid.	-	200,000

PARKS! AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

4.

LONG-TERM DEBT – continued

	December 31, 2008	December 31, 2007

On March 5, 2008 Wild Animal, Inc. (Subsidiary) issued a note payable to Oak Oak, Inc. in the amount of $1,750,000 for debt incurred in the purchase of the Wild Animal theme park.  The note required interest at a rate of 8%, 36 monthly payments of $12,841, and a final balloon payment at the end of the 3rd year.  Buyer additionally has the right to extend the loan for 2 more years in exchange for $50,000 principle and $20,000 in the Company stock in addition to the monthly payment.  On the 60th payment the balloon is due in full.  Buyer will be entitled to a 10% discount of the then balance, if paid in full on or before the 5 year balloon payment.  Discount option will be forfeited if not exercised with in the 60 months.

	1,739,145	-

On March 5, 2008 Wild Animal, Inc (Subsidiary) obtained a loan from Commercial Bank & Trust in the amount of $500,000 to improve and upgrade facilities of the Wild Animal theme park. The note required interest at a rate of 7.25% and 60 monthly payments of $9,986. In addition a line of credit was extended for $250,000 until March 7, 2010 on a variable rate with the initial rate being 6%. At December 31, 2008, the line was drawn down to $126,000 leaving $124,000 available.	435,777	-
	4,322,053	2,386,549
Less current portion of long-term debt	(173,906)	(392,536)
	$4,148,147	$1,994,013

At December 31, 2008 the scheduled future principal maturities for all notes are as follows:

Period Ending
December 31	Amount
2009	$173,906
2010	187,567
2011	202,303
2012	218,200
2013	235,200
Thereafter	3,304,877
Total	$4,322,053

On September 30, 2007, Park Staffing Services, LLC (Subsidiary) issued a note payable to Computer Contract Services, Inc. in the amount of $562,500 for debt incurred in the purchase of the Park Staffing Services temp agency. The note required interest at a rate of 6% and 36 monthly payments of $17,290 beginning January 1, 2008. This loan was reconveyed on January 1, 2009 and was reported as discontinued operations.	$393,015	$562,500

PARKS! AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

5.

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

During 2005 the Company completed an offering of 11,128,000 common shares for cash.  Included as part of the sale were warrants to purchase 11,128,000 common shares at any time before June 23, 2010 at an exercise price of $0.35. The Company had estimated the value of the warrants to be approximately $612,040 at the time of issue. The options were valued using the Black Scholes pricing model. The underlying assumptions used were: Grant date fair value of $0.30, exercise price of $0.35, risk free rate of 4.23%, volatility of 138.53% and term of 5 years. Since the stock price has never exceeded the exercise price of $0.35 and the warrants will expire in 2010, the Company will recognize the value of the consideration at the time as additional goodwill. As of the date of this report none of the warrants had been exercised and no value has been recognized.

In the first three months of 2008, 220,000 shares of stock were issued for directors’ fees and stock bonuses to two key employees and expensed.  These shares were valued based on the market price as of the date of issuance and stock based compensation expense of $17,600 was recognized during the three months ended March 31, 2008. Also during 2008, shares issued to a Stan Harper as a board member were returned as part of the reconveyance agreement of Park Staffing and recorded as treasury stock in the amount of $250.

As policy, capital stock shares issued for services or expenses are valued based on market price on the date of issuance.

6.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors and their controlled entities have acquired 29% of the outstanding common stock of the Company.  For the years ended December 31, 2008 and 2007, the Company paid salaries of $374,000 and $307,000, respectively.

As of December 31, 2008, the Company had an interest bearing demand loan due to Larry Eastland’s wholly owned company, LEA Management Company of $201,861.  Park Staffing Services provided LEA Management services during 2008 and have accounts receivable of $62,520 as of December 31, 2008 (see Note 9).

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

The President and Chief Executive Officer of the company is eligible to receive a bonus equal to two percent (2%) of the annual gross pre-tax income determined quarterly based on the filing of the 10Q report with the SEC, subject to the provision that said annual gross pre-tax income amounts to at least the sum of Five Hundred Thousand Dollars ($500,000).  Said payment was required to occur within thirty (30) days following the filing of the 10Q report.  Any overpayment of said bonus shall be deducted from Eastland’s salary at a rate not to exceed $10,000 per month. As of this report, no bonus was earned. This contract became null and void with his resignation on March 28, 2009.

PARKS! AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

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

During the Company’s ownership of Park Staffing Services LLC until June 2008, the son-in-law of Mr. Eastland, Chairman and CEO of Parks America was employed as the managing director of Park Staffing at a salary of $120,000 per year. On June 16, 2008, he was terminated and received severance pay of six months.

7.

DISCONTINUED OPERATIONS AND RECONVEYANCE OF TEMPSERVE ASSETS, NOW RENAMED PARK STAFFING SERVICES, LLC

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

The consideration for the assets acquired by the Company was an aggregate of $1,162,500, consisting of $400,000 in cash, a promissory note in the principal amount of $562,500 shall be paid out of the cash flow of Park Staffing Services in 36 equal monthly installments, in the amount of $17,292.41 each, commencing on January 1, 2008, and continuing through December 1, 2010, and a warrant to purchase 5,000,000 shares of common stock at $0.05 per share.  The warrant was cancelled and will not be exercised.  See note 6.

A note payable to EDLA, LLC, a related party entity controlled by the Chairman and CEO of Parks America, in the amount of $200,000 for the remainder of debt incurred in the purchase of the Park Staffing Services.  The note required interest at a rate of 6% and 12 monthly payments of $17,643 beginning March 31, 2008.  The entire balance of this loan was paid off during 2008.

PARKS! AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

7.

ACQUISITION AND RECONVEYANCE OF TEMPSERV ASSETS, NOW RENAMED PARK STAFFING SERVICES, LLC (continued)

The purchase price was allocated as follows:
Furniture and fixtures	$50,000
Goodwill	671,000
Continuing contracts	391,500
Covenant not to compete	50,000
Total assets acquired	1,162,500

Total consideration paid consists of:
Note payable-Computer Contract Service Inc	(562,500)
Note payable-EDLA LLC	(200,000)
Cash for purchase	(400,000)
Total Consideration	(1,162,500)
Cash for purchase	(400,000)
Cash for operations	(25,000)
Prepaid deposit and insurance	(97,683)
Total consideration paid	$(522,683)

On December 30, 2008, an agreement was executed that reconveyed this segment to CCS, the original owner,  effective January 1, 2009, in exchange for $50,000 cash, 5,000,000 warrants of the Company’s common stock and the outstanding debt balance owing CCS of $393,015. The Company recorded a loss on sale of discontinued operations of $616,080 at December 31, 2008 to reflect this purchase price.

The economic downturn at year end caused major clients of Park Staffing to cancel business at year end. Change in regulation of workman’s compensation insurance further impaired the viability of the segment. The segment was treated as a discontinued segment of the Company in its financial statements.  The Company will retain the accounts receivables, other current assets and all accrued expenses as of December 31, 2008.

8.

ASSET PURCHASE OF LAND AND PROPERTY, NOW NAMED WILD ANIMAL, INC.

On March 6, 2008 the Company entered into an Asset Purchase Agreement with Oak Oak, Inc. to acquire real property and certain assets formally leased and operated by Animal Paradise, LLC for $2 million. (The facilities were renamed Wild Animal, Inc and the subsidiary was incorporated under Missouri law).

Wild Animal, Inc., located in Strafford, Missouri near Springfield, is a ride-through wild animal park similar to the previously acquired Wild Animal Safari theme park in Georgia.

The Company acquired land, land improvements, buildings and structures, equipment, fixtures, and inventory. The animals were acquired subsequent to the purchase.  Proforma results of operations have not been presented for the period prior to the transaction as such results were not available.

PARKS! AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

8.

ASSET PURCHASE OF LAND AND IMPROVEMENTS, NOW RENAMED WILD ANIMAL, INC.

The Missouri assets were purchased with $250,000 cash and a mortgage to the seller for $1,750,000 (see note 3 for terms of the loan).

The purchase price was allocated as follows:

Land	$727,650
Buildings	418,300
Equipment	121,050
Improvements	733,000
Total assets acquired	$2,000,000

Since acquiring this theme park in March 2008, the Company has invested more than $450,000 for improvements and equipment to bring it up to our standards of operation. These improvements were financed with additional borrowings discussed in note 3.

9.

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

10.

GOING CONCERN

The Company has a negative working capital, has incurred operating losses in its two most recent fiscal years, and its operating activities have required financing from outside institutions and related parties.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company may continue to need outside financing to support its internal growth.

11.

SUBSEQUENT EVENTS

Effective March 28, 2009, Larry Eastland resigned as Chairman and Chief Executive Officer to the Board of Directors of the Company.  There were no disagreements between Mr. Eastland and the Company which led to his resignation.  In connection with his resignation, the Company entered into a mutual release with Mr. Eastland and also agreed to a severance package under which Mr. Eastland shall receive his base salary for a period of six months. The Company and Mr. Eastland agreed to mutually forgive all amounts owed each other for services provided to each other. The Company owed LEA Management, Mr. Eastland’s wholly owned company, approximately $200,000 as of the date of the separation agreement and LEA Management owed the Company nearly $63,000 for services provided by its Park Staffing Services subsidiary. See note 6 Significant Transactions With Related Parties.

PARKS! AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

11.

SUBSEQUENT EVENTS – continued

Effective March 28, 2009, Richard W. Jackson, resigned as a member of the Board of Directors and as the Company’s Chief Financial Officer.  There was no disagreement or dispute between Mr. Jackson and as the Company’s Chief Financial Officer which led to his resignation. In connection with his resignation, the Company entered into a mutual release with Mr. Jackson and also agreed to a severance package under which Mr. Jackson shall continue to receive his base salary for a period of six months.

On March 28, 2009, the Board of Directors of the Company appointed Tristan R. Pico to serve as the Company’s Chief Executive Officer. Mr. Pico has served as a member of the Company’s Board of Directors since March 2006 and as Secretary since October 2006.

On March 28, 2009, the Board of Directors of the Company appointed Dale Van Voorhis to serve as the Company’s Chairman of the Board and Chief Operating Officer, Mr. Van Voorhis was appointed to the Company’s Board of Directors on March 13, 2009.

On March 28, 2009, the Company appointed Jon Laria, CPA interim Chief Financial Officer.

On March 31, 2009, the Company closed its corporate office in Santa Monica California and is moving its corporate office to its Georgia’s theme park location at 1300 Oak Grove Road, Pine Mountain, GA 31822.

The Company recorded a net charge of $73,000 in March 2009 reflecting severance, office lease termination expense, corporate office relocation, and the write off of the Company’s accounts receivable and notes payable to LEA Management.

12.

CORRECTIONS OF ERRORS; RESTATEMENTS AND DISCONTINUED OPERATIONS

The December 31, 2007 consolidated balance sheet has been restated to correct the note receivable, related party and account for discontinued operations.

The December 31, 2007 consolidated statement of operations has been restated to reflect additional expenses, impairment and discontinued operations. Sales and revenues were divided into segment, sources and the discontinued operations were isolated and defined.  Additional operating expenses were subsequently disclosed and accounted for as expenses in 2007.

The consolidated statement of cash flows is corrected and expanded reflect the balance sheet and statement of operations discussed above.

The footnotes are expanded and clarified.

The following are the before and after balances as restated:

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

12.

CORRECTIONS OF ERRORS AND RESTATEMENTS AND DISCONTINUED OPERATIONS – continued

The following are the before and after balances as restated:

Year Ending
December 31, 2007
Consolidated Balance Sheet
Current Assets
Before	$1,969,507
After	$1,969,507
Property and Equipment, net of depreciation
Before	$4,834,874
After	$4,834,874
Other Assets
Before	$1,592,661
After	$1,316,661
Current Liabilities
Before	$1,543,366
After	$1,689,886
Long –Term Debt
Before	$2,556,513
After	$2,556,513

Consolidated Statement of operations
Sales
Before	$4,907,037
Less discontinued operations	(2,310,486)
After	$2,596,551
Cost of Sales
Before	$2,227,420
Less discontinued operations	(1,876,145)
After	$351,275
Gross Profit
Before	$2,679,617
Less discontinued operations	(434,341)
After	$2,245,276
Operating Expenses
Before	$2,347,265
Correction of error	146,914
Less discontinued operations	(295,196)
After	$2,198,983
Net Profit (Loss) from Operations
Before	$332,352
Correction of error	(146,914)
Less discontinued operations	139,145
After	$185,438
Net Profit (Loss)
Before	$300,597
After	$(123,923)

PARKS! AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

12.

CORRECTIONS OF ERRORS AND RESTATEMENTS AND DISCONTINUED OPERATIONS – continued

Restated Consolidated Statement of Cash Flows
Net change from operations
Before	$3,972
After	$28,106
Cash flows from investing activities
Before	$(1,490,629)
After	$(177,130)
Cash flows from financing activities
Before	$705,726
After	$(157,205)
Cash flows from discontinued operations
Before	$-
After	$(650,304)

13.

OPERATIONS BY SEGMENT

				Total	Park Staffing
Year ended December 31, 2008	Theme Parks	Corporate & Unallocated	Intercompany Adjustments	Continuing Operations	Discontinued Operations	Total Consolidated

Net revenue	$ 3,106,902	$ -		$ 3,106,902	$ 9,007,027	$ 12,113,929
Income from operations	502,747	(1,091,041)		(588,294)	366,262	(222,032)
Income before provision for income taxes	(384,164)	(618,106)	(16,875)	(1,019,145)	(442,367)	(1,461,512)

Year ended December 31, 2007
Net revenue	$ 2,596,031	$ 520		$ 2,596,551	$ 2,310,486	$ 4,907,037
Income (Loss) from operations	742,692	(696,398)		46,294	139,144	185,438
Income before provision for income taxes	589,672	(839,216)		(249,544)	127,621	(121,923)

Total Assets	December 31, 2008	December 31, 2007
Theme Parks	$ 4,620,741	$ 2,489,630
Corporate and unallocated	3,356,025	3,646,809
Assets from Continuing Operations	7,976,766	6,136,439
Park Staffing – Discontinued Operations	863,036	1,984,603
Total assets	$ 8,839,802	$ 8,121,042

PARKS! AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

14.

CONSOLIDATING STATEMENT OF OPERATIONS BY ENTITY

	Corporate	Georgia	Missouri	Consolidated Continuing Operations		Park Staffing Discontinued Operations	Total
Description	12/31/08	12/31/08	12/31/08	12/31/08	Adjustments	12/31/08	12/31/08

Income	$ -	$2,663,242	$443,660	$ 3,106,902		$9,007,027	$ 12,113,929
Cost of Goods Sold	-	346,615	79,876	426,491		7,262,726	7,689,217
Gross Margin	-	2,316,627	363,784	2,680,411		1,744,301	4,424,712
Operating Expenses	1,085,125	1,342,419	574,468	3,002,012		1,272,427	4,274,439
Net Operating (Profit) Loss - EBITDA	1,085,125	(974,208)	210,684	(321,601)		(471,874)	(150,273)
Net Other (Income)/Expenses	(467,019)	1,028,667	119,023	680,671	16,875	914,241	1,611,787
Net Loss	$ 618,106	$ 54,459	$329,707	$ 1,002,272		$ 442,367	$ 1,461,512

15.

CONSOLIDATING BALANCE SHEET BY ENTITY

				Total	Discontinued
	Corporate	Georgia	Missouri	Continuing	Operations	Total
Description	12/31/2008	12/31/2008	12/31/2008	Operations	12/31/2008	12/31/2008

Current Assets	$ 40,066	$ 236,232	$ 79,883	$ 356,181	$ 876,169	$ 1,232,350
Fixed Assets	-	4,696,403	2,396,873	7,093,276	35,136	7,128,412
Intangible asset	-	13,523	5,167	18,690	407,880	426,570
Investments	3,306,176	(2,511,240)	(300,000)	494,936	(494,936)	-
Other assets	9,783	3,900	-	13,683	38,787	52,470
Total Assets	$ 3,356,025	$ 2,438,818	$2,181,923	$ 7,976,766	$ 863,036	$ 8,839,802

Current Liabilities	$ 448,385	$ 332,604	$ 285,528	$ 1,066,517	$ 801,641	$ 1,868,158
Long term notes	-	2,079,975	2,068,172	4,148,147	393,015	4,541,162
Intercompany	17,047	(174,977)	157,930	-	-	-
Stockholders Equity	2,890,592	201,216	(329,707)	2,762,101	(331,620)	2,430,481
Total Liabilities and Stockholders Equity	$ 3,356,025	$ 2,438,818	$2,181,923	$ 7,976,766	$ 863,036	$ 8,839,802

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 8, 2008, the Company received notification from Madsen & Associates, Inc. (“Madsen”) that it was resigning as the Company’s independent registered public accounting firm.

During the fiscal year ended December 31, 2007, and any subsequent period through July 16, 2008, (i) there were no disagreements between the Company and Madsen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Madsen would have caused Madsen to make reference to the matter in its reports on the Company's financial statements, and (ii) Madsen’s reports on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 31, 2007 and through July 16, 2008, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-K.

On July 28, 2008, the Company provided Madsen with a copy of the disclosures it is making in response to Item 4.01 on its Form 8-K filed with the SEC on July 28, 2008, and requested that Madsen furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  A copy of Madsen’s letter was filed on Amendment No. 1 to the Company’s Form 8-K which was filed with the SEC on August 1, 2008..

On July 16, 2008, the Company engaged Stonefield Josephson, Inc. (“Stonefield”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2008. The change in the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on June 18, 2008.

During the year ended December 31, 2007 and any subsequent period through July 16, 2008, the Company did not consult with Stonefield regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to (a)(1)(iv) of Item 304 of Regulation S-K.

On April 8, 2009, the Company dismissed Stonefield as the Company’s independent registered public accounting firm.  The dismissal of Stonefield was approved by the Company’s Board of Directors on April 7, 2009.

Stonefield has not issued a report on the Company’s financial statements for years ended December 31, 2008 or December 31, 2007. During the fiscal year ended December 31, 2008, and any subsequent period through April 16, 2009, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-K.

On April 16, 2009, the Company provided Stonefield with a copy of the disclosures it is making in response to Item 4.01 on its Form 8-K filed with the SEC on April 17, 2009, and requested that Stonefield furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements   On April 8, 2009, the Company engaged Maddox Ungar Silberstein, PLLC (“Maddox”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2008. The change in the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on April 7, 2009.

During the year ended December 31, 2008 and any subsequent period through April 16, 2009, the Company did not consult with Maddox regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to (a)(1)(iv) of Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2008, as further described below.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Overview

Internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Management is responsible for establishing and maintaining adequate internal control over financial reporting for Parks! America.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has used the framework set forth in the report entitled “Internal Control -- Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of Park! America’s internal control over financial reporting.  As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008.

Management’s Assessment

Management has determined that, as of the December 31, 2008 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and has determined that there were four general categories of material weaknesses in Park! America’s internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of December 31, 2008, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In management’s opinion, our assessment as of December 31, 2008 regarding the existence of material weaknesses in our internal control over financial reporting relates to (1) the absence of adequate staffing, proper role descriptions, inadequate training and  poor communication between offices, 2) the lack of controls or ineffectively designed controls, (3) the failure in design and operating effectiveness of information technology controls over financial reporting, and (4) failures in operating control effectiveness identified during the testing of the internal control over financial reporting.  Management and our audit committee have assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting.

The material weaknesses we have identified include:

Deficiencies pertaining to a lack of communication between our Corporate headquarters and the finance department. The Company’s headquarters were based in Santa Monica CA while the primary finance function was based in Boise ID and performed on a part-time basis. The Company had no formal policies in place regarding disbursement of funds from the Company’s headquarters. Significant funds were spent and not reported as a result of poor communication between HQ and the finance function.

Deficiencies pertaining to the lack of controls or ineffectively designed controls.  Our control design analysis and process walk-through disclosed a number of instances where review approvals were undocumented, where established policies and procedures were not defined, and controls were not in place. Need to have formal budgets and process for variance spending

Deficiencies related to information technology control design and operating effectiveness weaknesses.  This material weakness resulted from the absence of key formalized information technology policies and procedures and could result in (1) over reliance on spreadsheet applications without quality control assurances and (2) lack of standardized process and formal policies for preparing consolidated financial reports..  These factors could lead to material errors and misstatements to financial statements occurring without timely detection.

Deficiencies related to failures in operating effectiveness of the internal control over financial reporting.  Certain internal control procedures were developed during 2008.  When testing occurred to confirm the effectiveness of the internal control over financial reporting, controls were not operating effectively.  Insufficient time remained to remediate these material weaknesses prior to year-end.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, we have initiated or intend to initiate a number of remediation measures to address the control deficiencies and material weaknesses identified above.  The remediation measures include or are expected to include the following:

•	Hiring of more qualified and experienced accounting personnel to perform month-end reviews and closing processes as well as to allow additional oversight and supervision.

•	Reassigning and altering functional responsibilities among new and existing employees to provide appropriate segregation of duties among functional groups within the Company.

•	Updating of our policies and procedures along with control matrices and implementing testing procedures to ensure ongoing compliance.

•	Establishing programs to provide ongoing training and professional education and development plans for accounting department personnel.

•

Contract additional information technology staffing and implementing information technology policies and procedures to ensure adequate system controls are in place and compliance testing occurs on a regular basis.

•	Restoring our executive management team with qualified and experienced business leaders to provide day-to-day management oversight and strategic direction.

We intend to adopt additional remediation measures related to the identified control deficiencies as necessary as well as to continue to evaluate our internal controls on an ongoing basis in order to upgrade and enhance when appropriate.  Our audit committee has taken an active role in reviewing and discussing the internal control deficiencies with our auditors and financial management.  Our management and the audit committee will actively monitor the implementation and effectiveness of the remediation efforts undertaken by our financial management.

The Board of Directors and our audit committee have assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting. The Corporate office in Santa Monica, CA was closed and all accounting and corporate records will be maintained in Pine Mountain, GA.  This will reduce overhead cost and improve our internal controls over disbursing funds and financial reporting, The Board of Directors reinstated Dale Van Voorhis as Chief Operating Officer and elected him as the Chairman of the board. In addition, Tristan Pico, prior member of the board, was hired as the new Chief Executive Officer and Jon Laria, CPA was recruited as the new interim Chief Financial Officer.  Furthermore, the board engaged the services of a new accounting firm.

The Board of Directors accepted the resignation of Larry Eastland, Chairman and Chief Executive Officer, and Richard Jackson, Chief Financial Officer, on March 28, 2009.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Our executive officers and directors are as follows:

Name	Age	Position
Tristan R. Pico	62	CEO and Director
Dale Van Voorhis	67	Chief Operating Officer and Director
Jon Laria	49	Chief Financial Officer
Christopher Eastland	36	Director
Jim Meikle	67	Director
Jeff Lococo	52	Director

Tristan R. Pico

Tristan R. Pico was appointed as our Chief Executive Officer on March 28, 2009.  He has been a director of the Company since March 2006 and Secretary since October 2006. Since 1994, Tristan R. Pico has been a partner of Pico & Associates, a tort litigation firm specializing in construction litigation and product liability. Since 1994, Mr. Pico has also served as a pro bono mediator and arbitrator at the Los Angeles Superior Court. Mr. Pico is a member of the Consumer Attorneys Association of Los Angeles and of the Consumer Attorneys Association of California. Mr. Pico holds a Bachelor of Arts degree from Brigham Young University and a Juris Doctor degree from the University of Southern California’s Gould School of Law.

Dale Van Voorhis

Dale Van Voorhis was appointed as our Chief Operating Officer on March 28, 2009. Mr. Van Voorhis was re-appointed to our board of directors on March 13, 2009.  Mr. Van Voorhis previously served as a Director of the Company from December 2003 through December 2006.  During his previous tenure at Parks! America, Inc., Mr. Van Voorhis served on the Company’s Audit Committee as Chairman and Financial Expert.

Dale Van Voorhis previously served as Chief Financial Officer, President and Director of GFAM Management Corporation from December 2003 through December 2006.  In addition, Mr. Van Voorhis has been the President of Amusement Business Consultants, Inc., an amusement industry consulting company, since its inception in 1994.

Dale Van Voorhis was President and CEO of Funtime Parks Inc. from 1982 until 1994. Funtime Parks consisted of three parks in New York and Ohio and they generated total attendance of 2.6 million visitors in 1993. The Company  sold the three parks for $60 million. Mr. Van Voorhis has over forty years experience in the amusement / entertainment industry.

Christopher Eastland

Christopher Eastland has been a Director of the Company since May 2006. Christopher Eastland is currently a Partner of Seidler Equity Partners, a private equity investment firm based in Los Angeles, California.  He is involved in all firm investment activities, including deal sourcing, transaction structuring and negotiating and monitoring of portfolio investments.  Prior to joining Seidler Equity Partners in early 2004, Chris was a transactional attorney at the law firm O’Melveny & Myers LLP since 1999.  His practice focused principally on mergers and acquisitions and private equity investment, as well as representation of public and private companies in commercial transactions.  Chris received a B.S. in business administration and entrepreneurial studies from the University of Southern California and a J.D. from the University of Southern California.  He is a member of the State Bar of California.

Jim Meikle

Jim Meikle has been a Director of the Company since May 2006. He also is President of Wild Animal Safari, Inc., and Wild Animal, Inc, wholly owned subsidiaries of the Company.  Since 1994, Jim Meikle has served as Vice President of Amusement Business Consultants, Inc., an entertainment industry consulting company based in Ohio. Since 1994, Mr. Meikle has also been the owner of Turk-Meikle Construction, Inc., a general contracting business in Ohio.  Mr Meikle has worked in the amusement / entertainment industry for over 45 years in various management operations positions at Cedar Point, Inc. and Funtime Parks, Inc

Jeff Lococo

Jeff Lococo has been a Director of Parks! America, Inc. since May 2006. In 2000, Mr. Lococo joined Great Wolf Resorts Inc. as General Manager of Great Wolf Lodge Sandusky, Ohio. In 2005, Mr. Lococo was appointed Corporate Vice President of Resort Operations for all Great Wolf Lodge Resorts. In this capacity, he was responsible for overseeing seven properties. Mr. Lococo has twenty five years of experience in the entertainment and hospitality industry.

Jon Laria, CPA

On March 28, 2009 the Board of Directors approved hiring Jon Laria as Chief Financial Officer. Mr. Laria was Chief Financial Officer for twelve years at World Harvest, a global non-profit organization which operated ten different divisions and employed 350 staff.  Mr. Laria was previously a senior manager at Ryder System, Inc. for eight years, a $6 billion transportation services and logistics company, were he was responsible for managing $3.7 billion in assets in North America for his last three years there. He also served as the head of several centralized accounting and analysis functions for three years and was also the Financial Reporting Manager for two years.  Mr. Laria was an Audit Manager for Arthur Andersen in the Columbus, Ohio office. His clients at Arthur Andersen were primarily public companies.

Audit Committee

Effective April 7, 2009, Chris Eastland, Jeff Lococo and Jim Meikle were appointed to serve as members of the audit committee.

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

During the year ended December 31, 2008, our officers, directors, and persons who beneficially own more than 10% of our common stock were not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934.

Consulting Agreements

The Company entered into a Consulting Agreement in June 2005 with Ronald E. Snider, which became effective upon closing of the acquisition of the Wild Animal Safari theme park.  The Consulting Agreement provided that we pay Snider the sum of $300,000 over a term of three years in monthly installments of $8,333.33, of which $4,163.33 will be paid in cash and the balance was paid in our common stock @ $1.00 per share, which was 150,000 shares.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, all of whose total annual salary and bonus for the years ended December 31, 2008, 2007 and 2006 exceeded $100,000.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Larry Eastland	2008	$153,833	--	--	--	--	--	--	--
President and Chief Executive	2007	$120,000	--	$804,000 (1)	--	--	--	--	--
Officer (1)	2006	$60,000	--	--	--	--	--	--	--

Richard Jackson	2008	$60,833	--	xx	--	--	--	--	--
Chief Financial
Officer

Jim Meikle	2008	$110,863	--	xx	--	--	--	--	--
President Wild
Animal Safari
And Wild Animal Inc
(1) Represents 5,025,000 shares of common stock valued at $0.16 per share.

OUTSTANDING EQUITY AWARDS

There were no outstanding equity awards requiring tabular disclosure under this item at December 31, 2008.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2008.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)		($)	($)

Larry Eastland(1)	--	25,000	--	--	--	--	--
Richard Jackson (2)	--	25,000	--	--	--	--	--
Jane Klosterman(3)	--	25,000	--	--	--	--	--
Dale Van Voorhis (4)	--	0	--	--	--	--	--
Tristan Pico	--	25,000	--	--	--	--	--
Christopher Eastland	--	25,000	--	--	--	--	--
James Miekle	--	25,000	--	--	--	--	--
Jeff Lococo	--	25,000	--	--	--	--	--

(1) Mr. Eastland resigned as Chairman and Chief Executive Officer of the Company on March 28, 2009.

(2)Mr. Jackson resigned as a member of the board of directors and as Chief Financial Officer of the Company on March 28, 2009.

(3) Ms. Klosterman resigned as a member of the board of directors of the Company on March 28, 2009.

(4) Mr. Van Voorhis was appointed to the Company’s board of directors on March 13, 2009.

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

Each of our directors were awarded an annual grant of 25,000 shares of our common stock.

Employment Agreements

On February 1, 2005, we entered into separate employment agreements with Larry Eastland, who was our President and CEO; with Dale Van Voorhis, who was our CFO at that time and is presently our Chief Operating Officer; with James Meikle, the President of our Wild Animal Safari, Inc. subsidiary; and with Jack Klosterman, our Corporate Secretary and Treasurer.  These agreements provided for base annual salaries of $120,000; $40,000; $60,000; and $40,000 respectively, as compensation for the part-time employment of the aforementioned officers until a second theme park was acquired.  Further, each agreement has a base term of three (3) years effective retroactively as of February 1, 2005.  The agreements were thereafter renewable for additional periods of two (2) years, unless we give notice to the contrary. Upon our acquisition of a second theme park, said salaries will increase, respectively, to the following amounts: $170,000; $60,000; $100,000; $60,000.  Upon the acquisition of additional theme parks, salaries will be reviewed with consideration given to resulting increased work and responsibility.  Mr. Klosterman’s employment agreement was mutually terminated on June 12, 2006, and he was paid 250,000 shares of common stock as compensation.

In addition, Dr. Eastland was entitled to receive an annual cash bonus based upon a percentage of our pre-tax income (as defined therein) for each fiscal year covered by the employment agreement at a percentage of 2%.  No bonus is payable unless and until the Company earns pre-tax income in excess of $500,000.  Each of the employment agreements also provides for the payment of additional severance compensation, in amounts based on a formula of not less than three (3) times the executive's then current base salary, at any time during the term thereof when either of the following occurs: (i) the agreement is terminated by us without cause (as defined therein), or (ii) terminated by the executive due to a change in control (as defined therein).  These agreements also entitle the officers to participate in the Stock Option Plans.  Upon hiring additional marketing personnel, we may enter into additional employment agreements, which we anticipate may contain similar terms to our existing employment agreements.

Mr. Eastland resigned as Chairman and Chief Executive Officer of the Company effective March 28, 2009.  In connection with his resignation, the Company entered into a mutual release with Mr. Eastland and also agreed to a severance package under which Mr. Eastland shall continue to receive his base salary for a period of six months.  Richard W. Jackson resigned as a member of the Company’s board of directors and as its chief Financial Officer effective March 28, 2009.  In connection with his resignation, the Company entered into a mutual release with Mr. Jackson and also agreed to a severance package under which Mr. Jackson shall continue to receive his base salary for a period of six months.

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

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of May 5, 2009.  Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. Unless otherwise indicated, the address of each beneficial owner is care of Parks! America, Inc., 1300 Oak Grove Road, Pine Mountain, GA 31822, unless otherwise set forth below that person's name.

Name of Beneficial Owner	Title of Class	Number of Shares Owned (1)	Percent (2)
EDLA FLP	Common Stock	10,020,000 (3)	18.9%
Larry L. Eastland	Common Stock	25,000	18.9
Richard Jackson JACKSON COLES, PLLC Certified Public Accountants 960 Broadway, Suite 415 Boise, ID 83706	Common Stock	75,000	*
Jane Klosterman	Common Stock	3,2000,000	5.9%
Jeffrey Lococo	Common Stock	50,000	*
Christopher L. Eastland	Common Stock	250,000	*
James Meikle	Common Stock	1,775,000	3.4%
Tristan Pico	Common Stock	50,000	*
Jay Pitlake 1878 Edward Lane Merrick, NY 11566	Common Stock	3,475,000	6.5%
All Officers and Directors as a Group (8)		14,975,000	29%
Dale Van Voorhis * Less than 1%	Common stock	1,750,000	3.3%

(1) Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership with respect to the number of shares of our common stock actually outstanding at May 5, 2009.

(2) Based upon 52,106,537 shares of common stock issued and outstanding as of May 5, 2009 except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

 (3) Represents 10,020,000 shares of common stock owned by EDLA FLP, of which Mr. Eastland is the general partner.

The information as to shares beneficially owned has been individually furnished by our respective directors, named executive officers and other stockholders, or taken from documents filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with Parks! America, Inc. or in any presently proposed transaction that has or will materially affect Parks! America, Inc.:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•

Any of our promoters;

•

Any relative or spouse of any of the foregoing persons who has the same house as such person.

Director Independence

Of the members of the Company’s board of directors, Jim Meikle and Jeff Lococo are considered to be independent under the listing standards of the Rules of Nasdaq set forth in the Nasdaq Manual.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent registered public accounting firms for the audit and quarterly reviews of our financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007, were approximately $71,000and $20,000, respectively.

Audit-Related Fees

The aggregate fees billed by our independent registered public accounting firms for assurance and related services rendered that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2008 and 2007, were approximately $18,000 and $0, respectively.

Tax Fees

The aggregate fees billed by our independent registered public accounting firms for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2008 and 2007, were approximately $0 and $0, respectively.

All Other Fees

No other fees were billed by our independent registered public accounting firms for the fiscal years ended December 31, 2008 and 2007.

Audit Committee Pre-Approval Policies and Procedures

The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor's independence.

ITEM 15. EXHIBITS

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of May 15, 2009 by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

NC.

By : /s/ Tristan R. Pico Tristan R. Pico Chief Executive Officer and Director (Principal Executive Officer)

By : /s/ Jon Laria Jon Laria Chief Financial Officer

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

SIGNATURE	TITLE	DATE

By: /s/ Tristan R. Pico	Chief Executive Officer and Director	May 15, 2009
Tristan R. Pico	(Principal Executive Officer and Principal Financial Officer)

By: /s/ Dale Van Voorhis
Dale Van Voorhis	Chief Operating Officer and Director	May 15, 2009

By: /s/ Jon Laria
Jon Laria	Chief Financial Officer	May 15 2009

By: /s/ Christopher Eastland
Christopher Eastland	Director	May 15, 2009

By: /s/ Jeffrey Lococo
Jeffrey Lococo	Director	May 15, 2009

By: /s/ James Meikle
James Miekle	Director	May 15, 2009