Form 10-Q
period 2009-03-31
PARKS AMERICA, INC
filed 2009-05-15
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-Q

(Mark One)

 X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 000-51254

Parks! America, Inc.

(Exact Name of small business issuer as specified in its charter)

Nevada	91-0626756
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 Oak Grove Road

Pine Mountain, GA 31822

(Address of principal executive offices) (Zip Code)

Issuer's telephone Number: (626) 335-4680

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      .   No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X .   No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer .	Accelerated filer .	Non-accelerated filer . (do not check if smaller reporting company)	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .   No  X .

As of May 15, 2009, the issuer had 52,106,537 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

TABLE OF CONTENTS

__________

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

CONSOLIDATED BALANCE SHEETS

At March 31, 2009 (Unaudited) and December 31, 2008 (Audited)

	March 31, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS
Current Assets
Cash – unrestricted	$73,594	$72,814
Cash – restricted	38,630	38,812
Stock (at market value)	0	10,500
Inventory	139,992	133,492
Prepaid expenses	86,140	100,563
Discontinued operations current assets	100,808	876,169
Total Current Assets	439,164	1,232,350

Property and Equipment, net (includes discontinued P&E of $0 and $35,135, respectively)	7,028,756	7,128,412

Other Assets
Intangible assets, net	16,412	18,690
Note receivable, Idaho Chevron	3,000	3,000
Deposits	10,683	10,683
Discontinued operations other assets	0	446,667
Total Other Assets	30,095	479,040

TOTAL ASSETS	$7,498,015	$8,839,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$227,948	$10,114
Accrued expenses	398,205	359,638
Note payable – related party	0	201,861
Notes payable – lines of credit	393,901	321,000
Current maturities of long – term debt	173,906	173,906
Discontinued operations current liabilities	0	801,640
Total Current Liabilities	1,193,960	1,868,159

Long-term Debt
Long – term obligations (includes discontinued operations debt of $ 0 and $393,015)	4,109,641	4,541,162

TOTAL LIABILITIES	5,303,601	6,409,321

STOCKHOLDERS’ EQUITY
Common stock; 300,000,000 shares authorized, at $.001 par value; 52,106,537 shares issued and outstanding	52,106	52,106
Capital in excess of par	4,460,890	4,460,890
Treasury stock	(250)	(250)
Accumulated deficit	(2,318,332)	(2,082,265)
TOTAL STOCKHOLDERS’ EQUITY	2,194,414	2,430,481

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,498,015	$8,839,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

For the Three Months Ended March 31, 2009 and 2008

	March 31, 2009 (unaudited)	March 31, 2008 Restated (unaudited)

NET SALES
Theme park admissions	$431,648	$352,362
Corporate & unallocated	6,442	0
Total Net Sales	438,090	352,362

COST OF SALES	86,182	69,785

GROSS PROFIT	351,908	282,577

OPERATING EXPENSES
Selling, general and administrative	523,770	576,184
Depreciation and amortization	82,465	48,168
Total Operating Expenses	606,235	624,352

LOSS FROM OPERATIONS	(254,327)	(341,775)

OTHER INCOME (EXPENSES)
Interest income	109	1,456
Rental income	1,400	1,838
Other income	2,924	337
Other (expenses)	(2,661)	(13,985)
Restructuring charges	(72,224)	0
Interest expense	(88,025)	(44,459)
Gain (loss) on sale of assets	176,737	3,047
Total Other Income (Expenses)	18,260	(51,766)

NET LOSS BEFORE INCOME TAXES	(236,067)	(393,541)

PROVISION FOR INCOME TAXES	0	0

LOSS FROM CONTINUING OPERATIONS	(236,067)	(393,541)

INCOME FROM DISCONTINUED OPERATIONS	0	180,492

NET LOSS	$(236,067)	$(213,049)

WEIGHTED OUTSTANDING SHARES (stated in thousands)	52,106	52,106

NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

As of March 31, 2009

	Common Stock		Additional Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2005	44,946,537	$44,946	$3,384,650	$0	$(921,429)	$2,508,167

Issuance of common stock for services and expenses at $.15 per share	6,940,000	6,940	1,058,860	-	-	1,065,800

Net Income for the Year Ended December 31, 2006	-	-	-	-	422,599	422,599

Balance, December 31, 2006	51,886,537	51,886	4,443,510	-	(498,830)	3,996,566

Net Loss for the Year Ended December 31, 2007	-	-	-	-	(121,923)	(121,923)

Balance, December 31, 2007	51,886,537	51,886	4,443,510	-	(620,753)	3,874,643

Issuance of common stock to directors and officers	220,000	220	17,380	-	-	17,600

Treasury stock returned				(250)		(250)

Net Loss for the Year Ended December 31, 2008	-	-	-	-	(1,461,512)	(1,461,512)

Balance, December 31, 2008	52,106,537	52,106	4,460,890	(250)	(2,082,265)	2,430,481

Net Loss for the Period Ended March 31, 2009	-	-	-	-	(236,067)	(236,067)

Balance, March 31, 2009	52,106,537	$52,106	$4,460,890	$(250)	$(2,318,332)	$2,194,414

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2009 and 2008

	March 31, 2009 (unaudited)	March 31, 2008 Restated (unaudited)
Cash Flows from Operating Activities:
Net loss for the period	(236,067)	(213,049)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense & amortization	82,465	48,168
Changes in Assets and Liabilities
(Increase) decrease in prepaid expenses and taxes	14,423	3,430
(Increase) in inventory	(6,500)	(10,000)
Decrease in ST securities mark to market	10,500	-
Increase in accrued expenses	38,567	70,629
Increase (decrease) in accounts payable	217,834	(11,028)
Net Cash From (Used In) Operating Activities	121,222	(111,850)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(15,666)	(212,227)
Purchase Wild Animal, Inc.	-	(250,000)
Capitalization of loan fees	-	(6,200)
Decrease in restricted cash	182	-
Net Cash (Used In) Investing Activities	(15,484)	(468,427)

Cash Flows from Financing Activities:
Forgiven indebtedness notes payable – related party	(201,861)	-
Increase in note payable – related party	-	53,697
Proceeds from note payable and lines of credit	72,901	347,061
Payments on note payable and lines of credit	(38,506)	(5,000)
Issuance of common stock – director fees	-	17,600
Net Cash Provided (Used In) Financing Activities	(167,466)	413,358

Cash Flows From Discontinued Operations	62,508	9,125

Net Increase in Cash	780	(157,794)
Cash at beginning of period	72,814	378,610
Cash at end of period	73,594	220,816

Supplemental Cash Flow Information:
Cash paid for interest	80,701	198,996
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

1.

ORGANIZATION

PARKS! AMERICA, INC. (hereafter “Parks!” or the “Company” together with its subsidiaries) is formerly Royal Pacific Resources, Inc a Nevada corporation formed during 2002 for the purpose of merging with Painted Desert Uranium and Oil Company, Inc., a Washington corporation, incorporated in 1954, with the merger being completed on July 25, 2002.

The Company owns and operates two regional theme parks (see note 6 regarding discontinued operations and reconveyance of Park Staffing Services effective January 1, 2009 which is presented as a discontinued operation for financial reporting purposes) all within the United States. The parks are open year round but experience increased seasonal attendance April through August.

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

On June 11, 2008, the Company changed its name from Great American Family Parks, Inc. to Parks! America, Inc.

On January 1, 2009, the Company reconveyed Park Staffing Services LLC back to the original owners outlined in note 6 and this business is presented as a discontinued operation.

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

March 31, 2009

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

Principles of Consolidation: The accompanying consolidation financial statements include the accounts of PARKS! AMERICA, INC.. (parent or corporate), and its subsidiaries (Wild Animal Safari, Inc in Georgia and Wild Animal, Inc. in Missouri). Park Staffing Services, LLC is reported as a discontinued operation. Results of operations and cash flows are included for the period subsequent to the acquisition dates and include the accounts of Wild Animal Safari, Inc. and Wild Animal, Inc. All material inter-company accounts and transactions have been eliminated in consolidation.

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

March 31, 2009

2.

SIGNIFICANT ACCOUNTING POLICIES – continued

Advance from Factor: The Company used a factor for cash flow and receivables administration purposes for its Park Staffing business. The factor is an entity owned by the shareholders of Computer Contract Service, Inc. (CCS), an entity from which, the Company acquired the assets of TempServ (See Note 6). Under the factoring agreement, the factor purchases certain trade accounts receivable and assumes minimal credit risks with respect to such accounts for a factoring charge negotiated as a percentage of the invoice amount assigned. The Company may also obtain advances against the receivables assigned. The Company is contingently liable to the factor for merchandise disputes, customer claims, and the like, on receivables sold to the factor. The factor holds a security interest in certain receivables. Accordingly, the Company has presented its accounts receivables related to the Park Staffing business in the discontinued current assets at net realizable value and presented its borrowings from the factors in its discontinued operations current liability. As of March 31, 009, the Company was responsible for the collection of its receivables which were under $6,000 (net of a reserve for uncollectible accounts of $68,000). There are no amounts owed to the factor at March 31, 2009.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight line method over the estimated useful lives of the assets, which range from five to thirty nine years. A summary is included below.

	March 31, 2009	December 31, 2008
Land	$2,505,180	$2,505,180
Buildings	2,910,037	2,906,466
Facilities and Improvements	696,048	688,720
Furniture & Fixtures	105,933	105,484
Ground Improvements	749,945	749,945
Park animals	584,167	584,168
Rides & entertainment	40,000	40,000
Vehicles	162,091	157,772
Sub-total	7,753,401	7,737,735
Accumulated Depreciation	(724,645)	(644,458)
Total Assets from Continuing Operations	7,028,756	7,093,277
Net Assets from Discontinued Operations	-	35,135
Total Net Assets	$7,028,756	$7,128,412

Inventory: Inventory consists of park supplies, and is stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly.

PARKS! AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

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

Stock Based Compensation: Prior to January 1, 2006 the company accounted for stock based compensation under recognition and measurement principles of SFAS No. 123 and as permitted under APB Opinion No. 25, and related interpretations. Effective January 1, 2006 the company adopted FAS 123R using the modified prospective method which recognizes compensation costs on a straight-line basis over the requisite service period of the SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as cash inflows from financing activities and cash outflows from operating activities. The company also applies SFAS No. 123R and EITF No. 96-18 stock based compensation to non-employees. No activity has occurred in relation to stock options during the period ended March 31, 2009. Stan Harper returned 5,000,000 stock warrants of the Company as part of the reconveyance of Park Staffing back to him. The Company awards shares to its Board of Directors for service on the Board. The shares issued to the Board are restricted shares under Rule 144. The Company recognizes the expense based on the share price at time of the grant. Directors were granted 25,000 shares for their service in 2008.

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

March 31, 2009

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

March 31, 2009

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

3.

NOTES RECEIVABLE – OTHER ASSETS

On Oct 31, 2006 the company received a note receivable from Idaho Center Chevron in the amount of $300,000. The note is a five year note with interest accruing at 8% per annum. The note receivable was subsequently valued at security interest value by management . The note was valued at $3,000 on March 31, 2009 and December 31, 2008.

PARKS! AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

4.

LONG-TERM DEBT

	March 31, 2009	December 31, 2008

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

	$2,116,807	$2,128,371

In addition, on November 17, 2005, Wild Animal Safari, Inc. (subsidiary) obtained a line of credit loan from Commercial Bank & Trust Company of Troup County for working capital purposes in the principal amount of $200,000. This line of credit loan is renewable annually, subject to the satisfactory performance by Wild Animal Safari theme park assets. The line of credit was drawn down to $195,000 as of March 31, 2009 leaving $5,000 available. All advances are recorded as current liabilities.	-	-

On February 27, 2008, the bank issued a note payable for $22,000 for the purchase of a vehicle with an interest rate of 7.1% per annum. The loan is being amortized over five years.	17,764	18,760

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

	1,735,380	1,739,145

PARKS! AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

4.

LONG-TERM DEBT - continued

	March 31, 2009	December 31, 2008

On March 5, 2008 Wild Animal, Inc (Subsidiary) obtained a loan from Commercial Bank & Trust in the amount of $500,000 to improve and upgrade facilities of the Wild Animal theme park. The note required interest at a rate of 7.25% and 60 monthly payments of $9,986. In addition a line of credit was extended for $250,000 until March 7, 2010 on a variable rate with the initial rate being 6%. At March 31, 2009, the line was drawn down to $198,901 leaving $51,099 available.	413,596	435,777
	4,283,547	4,322,053

Less current portion of long-term debt	(173,906)	(173,906)
	$4,109,641	$4,148,147

At March 31, 2009 the scheduled future principal maturities for all notes are as follows:

Period Ending
March 31	Amount
2009	$173,906
2010	187,567
2011	202,303
2012	218,200
2013	235,200
Thereafter	3,266,371
Total	$4,283,547

On September 30, 2007, Park Staffing Services, LLC (Subsidiary) issued a note payable to Computer Contract Services, Inc. in the amount of $562,500 for debt incurred in the purchase of the Park Staffing Services temp agency. The note required interest at a rate of 6% and 36 monthly payments of $17,290 beginning January 1, 2008. This loan was reconveyed on January 1, 2009.	$-	$393,015

PARKS! AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

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

6.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors and their controlled entities have acquired 7% of the outstanding common stock of the Company. As of December 31, 2008, the Company had an interest bearing demand loan due to Larry Eastland’s wholly owned company, LEA Management Company of $201,861. Park Staffing Services provided LEA Management services during 2008 and have accounts receivable of $62,520 as of December 31, 2008 (see Note 9). At March 31, 2009, all amounts were forgiven by the Company and Larry Eastland and amounts are included in the restructuring charge of $72,224, net.

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

March 31, 2009

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

March 31, 2009

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

March 31, 2009

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

RESTRUCTURING

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

March 31, 2009

11.

RESTRUCTURING – continued

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

On March 28, 2009, the Company appointed Jon Laria, CPA as Chief Financial Officer.

On March 31, 2009, the Company closed its corporate office in Santa Monica California and is moving its corporate office to its Georgia’s theme park location at 1300 Oak Grove Road, Pine Mountain, GA 31822.

The Company recorded a net charge of $72,000 in March 2009 reflecting severance, office lease termination expense, corporate office relocation, and the write off of the Company’s accounts receivable and notes payable to LEA Management.

12.

OPERATIONS BY SEGMENT

	Theme	Corporate &	Total – Continuing	Park
Period ended March 31, 2009	Parks	unallocated	Operations	Staffing	Total
Net revenue	$438,091	$-	$438,091	$0	$438,091
Income (Loss) from operations	13,001	(184,862)	(171,861)	0	(171,861)
Income (Loss) before provision for income taxes	(76,554)	(159,513)	(236,067)	0	(236,067)

Period ended March 31,2008
Net revenue	$352,362	$0	$352,362	$2,432,070	$2,784,432
Income (Loss) from operations	(128,803)	(212,972)	(341,775)	188,449	(153,326)
Income before provision for income taxes	(251,173)	(142,368)	(393,541)	180,492	(213,049)

Total Assets	March 31, 2009	December 31, 2008
Theme Parks	$4,575,015	$4,620,741
Corporate and unallocated	2,822,191	3,356,025
Assets from Continuing Operations	7,397,206	7,976,766
Park Staffing – Discontinued Operations	100,809	863,036
Total assets	$7,498,015	$8,839,802

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

13.

CORRECTION OF ERRORS AND RESTATEMENT

The March 31, 2008 income statement has been restated to correct unrecorded expenses occurring throughout the year but reported in December 2008. Prior year annual earnings were reported correctly since the catch up adjustment was reported at year end in our Form 10-K. The interim statements are restated to reflect reporting these charges as incurred. The unrecorded expenses reported in this corrected March 31, 2008 period was $32,297.

The consolidated statement of operations has been restated to reflect additional expenses in 2008 and discontinued operations for both periods. Sales and revenues were divided into segment, sources and the discontinued operations were isolated and defined.

The consolidated statement of cash flows is corrected and expanded to reflect the balance sheet and statement of operations revisions discussed above.

The footnotes are expanded and clarified.

The following are the before and after balances as restated:

Period Ending March 31, 2008
Consolidated Statement of operations
Sales
Before	$2,784,431
After	$352,362
Cost of Sales
Before	$2,004,280
After	$69,785
Gross Profi
Before	$780,151
After	$282,577
Operating Expenses
Before	$884,314
After	$624,352
Net (Loss) from Operations
Before	$(104,163)
After	$(341,775)
Income from Discontinued Operations
Before	$0
After	$180,492
Net (Loss)
Before	$(180,752)
After	$(213,049)

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

13.

CORRECTION OF ERRORS, RESTATEMENT AND DISCONTINUED OPERATIONS – (continued)

Period Ending March 31, 2008
Restated Consolidated Statement of Cash Flows
Net change from operations
Before	$213,826
After	$(111,850)
Cash flows from investing activities
Before	$(2,225,217)
After	$(15,484)
Cash flows from financing activities
Before	$1,942,654
After	$(167,466)
Cash flows from discontinued operations
Before	$0
After	$9,125

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

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-K for the fiscal year ended December 31, 2008. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

Parks! America, Inc. (the Company) is in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. We plan to build a family of parks primarily through acquisitions of small local and regional privately owned existing parks. Our goal is to develop a series of compatible but distinct entertainment and amusement products, including themed amusement parks, associated products, food and beverage, and multimedia offerings. The implementation of this strategy has begun with themed amusement parks and attractions. Our business plan is to acquire existing properties.

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

On December 30, 2008, the Company entered into an agreement pursuant to which the Company agreed to re-convey certain assets of Park Staffing Services to the prior owners effective January 1, 2009. The cash consideration paid for the assets of the Subsidiary totaled $50,000. In addition, CCS forgave the remaining principal balance on its promissory note to the Company of $393,015. Mr. Harper also returned 25,000 shares of common stock of the Company and warrants to acquire an additional 5,000,000 shares of common stock of the Company to the Company for cancellation. Goodwill and other intangibles associated with the original acquisition of Park Staffing Services LLC were recorded in the amount of $1,062,500. The Company recorded a loss on sale of discontinued operations of $616, 080 as of December 31, 2008 to reflect the consideration paid on January 1, 2009 under the terms of the re-conveyance agreement. The assets of Park Staffing were previously acquired by the Company on September 30, 2007. For financial reporting purposes Park Staffing is presented as a discontinued segment in these financial statements.

In an effort to reduce our overhead cost and improve our internal controls over disbursements and financial reporting, the Corporate office in Santa Monica, CA was closed and all accounting and corporate records will be maintained in Pine Mountain, GA. The Board of Directors reinstated Dale Van Voorhis as Chief Operating Officer and elected him as the Chairman of the board. In addition, Tristan Pico, prior member of the board, was hired as the new Chief Executive Officer and Jon Laria, CPA was recruited as the new Chief Financial Officer.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The Company completed two significant strategic transactions in 2008, the purchase of the Missouri theme park in March 2008 and the reconveyance of its Park Staffing Services business back to the original owners effective January 1, 2009.

Park Staffing is reported as a discontinued segment.

Net Sales

Total net sales for the first three months of the year increased $99,000 to $438,000 as a result of the Missouri theme park being open for the entire quarter versus just opening end of March 2008. The Georgia park net sales increased 14% to $366,000 as a result of better pricing. Attendance at the Georgia theme park was flat despite 2009’s first quarter recession. This is traditionally a slower part of the season due to harsher weather and very little group activity as well.

Total cost of sales increased $16,000 to $86,000 in 2009 as a result of having the Missouri park open for three months in 2009 versus a few days in 2008.

Total gross profit increased $83,000 to $352,000 in the first quarter 2008 with the Georgia park adding $44,000 and Missouri park generating gross profit of $39,000 since commencing operations in March 2008. Higher admission pricing at the Georgia park created the higher profit margin.

The Georgia park lowered its operating expenses by $106,000 during the first quarter by reducing expenditures in advertising, professional fees, fuel, insurance cost, payroll and travel. Missouri spent $81,000 more reflecting three entire months of operation versus just opening late last March 2008.,

The Georgia park reduced it negative contribution margin by $138,000 as a result of its cost cutting and higher pricing. Missouri results were in line with Management’s expectations for this start-up operation.

The following table breaks down our operations by subsidiary for 2009 versus 2008:

	Georgia Park		Missouri Park		Total
				Opened March
($ in 1,000's)	2009	2008	2009	2008	2009	2008
Net Sales	366	321	72	18	438	339
Cost of Sales	(65)	(64)	(21)	(6)	(86)	(70)
Gross Profit	301	257	51	12	352	269
Gross Profit %	82%	80%	71%	67%	80%	79%
Operating Expenses	(226)	(332)	(113)	(32)	(339)	(364)
Operating Profit / EBITDA	75	(75)	(62)	(20)	13	(95)
EBITDA %	20%	-23%	-86%	-111%	3%	-28%
Depreciation & Interest	(96)	(84)	(72)	(5)	(168)	(89)
Contribution Margin	(21)	(159)	(134)	(25)	(155)	(184)
Corporate spending					(185)	(179)
Loss from operations					(340)	(363)

Corporate spending was slightly higher during the first quarter due to higher salaries. The Company implemented a restructuring to close the corporate office in Santa Monica, CA and move its functions to the Georgia park. We expect to save over $450,000 from last year’s spending going forward in the next twelve months as a result of this move and reductions in corporate payroll.

The Georgia park sold some timber from its unused areas generating other income of $175,000 in the first quarter of 2009 which more than offset the restructuring charge of $72,000 (see Note 11 for more information).

Liquidity and Capital Resources

Management believes that cash generated by or available to Parks America may not be sufficient to fund its capital and liquidity needs for the near-term foreseeable future. Our working capital is negative $755,000 at March 31, 2009 as compared to $636,00 negative at year end..

Total debt (including the line of credit) at March 31, 2009 was $4.7 million versus $5.0 million at year end as a result of transferring $393,000 of debt related to Park Staffing upon reconveyance at January 1, 2009. This was partially offset by additional borrowing another $72,000 on our line of credit during the first quarter.

At March 31, 2009 the Company had equity of $2.2 million and total debt of $4.7 million, leaving the Company with a debt to equity ratio was 2.2 to 1. The Company’s debt to equity ratio was 2.1 to 1 as of year end.

Our principal source of income is from cash sales, which may not provide sufficient cash flow to fund operations and service our current debt. During the next twelve to twenty-four months, management will focus on improving the financial condition of the Company, by paying down short term debt and building cash reserves. This will be a very challenging time period as we work to recover from the loss generated in 2008 and our negative working capital position.

Unrestricted cash was $74,000 at March 31, 2009 and our line of credit was drawn down to $394,000 leaving us an available balance of $56,000. Capital spending will be kept to a minimum during the next twelve months as strive to improve our financial condition.

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

An infinite number of variables can be posited that could have an effect on valuation of assets and liabilities. For example, it is assumed that:

•

Revenue and profit growth at Wild Animal Safari (Georgia park) will continue and that our Missouri park results will continue to improve as word of mouth and advertising continue to draw new business;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the March 31, 2009 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and has determined that there were material weaknesses in the Company’s internal control over financial reporting. Management has concluded that our internal control over financial reporting was not effective as of March 31, 2009 such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure.. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

In management’s opinion, our assessment as of March 31, 2009 regarding the existence of material weaknesses in our internal control over financial reporting relates to (1) the absence of adequate staffing, proper role descriptions, inadequate training and poor communication between offices, (2) the lack of controls or ineffectively designed controls, (3) the failure in design and operating effectiveness of information technology controls over financial reporting, and (4) failures in operating control effectiveness identified during the testing of the internal control over financial reporting. . Management and our audit committee have assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. [

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Certification by Chief Executive Officer as required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer as required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

/s/ Tristan R. Pico
May 15, 2009	Tristan R. Pico
Chief Executive Officer (Principal Executive Officer)

/s/ Jon Laria
Jon Laria
Chief Financial Officer (Principal Financial Officer)