Form 10-Q
period 2009-06-30
PARKS AMERICA, INC
filed 2009-08-13
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

(Mark One)

 X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

OR

     .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 000-51254

Parks! America, Inc.

(Exact Name of small business issuer as specified in its charter)

Nevada	91-0626756
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 Oak Grove Road

Pine Mountain, GA 31822

(Address of principal executive offices) (Zip Code)

Issuer's telephone Number: (706) 663-8744

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      .. No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X .. No      ..

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer (do not check if smaller reporting company)	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes .     . No  X .

As of August 12, 2009, the issuer had 53,606,537 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

TABLE OF CONTENTS

__________

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

At June 28, 2009 (Unaudited) and December 31, 2008 (Audited)

ASSETS	June 28, 2009 (Unaudited)	December 31, 2008 (Audited)
Current Assets
Cash – unrestricted	$235,388	$72,814
Cash – restricted	38,630	38,812
Stock (at market value)	-	10,500
Inventory	136,823	133,492
Prepaid expenses	43,186	100,563
Discontinued operations current assets	-	876,169
Total Current Assets	454,027	1,232,350

Property and Equipment, net
(includes discontinued P&E of $0 and $35,135, respectively)	6,975,536	7,128,412
Other Assets
Intangible assets, net	14,593	18,690
Note receivable	3,000	3,000
Deposits	10,683	10,683
Discontinued operations other assets	-	446,667
Total Other Assets	28,276	479,040

TOTAL ASSETS	$7,457,839	$8,839,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$61,519	$10,114
Accrued expenses	632,787	359,638
Note payable – related party	-	201,861
Notes payable – lines of credit	174,000	321,000
Current maturities of long – term debt	178,349	173,906
Discontinued operations current liabilities	-	801,640
Total Current Liabilities	1,046,655	1,868,159
Long-term Debt
Long – term obligations	4,039,788	4,541,162
(includes discontinued operations debt of $0 and $393,015)
TOTAL LIABILITIES	5,086,443	6,409,321

STOCKHOLDERS’ EQUITY
Common stock; 300,000,000 shares authorized, at $.001 par value; 53,606,537 shares issued and outstanding	53,606	52,106
Capital in excess of par	4,606,256	4,460,890
Treasury stock	(250)	(250)
Accumulated deficit	(2,288,216)	(2,082,265)
TOTAL STOCKHOLDERS’ EQUITY	2,371,396	2,430,481

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,457,839	$8,839,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three and Six Months Ended June 28, 2009 and June 30, 2008

	Three months ended June 28, 2009 (Unaudited)	Three months ended June 30, 2008 (Restated) (Unaudited)	Six months ended June 28, 2009 (Unaudited)	Six months ended June 30, 2008 (Restated) (Unaudited)
NET SALES	$1,226,432	$1,122,652	$1,658,080	$1,475,014

COST OF SALES	156,129	122,706	242,311	192,491

GROSS PROFIT	1,070,303	999,946	1,415,769	1,282,523

OPERATING EXPENSES
Selling, general and administrative	812,023	686,201	1,335,793	1,262,385
Restructuring charges	0	0	204,090	0
Depreciation & amortization	79,506	58,472	161,971	106,640
Total Operating Expenses	891,529	744,673	1,701,854	1,369,025

INCOME (LOSS) FROM OPERATIONS	178,774	255,273	(286,085)	(86,502)

OTHER INCOME (EXPENSES)
Interest income	0	0	109	1,456
Rental income	900	1,800	2,300	3,638
Other income	23,907	5,300	30,612	5,637
Other (expenses)	0	(736)	0	(14,721)
Interest expense	(96,103)	(108,479)	(184,128)	(152,938)
Gain (loss) on sale of assets	1,535	19,624	178,272	22,671
Total Other Income (Expenses)	(69,761)	(82,491)	27,165	(134,257)

NET INCOME (LOSS) BEFORE INCOME TAXES	109,013	172,782	(258,920)	(220,759)

PROVISION FOR TAXES	0	0	0	0

INCOME (LOSS) FROM CONTINUING OPERATIONS	109,013	172,782	(258,920)	(220,759)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	52,969	(53,925)	52,969	126,567

NET PROFIT (LOSS)	$161,982	$118,857	$(205,951)	$(94,192)

WEIGHTED OUTSTANDING SHARES (in 000's)	$52,106	$52,106	$52,106	$52,106

NET LOSS PER SHARE	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

As of June 28, 2009

	Common Stock		Additional Paid	Treasury	Accumulated
	Shares	Amount	in Capital	Stock	Deficit	Total

Balance, December 31, 2007	51,886,537	$51,886	$4,443,510	$-	$(620,753)	$3,874,643

Issuance of common stock to directors and officers	220,000	220	17,380	-	-	17,600

Treasury stock returned	-	-	-	(250)	-	(250)

Net loss for the year ended December 31, 2008	-	-	-	-	(1,461,512)	(1,461,512)

Balance, December 31, 2008	52,106,537	52,106	4,460,890	(250)	(2,082,265)	2,430,481

Common stock issued as compensation to officers	1,500,000	1,500	13,500	-	-	15,000

Increase in contributed capital for shareholder debt forgiveness	-	-	131,866	-	-	131,866

Net loss for the period ended June 28, 2009	-	-	-	-	(205,951)	(205,951)

Balance, June 28, 2009	53,606,537	$53,606	$4,606,256	$(250)	$(2,288,216)	$2,371,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 28, 2009 and June 30, 2008

	Six months ended June 28, 2009 (Unaudited)	Six months ended June 30, 2008 (Restated) (Unaudited)
Cash Flows from Operating Activities:
Net loss for the period	$(205,951)	$(94,092)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense & amortization	161,971	106,640
Forgiven indebtedness note payable - related party	(194,366)	-
Adjustment to note payable - related party	(7,495)	-
Increase contributed capital - shareholder debt forgiveness	131,866	-
Share based compensation	15,000	-
Changes in Assets and Liabilities
Decrease in prepaid expenses and taxes	57,377	22,488
(Increase) in inventory	(3,331)	(10,000)
Decrease in short term securities	10,500	-
Increase in accrued expenses	273,149	97,182
Increase (decrease) in accounts payable	51,405	(1,918)
Net Cash From Operating Activities	290,125	120,300

Cash Flows from Investing Activities:
Acquisition of property and equipment	(40,133)	(544,996)
Purchase Wild Animal, Inc.	-	(250,000)
Capitalization of loan fees	-	(6,200)
(Increase) decrease in restricted cash	182	(38,525)
Net Cash Used In Investing Activities	(39,951)	(839,721)

Cash Flows from Financing Activities:
Increase in note payable – related party	-	85,894
Proceeds from note payable and lines of credit	-	499,728
Payments on note payable and lines of credit	(147,000)	(30,000)
Payments on note payable	(103,916)	(33,396)
Issuance of common stock	-	17,600
Net Cash Provided by (Used In) Financing Activities	(250,916)	539,826

Cash Flows Provided by (Used in) Discontinued Operations	163,316	(66,569)

Net Increase (Decrease) in Cash	162,574	(246,164)
Cash at beginning of period	72,814	378,610
Cash at end of period	$235,388	$132,446

Supplemental Cash Flow Information:
Cash paid for interest	$177,771	$198,996
Cash paid for income taxes	$0	$0
Supplemental Disclosure of Non-Cash Activities:
Non-cash investments in property and equipment through financing arrangements	$0	$1,750,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

June 28, 2009

NOTE 1 - ORGANIZATION

Parks! America (“”Parks!” or the “Company”) was originally incorporated on July 30, 1954 as Painted Desert Uranium & Oil Co., Inc. in Washington State. On October 1, 2002, Painted Desert Uranium & Oil Co., Inc. changed its name to Royal Pacific Resources, Inc. and its corporate domicile to the State of Nevada.

On December 19, 2003, Royal Pacific Resources, Inc. acquired the assets of Great Western Parks LLC, including the Crossroads Convenience Center LLC., pursuant to a Share Exchange Agreement that resulted in our assuming control and changing the corporate name to Great American Family Parks, Inc. The acquisition was accounted for as a reverse acquisition in which Great Western Parks was considered to be the acquirer of Royal Pacific Resources for reporting purposes. Our common stock outstanding increased from 2,533,000 to 29,600,000 as a result of the acquisition. On June 11, 2008 the Company changed its name from Great American Family Parks, Inc. to Parks! America, Inc.

The Company, through its wholly-owned subsidiaries Wild Animals, Inc., a Missouri corporation and Wild Animal Safari, Inc. a Georgia corporation, owns and operates two regional theme parks. For more information regarding the acquisition and subsequent re-conveyance of Park Staffing Services LLC (formerly known as tempServe LLC) see note 7. For financial reporting purposes, Parks Services is presented as a discontinued operation. The parks are open year round but experience increased seasonal attendance April through August.

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

On June 13, 2005, the Company acquired the Georgia theme park.

On September 30, 2007, the Company acquired assets from tempServe LLC outlined in note 7.

On March 6, 2008, the Company acquired assets for a Missouri theme park outlined in note 8.

On June 11, 2008, the Company changed its name from Great American Family Parks, Inc. to Parks! America, Inc.

On January 1, 2009, the Company re-conveyed Park Staffing Services LLC back to the original owners outlined in note 7 and this business is presented as a discontinued operation.

2. - SIGNIFICANT ACCOUNTING POLICIES

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

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

June 28, 2009

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks except for cash and notes receivable, however, the Company considers the accounts to be fully collectible at the recorded amounts. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

Principles of Consolidation: The accompanying consolidation financial statements include the accounts of the Company and its subsidiaries (Wild Animal Safari, Inc in Georgia and Wild Animal, Inc. in Missouri). Park Staffing Services, LLC is reported as a discontinued operation. Results of operations and cash flows are included for the period subsequent to the acquisition dates and include the accounts of Wild Animal Safari, Inc. and Wild Animal, Inc. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Fiscal Year: Commencing on June 28, 2009, the Company changed its fiscal and quarterly reporting to 52/53 week fiscal year ending with the last Sunday in December of each calendar year. This is effective with the filing of the second quarter form 10Q which is as of June 28, 2009. The Company is making this change in order to align its fiscal year more closely with its weekly and monthly comparability of sales results to prior periods presented. As a result of this fiscal year change, fiscal year 2009 will have four less days, or 1.1% decrease in days over 2008. The second quarter report has two less days than last year’s report. The change is not significant to the Company’s consolidated financial statements for the periods presented.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

June 28, 2009

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Advance from Factor: Prior to the re-conveyance of Park Staffing Services (as described in note 7), the Company used a factor for cash flow and receivables in support of the Park Staffing Services business. The factor was an entity owned by the shareholders of Computer Contract Service, Inc. (CCS), the entity from which the Company originally acquired the assets of tempServ (See Note 7). Under the factoring agreement, the factor purchased certain trade accounts receivable and assumed minimal credit risks with respect to such accounts for a factoring charge negotiated as a percentage of the invoice amount assigned. The Company also obtained advances against the receivables assigned. The Company was contingently liable to the factor for merchandise disputes, customer claims, and the like, on receivables sold to the factor. The factor also held a security interest in certain receivables. Accordingly, the Company has presented its accounts receivables related to the Park Staffing Services business in the discontinued current assets at net realizable value and presented its borrowings from the factors in its discontinued operations current liability. As of June 28, 2009, the Company has $0 receivables related to Park Staffing Services and there are no amounts owed to the factor at June 28, 2009.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight line method over the estimated useful lives of the assets, which range from five to thirty nine years. A summary is included below.

	June 28, 2009	December 31, 2008
Land	$2,505,180	$2,505,180
Buildings	2,912,024	2,906,466
Facilities and Improvements	706,431	688,720
Furniture & Fixtures	117,774	105,484
Ground Improvements	749,945	749,945
Park animals	584,318	584,168
Rides & entertainment	40,000	40,000
Vehicles	162,196	157,772
Sub-total	7,777,868	7,737,735
Accumulated Depreciation	(802,332)	(644,458)
Total Assets from Continuing Operations	6,975,536	7,093,277
Net Assets from Discontinued Operations	-	35,135
Total Net Assets	$6,975,536	$7,128,412

Inventory: Inventory consists of park supplies, and is stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly.

Goodwill: Goodwill was initially recorded as the excess of the purchase price over the fair value of the net assets acquired. Goodwill is not amortized. We are required to evaluate goodwill for impairment on at least an annual basis, or sooner if required to do so. As of June 28, 2009, the Company has no goodwill.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

June 28, 2009

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments: The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short-term maturities. Securities that are publicly traded are valued at their fair market value based as of the balance sheet date presented.

Stock Based Compensation: Prior to January 1, 2006 the company accounted for stock based compensation under recognition and measurement principles of SFAS No. 123 and as permitted under APB Opinion No. 25, and related interpretations. Effective January 1, 2006 the company adopted FAS 123R using the modified prospective method which recognizes compensation costs on a straight-line basis over the requisite service period of the SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as cash inflows from financing activities and cash outflows from operating activities. The company also applies SFAS No. 123R and EITF No. 96-18 stock based compensation to non-employees. No activity has occurred in relation to stock options during the period ended June 28, 2009. Stan Harper returned 5,000,000 stock warrants of the Company as part of the re-conveyance of Park Staffing back to him. The Company awards shares to its Board of Directors for service on the Board. The Shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended. The Company recognizes the expense based on the Share price at time of the grant. The Company issued 25,000 Shares to each Director for their service in 2008.

The Company awarded a total of 1,500,000 shares of restricted common stock on June 26, 2009 to two Company officers. The Company valued these restricted shares at $0.01, based upon the trading history of the Company’s common stock on the OTC Bulletin Board, application of a marketability discount (based upon the limited trading volume) and application of a liquidity discount because the shares are restricted.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

June 28, 2009

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Recent Accounting Pronouncements: (continued)

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, “Financial Statements – Materiality”, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. The Company has restated its year-end 2007 financial statements and its interim reports for 2008 for correction of two errors (see note 12).

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

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

June 28, 2009

NOTE 3 – NOTES RECEIVABLE – OTHER ASSETS

On Oct 31, 2006 the Company received a note (the “Note”) receivable from Idaho Center Chevron in the amount of $300,000 in connection with the sale of real estate associated with a convenience store formerly owned by the Company. The Note has a term of five years and bears interest at the rate of 8% per annum. Subsequent to the issuance of the Note management valued same at security interest value. By its terms, the face amount of the Note is tied to the value of Shares of the Company that collateralize the Note. Consequently, the note was valued at $3,000 on June 28, 2009 and December 31, 2008.

NOTE 4 – LONG-TERM DEBT

	June 30, 2009	December 31, 2008

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

	$2,095,611	$2,128,371

In addition, on November 17, 2005, the Company’s wholly owned subsidiary, Wild Animal Safari, Inc. obtained a line of credit loan from Commercial Bank & Trust Company of Troup County for working capital purposes in the principal amount of $200,000. This line of credit loan is renewable annually, subject to the satisfactory performance by Wild Animal Safari theme park assets. The line of credit was repaid in its entirety as of June 28, 2009 leaving $200,000 available. All advances are recorded as current liabilities.		-

On February 27, 2008, the bank issued a note payable for $22,000 for the purchase of a vehicle with an interest rate of 7.1% per annum. The loan was paid in full in 2009.	-	18,760

On March 5, 2008 the Company’s wholly owned subsidiary Wild Animal, Inc. issued a note payable to Oak Oak, Inc. in the amount of $1,750,000 for debt incurred in the purchase of the Wild Animal theme park. The note bears interest at 8%, is payable in 36 monthly installments of $12,841, and a final balloon payment at the end of the 3rd year. Wild Animal, Inc. has the right to extend the loan for an additional two years in exchange for the addition of $50,000 to the principle amount of the note and the issuance of Company stock having a fair market value equal to $20,000 in the Company stock in addition to the monthly payment. In the event the note is extended, the final balloon payment will be due in full on the 60th payment. If the balance due under the note is paid in full on or before the due date of the balloon payment Wild Animal, Inc. is entitled to a 10% discount of the then balances.

	1,731,540	1,739,145

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

June 28, 2009

NOTE 4 – LONG-TERM DEBT (continued)

	June 30, 2009	December 31, 2008

On March 5, 2008 the Company obtained a loan from Commercial Bank & Trust in the amount of $500,000 to improve and upgrade facilities of the Wild Animal theme park in Missouri. The note bears interest at 7.25% and is payable in 60 monthly installments of $9,986. In addition an existing line of credit was extended for $250,000 until March 7, 2010 at a variable rate with the current rate being 5.5%. At June 28, 2009, the line was drawn down to $174,000 leaving $76,000 available.	390,986	435,777
	4,218,137	4,322,053

Less current portion of long-term debt	(178,349)	(173,906)
	$4,039,788	$4,148,147

At June 28, 2009 the scheduled future principal maturities for all notes are as follows:

Period Ending
June 28	Amount
2010	$178,349
2011	190,182
2012	205,149
2013	189,209
2014	112,422
Thereafter	3,342,826
Total	$4,218,137

On September 30, 2007, Park Staffing Services, LLC (Subsidiary) issued a note payable to Computer Contract Services, Inc. in the amount of $562,500 for debt incurred in the purchase of the Park Staffing Services temp agency. The note required interest at a rate of 6% and 36 monthly payments of $17,290 beginning January 1, 2008. This loan was re-conveyed on January 1, 2009.	$-	$393,015

NOTE 5 – STOCKHOLDERS’ EQUITY

On September 27, 2004, the Company issued 2,984,400 Shares, and 2,059,200 Share Purchase Warrants pursuant to a purchase agreement dated June 10, 2004. Each Share Purchase Warrant included the right to purchase an additional share at $0.30 per share at any time within five years. Since the warrants and shares were both equity classified, no separate valuation of the warrants were performed.

During the fiscal year ended 2005 the Company completed an offering of 11,128,000 common shares for cash. Included as part of the sale were warrants to purchase 11,128,000 common shares at any time before June 23, 2010 at an exercise price of $0.35. The Company had estimated the value of the warrants to be approximately $612,040 at the time of issue. The options were valued using the Black Scholes pricing model. The underlying assumptions used were: Grant date fair value of $0.30, exercise price of $0.35, risk free rate of 4.23%, volatility of 138.53% and term of 5 years. Since the stock price has never exceeded the exercise price of $0.35 and the warrants will expire in 2010, the Company will recognize the value of the consideration at the time as additional goodwill. As of the date of this report none of the warrants had been exercised and no value has been recognized.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

June 28, 2009

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

During the quarter ended March 31, 2008, 220,000 Shares were issued for directors’ fees and stock bonuses to two key employees and expensed. These Shares were valued based on the market price as of the date of issuance and stock based compensation expense of $17,600 was recognized during the three months ended March 31, 2008. Also during the fiscal year ended December 31, 2008, Shares issued to a Stan Harper as a board member were returned and recorded as treasury stock in the amount of $250.

The Company awarded a total of 1,500,000 shares of restricted common stock on June 26, 2009 to two officers. The Company valued these restricted shares at $0.01, based upon the trading history of the Company’s common stock on the OTC Bulletin Board, application of a marketability discount (based upon the limited trading volume) and application of a liquidity discount because the shares are restricted.

As policy, capital stock shares issued for services or expenses are valued based on market price on the date of issuance.

NOTE 6 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers directors own approximately 10% of the outstanding common stock of the Company. As of December 31, 2008, the Company owed LEA Management Company (“LEA Management”), which is controlled by Larry Eastland, the Company’s former Chief Executive Officer and Chairman of the Board, $201,861 pursuant to a demand promissory note. Park Staffing Services provided LEA Management services during 2008 and had accounts receivable from LEA Management of $62,500 as of December 31, 2008 (see Note 11). The net balance owed to LEA Management as of March 28, 2009 was $131,866. LEA Management forgave this note as part of Mr. Eastland’s separation agreement with the Company and it was recorded as additional paid in capital.

Employment Agreements: During the second quarter of 2008, the Company entered into employment agreements with four of its officers. Among other things, these agreements provides for base annual salaries aggregating $415,000 as compensation for the part-time and full time employment of such officers. The respective agreements each have a five-year term. Salaries will be reviewed annually, and health insurance is provided to one officer. Each of the employment agreements also provides for the payment of additional severance compensation to each officer equal to the remaining salary for the balance of the term of his employment agreement following termination if: (i) the agreement is terminated by the Company without cause (as defined therein), or (ii) terminated by the executive following a change in control (as defined therein). These agreements also entitle the officers to participate in stock option plans to be established by the Company. The contracts also provide for a sale/take-over termination bonuses of $1,050,000 to the four officers.

In connection with his resignation as an officer and director of the Company on March 28, 2009, all bonus provisions under Mr. Eastland’s employment agreement became null and void and no bonus had been earned or accrued on the Company’s books as of that date.

During the Company’s ownership of Park Staffing Services LLC until June 2008, the son-in-law of Mr. Eastland, then Chairman and CEO of the Company was employed as the managing director of Park Staffing at a salary of $120,000 per year. On June 16, 2008, he was terminated and received severance pay equivalent to six months of compensation.

During the second quarter of 2009, the Board approved separate employment agreements with three officers which provided for annual salaries in the aggregate of $195,000, as compensation for the part-time employment of the officers retroactive to June 1, 2009 for a five-year term.

Three of four previous employment agreements signed in April 2008 were terminated. The one remaining employment contract from April 2008 is for a full time officer and he receives $120,000 pursuant to his continuing employment agreement.

Some of the employment agreements provide for additional severance compensation for the term of the contract if: (i) the agreement is terminated by the Company without cause (as defined therein) or (ii) terminated by the executive following a change in control (as defined therein).  These agreements also entitle the officers to participate in stock option plans to be set up. The additional severance compensation totals $615,000.

In addition, two of the officers were awarded signing bonuses in the aggregate of 1,500,000 shares of restricted common stock of the Company.

The salaries of all officers are reviewed annually.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

June 28, 2009

NOTE 7 – DISCONTINUED OPERATIONS AND RECONVEYANCE OF TEMPSERVE ASSETS, NOW RENAMED PARK STAFFING SERVICES, LLC

On September 30, 2007, the Company entered into an Asset Purchase Agreement with Computer Contact Service, Inc. (“CCS”) to acquire substantially all of the assets of tempSERV (now renamed “Park Staffing Services, LLC”) (“Park Staffing Services”), then a division of CCS.

Park Staffing Services, which is located in Bakersfield, California, provides temporary industrial, construction, service, and clerical staffing services nationwide. In addition to the more traditional functions related to job placement, payroll and personnel administration, Park Staffing Services provides screening, testing, counseling and supervision of its placements.

The acquisition was completed on September 30, 2007. Assets acquired by the Company pursuant to the Agreement include: (i) certain fixed assets, equipment, fixtures, leasehold improvements located at Park Staffing Services’ office in Bakersfield, California; (ii) certain intellectual property of Park Staffing Services; (iii) the goodwill of Park Staffing Services; and (iv) certain contracts related to the assets acquired by the Company.

The consideration for such assets was an aggregate of $1,162,500, consisting of $400,000 in cash, a promissory note in the principal amount of $562,500 to have been paid out of the cash flow of Park Staffing Services in 36 equal monthly installments and a warrant to purchase 5,000,000 shares of common stock at $0.05 per share. The warrant was cancelled and will not be exercised. See note 6.

The Company paid the entire outstanding balance of a note payable to EDLA Family, LLC, an entity controlled by Larry Eastland, the former Chairman and CEO of the Company, in the amount of $200,000 during 2008. This note related to financing provided by EDLA Family, LLC in connection with the original acquisition of Park Staffing Services. The note bore interest at a rate of 6% and was amortized over 12 monthly payments of $17,643 beginning March 31, 2008.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

June 28, 2009

NOTE 7 – DISCONTINUED OPERATIONS AND RECONVEYANCE OF TEMPSERVE ASSETS, NOW RENAMED PARK STAFFING SERVICES, LLC

The economic downturn prior to year-end 2008 caused several major clients of Park Staffing Services to cancel or provide notice of future cancellation of their business with the company. In addition, statutory changes in the State of California’s regulation of worker’s compensation insurance further impaired the viability of this business. As a result, on December 30, 2008, the Company entered into an agreement to re-conveyed Park Staffing Services to CCS, the original owner of the business, with an effective date of January 1, 2009, in exchange for (i) $50,000 in cash, (ii) the return and cancellation of 5,000,000 warrants of the Company’s common stock and (iii) cancellation of the outstanding debt balance owed by the Company to CCS in the amount of of $393,015. The Company recorded a Loss on Sale of Discontinued Operations of $616,080 at December 31, 2008 to reflect this transaction. The loss was calculated as follows:

Calculation: Loss from Sale of Park Staffing	December 31, 2008
Cancellation of debt owed at 12/31/08	$393,015
Cash payment	50,000
Return of warrants	0
Consideration Received	443,015
LESS: Assets Disposed:
Goodwill	671,000
Customer list, net value	307,125
Covenant not to compete, net value	45,835
Furniture & fixtures, net value	35,135
NBV of Assets Disposed	$1,059,095

Loss from sale of Park Staffing	$(616,080)

The business is treated as a discontinued segment of the Company in its financial statements.

NOTE 8 – ASSET PURCHASE OF LAND AND PROPERTY, NOW NAMED WILD ANIMAL, INC.

On March 6, 2008 the Company, through its wholly-owned subsidiary Wild Animal, Inc. acquired real property and certain assets formally leased and operated by Animal Paradise, LLC for $2 million from Oak Oak, Inc. Wild Animal, Inc., as the facility is now known, located in Strafford, Missouri (near Springfield, Missouri), is a ride-through wild animal park similar to the previously acquired Wild Animal Safari theme park in Georgia.

The Company acquired land, land improvements, buildings and structures, equipment, fixtures, and inventory. The animals were acquired subsequent to the purchase. Pro forma results of operations have not been presented for the period prior to the transaction as such results were not available.

The Missouri assets were purchased with $250,000 cash and a mortgage to the seller for $1,750,000 (see note 3 for terms of the loan).

The purchase price was allocated as follows:

Land	$727,650
Buildings	418,300
Equipment	121,050
Improvements	733,000
Total assets acquired	$2,000,000

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

June 28, 2009

NOTE 8 – ASSET PURCHASE OF LAND AND PROPERTY, NOW NAMED WILD ANIMAL, INC. (continued)

Since acquiring this theme park in March 2008, the Company has invested more than $500,000 for improvements and equipment to bring it up to our standards of operation. These improvements were financed with additional borrowings discussed in note 3.

NOTE 9 – BUSINESS SEGMENTS

We manage our operations on an individual location basis. Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision making. The primary performance measures used to allocate resources are park earnings before interest, tax expense, depreciation and amortization and free cash flow.

NOTE 10 – GOING CONCERN

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

NOTE 11 – RESTRUCTURING

Effective March 28, 2009, Larry Eastland resigned as Chief Executive Officer and Chairman and a member of the Board of Directors of the Company. In connection with his resignation, the Company entered into a mutual release with Mr. Eastland and also agreed to a severance package under which Mr. Eastland shall receive his base salary for a period of six months. The Company and Mr. Eastland agreed to mutually forgive all other amounts owed to each other. As of that date, the Company owed LEA Management, Mr. Eastland’s affiliated company, $194,366 and LEA Management owed the Company $62,500 for services provided by its Park Staffing Services subsidiary. See note 6 Significant Transactions With Related Parties.

Effective March 28, 2009, Richard W. Jackson, resigned as a member of the Board of Directors and as the Company’s Chief Financial Officer. In connection with his resignation, the Company entered into a mutual release with Mr. Jackson and also agreed to a severance package under which Mr. Jackson shall continue to receive his base salary for a period of six months.

On March 28, 2009, the Board of Directors of the Company appointed Tristan R. Pico to serve as the Company’s Chief Executive Officer on a part-time basis for a $70,000 annual base salary. Mr. Pico has served as a member of the Company’s Board of Directors since March 2006 and as Secretary since October 2006.

On March 28, 2009, the Board of Directors of the Company appointed Dale Van Voorhis to serve as the Company’s Chairman of the Board and Chief Operating Officer, on a part-time basis for a $75,000 annual base salary. Mr. Van Voorhis was appointed to the Company’s Board of Directors on March 13, 2009.

On March 28, 2009, the Company appointed Jon Laria, CPA as Chief Financial Officer on a part-time basis for a $50,000 annual base salary.

On March 31, 2009, the Company closed its corporate office in Santa Monica California and subsequently moved its corporate office to its Georgia’s theme park location at 1300 Oak Grove Road, Pine Mountain, GA 31822.

The Company recorded a charge of $204,090 in March 2009 reflecting severance ($124,246) and a reserve for closing and relocating its office to Georgia and terminating its California office lease ($79,844).

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

June 28, 2009

NOTE 12 – CORRECTION OF ERRORS AND RESTATEMENT

The June 30, 2008 income statement has been restated to correct unrecorded expenses occurring throughout the year but reported in December 2008. Prior year annual earnings were reported correctly since the catch up adjustment was reported at year end in our Form 10-K. The interim statements are restated to reflect reporting these charges as incurred. The unrecorded expenses reported in this corrected June 30, 2008 period was $64,594 for the six month period and $32,297 for the second quarter. The consolidated statement of operations has been restated to reflect additional expenses in 2008 and discontinued operations for both periods. Sales and revenues were divided into segment, sources and the discontinued operations were isolated and defined.

The consolidated statement of cash flows is corrected and expanded to reflect the balance sheet and statement of operations revisions discussed above. The footnotes are expanded and clarified.

Consolidated Statement of Operations	Six Months Ended June 30, 2008	Three Months Ended June 30, 2008
Net Sales
Before	$6,133,334	$3,319,036
After	$1,475,014	$1,122,652
Cost of Sales
Before	$3,921,229	$1,916,948
After	$192,491	$122,706
Gross Profit
Before	$2,212,105	$1,402,088
After	$1,282,523	$999,946
Operating Expenses
Before	$2,073,930	$1,159,751
After	$1,369,025	$744,673
Net Income (Loss) from Operations
Before	$138,175	$242,337
After	$(86,502)	$255,273
Income from Discontinued Operations
Before	$0	$0
After	$126,567	$(53,925)
Net Income (Loss)
Before	$(29,598)	$151,153
After	$(94,192)	$118,857
Restated Consolidated Statement of Cash Flows

Net change from operations
Before	$194,603
After	$120,300
Cash flows from investing activities
Before	$(791,335)
After	$(839,721)
Cash flows from financing activities
Before	$325,316
After	$539,826
Cash flows from discontinued operations
Before	$0
After	$(66,569)

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

June 28, 2009

NOTE 12 – CORRECTION OF ERRORS AND RESTATEMENT

An unrecorded expense of $146,914 led to the Company’s restatement of its financial statements for the period ended December 31, 2007. This expense related to expenses incurred on behalf of the Company by the Company’s former Chairman and Chief Executive Officer and by another company that such officer controlled. The unrecorded expense of $146,914 was later forgiven in connection with the resignation of such officer, as further described in the “restructuring” described in note 11 above. The Company believes that the internal control deficiency that gave rise to the unrecorded expense has been addressed, as further described in ITEM 4T – CONTROLS AND PROCEDURES, in this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about them so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

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

Overview

We are in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. We plan to build a family of parks primarily through acquisitions of small local and regional privately owned existing parks. Our goal is to develop a series of compatible but distinct entertainment and amusement products, including themed amusement parks and associated products including food and beverage. The implementation of this strategy has begun with themed amusement parks and attractions. Our business plan is to acquire existing properties.

Effective June 11, 2008, the Company changed its name from “Great American Family Parks, Inc.” to “Parks! America, Inc.” In addition, effective June 25, 2008, the Company's quotation symbol on the Over-the-Counter Bulletin Board was changed from GFAM to PRKA.

Fiscal Year: Commencing on June 28, 2009, the Company changed its fiscal and quarterly reporting to 52/53 week fiscal year ending with the last Sunday in December of each calendar year. This is effective with the filing of our 2009 second quarter form 10Q which is as of June 28, 2009. The Company is making this change in order to align its fiscal year more closely with its weekly and monthly comparability of sales results to prior periods presented. As a result of this fiscal year change, fiscal year 2009 will have four less days, or 1.1% decrease in days over 2008. The second quarter report has two less days that last year’s report. The change is not significant to the Company’s consolidated financial statements for the periods presented.

Parks! America, Inc. is the parent corporation of the following wholly-owned subsidiaries:

(1) Wild Animal Safari, Inc., a Georgia corporation that operates and owns the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”).

(2) Wild Animal, Inc., a Missouri corporation that operates and owns the Wild Animal Safari theme park in Strafford, Missouri (the “Missouri Park”). The Company acquired Wild Animals, Inc. in March of 2008.

On December 30, 2008, the Company entered into an agreement with Stanley Harper, Troy Davis and CCS (the company from which we originally acquired the business of our subsidiary, Parks Staffing Services on September 30, 2007), pursuant to which the Company agreed to re-convey to its prior owners certain assets of Park Staffing Services (the “Re-conveyance Agreement”). The Re-Conveyance Agreement was effective as of January 1, 2009. The cash consideration paid for the assets of Park Staffing Services totaled $50,000. In addition, CCS agreed to forgive the remaining principal balance of $393,015 on its promissory note to the Company. Also, Mr. Harper returned warrants to acquire an additional 5,000,000 shares of the Company’s common stock at $0.05 per share and these warrants were cancelled. Goodwill and other intangibles associated with the original acquisition of Park Staffing Services were recorded in the amount of $1,062,500. The Company wrote down its goodwill by $570,245 and reduced intangibles by $45,835 as of December 31, 2008 to reflect the consideration paid on January 1, 2009 under the terms of the Re-conveyance Agreement. The assets of Park Staffing Services were originally acquired by the Company on September 30, 2007. For financial reporting purposes Park Staffing Services is presented as a discontinued segment in these financial statements.

In an effort to reduce our overhead costs and improve our internal controls over disbursements and financial reporting, our corporate office in Santa Monica, California was closed and all accounting and corporate records were consolidated to our headquarters in Pine Mountain, Georgia. Following the resignation of Larry Eastland and Richard Jackson in March 2009, the Board of Directors hired Tristan R. Pico, a prior member of the Board, as the new Chief Executive Officer and Dale Van Voorhis as the new Chief Operating Officer. Mr. Van Voorhis who was also elected as the Chairman of the Board. In addition, Jon Laria, CPA, was recruited as the new Chief Financial Officer.

Results of Operations

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The Company completed two significant strategic transactions in 2008, the purchase of Wild Animals, Inc. in March 2008 and the re-conveyance of Park Staffing Services business back to its original owners, effective as of January 1, 2009.

The sale of Park Staffing Services is reported as a discontinued segment.

Net Sales

See the table below for a break-down of operations for each park.

Total net sales for the first six months of the year increased $183,000 to $1.7 million as a result of the Missouri Park being open for the entire six months of the period as opposed to just over three months in the six-month period ended June 30, 2008. The Georgia Park net sales increased 7% to $1.4 million, primarily as a result of better pricing. Attendance at the Georgia Park increased 2% year-to-date as compared to 2008. April was the best month of the year so far, as was the case in 2008, due to spring break for students. Missouri Park revenue increased $93,000, or 62%, as a result of having a full six months operating in 2009 versus just over three months last year.

The largest park attendance month of the year is July and our attendance this year was comparable to July 2008.

Total cost of sales increased $50,000 to $242,000 in 2009 as a result of having the Missouri Park open for six months in 2009 versus just over three months in 2008.

Total gross profit increased $133,000 to $1.4 million in the first six months of 2009 with the Georgia Park adding $73,000, or 6%, and the Missouri Park generating gross profit of $189,000 in 2009 versus $129,000 in 2008. Higher admission pricing at the Georgia Park created the higher profit margin. The margin percentage declined at the Missouri Park due to higher animal food costs this year versus last year. The Missouri Park has substantially increased the number of animals on display this year over last year.

Operating expenses at the parks increased $104,000 in 2009 as compared with 2008 at this same period. The Georgia Park lowered its operating expenses by $70,000 during the first six months. Fuel charges decreased $10,000 in 2009 reflecting lower gas prices and our liability insurance was $15,000 lower in 2009 as well. Also professional fees declined $25,000 in 2009 at the Georgia Park. The Missouri Park spent $91,000 on advertising in 2009 versus $30,000 in 2008 to build traffic to the Park. Labor increased $65,000 at the Missouri Park year over year reflecting six months operation versus three months in 2008.

The Parks operating margin decreased $30,000 versus June 30, 2008 operating margin of $334,000. The Georgia Park improved its margin by $122,000 year-to-date, all of which occurred in the first quarter. The Missouri Park’s operating margin was a loss of $215,000 year-to-date in 2009 and an operating margin loss of $81,000 in the second quarter of 2009. Management’s goal is to bring operations at the Missouri Park to break-even in 2010. We believe this is an aggressive goal and a tremendous challenge, based on our results to-date.

The following table breaks down our operations by subsidiary for 2009 versus 2008:

SIX MONTHS	Georgia Park		Missouri Park		Total
($ in 1,000's)	2009	2008	2009	2008*	2009	2008
Net Sales	1,414	1,324	244	151	1,658	1,475
Cost of Sales	(187)	(170)	(55)	(22)	(242)	(192)
Gross Profit	1,227	1,154	189	129	1,416	1,283
Gross Profit %	87%	87%	77%	85%	85%	87%
Operating Expenses	(604)	(674)	(345)	(171)	(949)	(845)
Depr. & Amortization	(104)	(83)	(59)	(21)	(163)	(104)
Operating Margin	519	397	(215)	(63)	304	334
Corporate operating expenses					(590)	(421)
Profit (Loss) from operations					(286)	(87)

Second Quarter	Georgia Park		Missouri Park		Total
($ in 1,000's)	2009	2008	2009	2008*	2009	2008
Net Sales	1,054	990	172	133	1,226	1,123
Cost of Sales	(122)	(107)	(34)	(16)	(156)	(123)
Gross Profit	932	883	138	117	1,070	1,000
Gross Profit %	88%	89%	80%	88%	87%	89%
Operating Expenses	(378)	(327)	(232)	(139)	(610)	(466)
Depr. & Amortization	(51)	(41)	(29)	(16)	(80)	(57)
Operating Margin	503	515	(123)	(38)	380	477
Corporate operating expenses					(201)	(222)
Profit (Loss) from operations					179	255
* Missouri park opened in late March of 2008

Quarter Ended June 28, 2009 Compared to Quarter Ended June 30, 2008

Net Sales

Total net sales for the second quarter of the year increased $103,000 to $1.2 million as a result of growth in attendance at the Missouri Park, which had 29% higher revenues in the current quarter. The Georgia Park net sales increased $64,000, or 6% primarily as a result of better pricing. Attendance at the Georgia Park increased 1% during the second quarter as compared to the same period in 2008.

Total cost of sales increased $33,000 to $156,000 during the second quarter of 2009 as a result of higher animal feeding cost associated with substantially more animals this year versus 2008.

Total gross profit increased $70,000, or 7%, to $1.1 million in the second quarter with growth occurring at both parks as a result of higher revenues. Higher animal feeding costs in 2009 at both parks during the quarter lowered the overall profit margin at the parks.

Operating expenses increased $144,000, or 31% in 2009 as compared with 2008’s second quarter. The Missouri Parks’s operating expenses increased $93,000, or 67%, primarily as a result of higher advertising and labor costs.

The parks operating margin decreased $97,000 in the quarter versus that of the same period in 2008. The decline is a result of higher operating spending at both parks during the quarter.

Corporate Spending

Corporate spending was $169,000 higher during the first six months as a result of the first quarter restructuring charge of $204,000 representing $124,000 for severance payments and $80,000 for early termination of the California office lease and consolidating our headquarters function at our Georgia Park. The Company’s year-to-date professional services expenses increased $65,000 versus 2008 as a result of increased accounting services, primarily in the second quarter of 2009. This was needed to bring our corporate reporting in line with Generally Accepted Accounting Principles (GAAP) and the Securities Exchange Commission (SEC) reporting requirements for a public company.

Corporate spending during the second quarter of 2009 decreased $21,000 as compared with 2008, despite paying higher outside accounting fees. The closing of the San Monica, CA office generated more savings than the higher outside accounting fees.

Other income includes $175,000 in proceeds from the sale of timber from unused areas of the Georgia Park which was recorded in the first quarter of 2009.

Income from discontinued operations was $52,969 as a result of collecting approximately $20,000 more from receivables than originally estimated and receiving $32,000 more in workers compensation refunds than originally recorded and projected at December 31, 2008. The Company has no assets or liabilities recorded on its books as of June 28, 2009 related to its discontinued operation of Park Staffing Services.

The Company reported a net loss from operations of $205,951, or $0.00 per share, for the six months ended June 28, 2009 as compared to restated net loss from operations of $94,192, or $0.00 per share last year at this time. The discontinued operations generated $74,000 more in reported profit last year during this six month period. This year’s results included restructuring charges of $204,000 partially offset by a one-time gain on the sale of timber for $175,000. The combined operating margins from the parks declined $30,000 this year versus 2008.

The Company reported a net profit of $161,982, or $0.00 per share, for the second quarter of 2009 as compared with a net profit of $118,857, or $0.00 per share, for this quarter last year. This year’s second quarter profit benefited from a $52,969 net profit from discontinued operations as compared to a net loss of $53,925 in 2008. The operating margin of the combined parks decreased 20% in 2009 as a result of higher advertising and payroll cost this year.

Liquidity and Capital Resources

Management believes that cash generated by or available to the Company may not be sufficient to fund its capital and liquidity needs for the near-term foreseeable future. Our working capital is negative $593,000 at June 28, 2009 as compared to negative $636,000 at year end.

Total long-term debt (including current maturities and the line of credit) at June 28, 2009 was $4.4 million versus $5.0 million at year end as a result of transferring $393,000 of debt related to Park Staffing Services upon re-conveyance at January 1, 2009. In addition, the Company repaid $147,000 on its line of credit since year-end.

At June 28, 2009, the Company had equity of $2.4 million and total debt of $4.4 million, leaving the Company with a debt to equity ratio was 1.83 to 1. The Company’s debt to equity ratio was 2.1 to 1 as of year-end.

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

Unrestricted cash was $235,000 at June 28, 2009 and our line of credit was drawn down to $174,000 leaving us an available balance of $276,000. Capital spending likely will be kept to a minimum during the next twelve months to improve our financial condition.

Our current size and operating model leaves us very little room for mistakes. Our highest priority is to make the Missouri Park operation break-even and then profitable. The tightness in the financial markets could make it difficult for us to raise the needed capital to give us the time we may need to get the Missouri Park profitable. Any future capital raised by our company is likely to result in substantial dilution to existing stockholders.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were effective as of June 28, 2009, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

1.

recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and

2.

accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

(a) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(b) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and

(c) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce this risk.

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting are effective.

The Company has disclosed in prior reports that there were material weaknesses in both the design and effectiveness of our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our prior assessments we expressed our view that the material weaknesses related to (1) the absence of adequate staffing, proper role descriptions, inadequate training and poor communication between offices, (2) the lack of controls or ineffectively designed controls, (3) the failure in design and operating effectiveness of information technology controls over financial reporting, and (4) failures in operating control effectiveness identified during the testing of the internal control over financial reporting.

The Company’s Audit Committee has reviewed, among other things, steps taken by the Company to strengthen internal controls. The Audit Committee concluded that significant corrective measures have been effected that materially address the Company’s prior weakness. Among those steps, the Board has implemented key management changes including changes in its President and Chief Executive Officer and its Chief Financial Officer. The Company closed its corporate office in Santa Monica, California, thereby consolidating its administration and bookkeeping in one location with greater oversight. The Audit Committee noted that all of the “unrecorded expenses” that caused the Company to re-state its fiscal 2007 and 2008 financial statements originated from the Santa Monica Office. In addition, the sale of Parks Staffing Services simplified internal bookkeeping. Finally, the Board re-established the Audit Committee in April of 2009. The Company is continuing to examine and strengthen its internal financial control and reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

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

We Are Dependent Upon the Services of Our Executive Officers and Consultants.

Our success is heavily dependent on the continued active participation of our executive officers. Loss of the services of one or more of these officers could have a material adverse effect upon our business, financial condition or results of operations. In particular, we place substantial reliance upon the efforts and abilities of Dale Van Voorhis, Chairman of the Board of Directors and Chief Operating Officer and Jim Meikle, President of Wild Animal Inc and Wild Animal Safari Inc and Director. The loss of Mr. Van Voorhis or Mr. Meikle's services could have a serious adverse effect on our business, operations, revenues or prospects.

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

The market price of our common stock may decline because there are a large number of warrants that may be available for future sale, and the sale of these shares may depress the market price. As of August 12, 2009, we had approximately 53,606,537 shares of common stock issued and outstanding and outstanding warrants to purchase up to 14,300,000 shares of common stock. The warrants represent approximately 28% of our common stock issued and outstanding. The sale of the shares underlying such warrants may adversely affect the market price of our common stock. All of such warrants expire in June of 2010.

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

ITEM 6. EXHIBITS AND CURRENT REPORTS ON 8-K.

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

In addition, the following reports are incorporated by reference:

Current Report on Form 8-K, “Item5.02. Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers,” dated June 13, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

/s/ Tristan R. Pico
August 12, 2009	Tristan R. Pico
Chief Executive Officer (Principal Executive Officer)

/s/ Jon Laria
Jon Laria
Chief Financial Officer (Principal Financial Officer)