Form 10-Q/A
period 2009-03-31
PARKS AMERICA, INC
filed 2009-09-09
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-Q/A

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

Preliminary Statement

This Report on Form 10-Q/A of Parks! America, Inc. (the “Company”) for the period ended March 31, 2009 amends and restates the report on Form 10-Q filed by the Company on May 15, 2009 for the same period.

PART I

ITEM 1. FINANCIAL STATEMENTS.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

TABLE OF CONTENTS

__________

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	5

Consolidated Statements of Income	6

Statement of Stockholders’ Equity	7

Consolidated Statements of Cash Flows	8

Notes to Consolidated Financial Statements	9-19

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

CONSOLIDATED BALANCE SHEETS

At March 31, 2009 (Unaudited) and December 31, 2008 (Audited)

	March 31, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS
Current Assets
Cash – unrestricted	$73,594	$72,814
Cash – restricted	38,630	38,812
Stock (at market value)	0	10,500
Inventory	139,992	133,492
Prepaid expenses	86,140	100,563
Discontinued operations current assets	100,808	876,169
Total Current Assets	439,164	1,232,350

Property and Equipment, net (includes discontinued P&E of $0 and $35,135, respectively)	7,028,756	7,128,412

Other Assets
Intangible assets, net	16,412	18,690
Note receivable, Idaho Chevron	3,000	3,000
Deposits	10,683	10,683
Discontinued operations other assets	0	446,667
Total Other Assets	30,095	479,040

TOTAL ASSETS	$7,498,015	$8,839,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$227,948	$10,114
Accrued expenses	398,205	359,638
Note payable – related party	0	201,861
Notes payable – lines of credit	393,901	321,000
Current maturities of long – term debt	173,906	173,906
Discontinued operations current liabilities	0	801,640
Total Current Liabilities	1,193,960	1,868,159

Long-term Debt
Long – term obligations (includes discontinued operations debt of $ 0 and $393,015)	4,109,641	4,541,162

TOTAL LIABILITIES	5,303,601	6,409,321

STOCKHOLDERS’ EQUITY
Common stock; 300,000,000 shares authorized, at $.001 par value; 52,106,537 shares issued and outstanding	52,106	52,106
Capital in excess of par	4,592,756	4,460,890
Treasury stock	(250)	(250)
Accumulated deficit	(2,450,198)	(2,082,265)
TOTAL STOCKHOLDERS’ EQUITY	2,194,414	2,430,481

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,498,015	$8,839,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31, 2009 and 2008

	March 31, 2009 (unaudited)	March 31, 2008 (unaudited)

NET SALES
Theme park admissions	$431,648	$352,362
Corporate & unallocated	6,442	0
Total Net Sales	438,090	352,362

COST OF SALES	86,182	69,785

GROSS PROFIT	351,908	282,577

OPERATING EXPENSES
Selling, general and administrative	523,770	576,184
Depreciation and amortization	82,465	48,168
Restructuring charges	204,090	0
Total Operating Expenses	810,325	624,352

LOSS FROM OPERATIONS	(458,417)	(341,775)

OTHER INCOME (EXPENSES)
Interest income	109	1,456
Rental income	1,400	1,838
Other income	2,924	3,384
Other (expenses)	(2,661)	(13,985)
Interest expense	(88,025)	(44,459)
Sale of timber at Georgia park	176,737	0
Total Other Income (Expenses)	90,484	(51,766)

NET LOSS BEFORE INCOME TAXES	(367,933)	(393,541)

PROVISION FOR INCOME TAXES	0	0

LOSS FROM CONTINUING OPERATIONS	(367,933)	(393,541)

INCOME FROM DISCONTINUED OPERATIONS	0	180,492

NET LOSS	$(367,933)	$(213,049)

WEIGHTED OUTSTANDING SHARES (stated in thousands)	52,106	52,106

NET LOSS PER SHARE	$(0.01)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

As of March 31, 2009

	Common Stock		Additional	Treasury	Accumulated
	Shares	Amount	Paid in Capital	Stock	Deficit	Total

Balance, December 31, 2005	44,946,537	$ 44,946	$ 3,384,650	$ -	$ (921,429)	$ 2,508,167

Issuance of common stock for services and expenses at $.15 per share	6,940,000	6,940	1,058,860	-	-	1,065,800

Net Income for the Year Ended December 31, 2006	-	-	-	-	422,599	422,599

Balance, December 31, 2006	51,886,537	51,886	4,443,510	-	(498,830)	3,996,566

Net Loss for the Year Ended December 31, 2007	-	-	-	-	(121,923)	(121,923)

Balance, December 31, 2007	51,886,537	51,886	4,443,510	-	(620,753)	3,874,643

Issuance of common stock to directors and officers	220,000	220	17,380	-	-	17,600

Treasury stock returned				(250)		(250)

Net Loss for the Year Ended December 31, 2008	-	-	-	-	(1,461,512)	(1,461,512)

Balance, December 31, 2008	52,106,537	52,106	4,460,890	(250)	(2,082,265)	2,430,481

Increase in contributed capital for net shareholder debt forgiveness	-	-	131,866	-	-	131,866

Net Loss for the Period Ended March 31, 2009	-	-	-	-	(367,933)	(367,933)

Balance, March 31, 2009	52,106,537	$ 52,106	$ 4,592,756	$ (250)	$(2,450,198)	$ 2,194,414

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2009 and 2008

	March 31, 2009 (unaudited)	March 31, 2008 (unaudited)
Cash Flows from Operating Activities:
Net loss for the period	$(367,933)	$(213,049)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense & amortization	82,465	48,168
Forgiven indebtedness notes payable – related party	(201,861)	-
Decrease in contributed capital for shareholder receivable write off	(62,500)
Increase in contributed capital for shareholder debt forgiveness	194,366
Changes in Assets and Liabilities
(Increase) decrease in prepaid expenses and taxes	14,423	3,430
(Increase) in inventory	(6,500)	(10,000)
Decrease in ST securities mark to market	10,500	-
Increase in accrued expenses	38,567	70,629
Increase (decrease) in accounts payable	217,834	(11,028)
Net Cash From (Used In) Operating Activities	(80,639)	(111,850)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(15,666)	(212,227)
Purchase Wild Animal, Inc.	-	(250,000)
Capitalization of loan fees	-	(6,200)
Decrease in restricted cash	182	-
Net Cash (Used In) Investing Activities	(15,484)	(468,427)

Cash Flows from Financing Activities:
Increase in note payable – related party	-	53,697
Proceeds from note payable and lines of credit	72,901	347,061
Payments on note payable and lines of credit	(38,506)	(5,000)
Issuance of common stock – director fees	-	17,600
Net Cash Provided (Used In) Financing Activities	34,395	413,358

Cash Flows From Discontinued Operations	62,508	9,125

Net Increase in Cash	780	(157,794)
Cash at beginning of period	72,814	378,610
Cash at end of period	$73,594	$220,816

Supplemental Cash Flow Information:
Cash paid for interest	$80,701	$198,996
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

1.

ORGANIZATION

Parks! America (“Parks!” or the “Company”) was originally incorporated on July 30, 1954 as Painted Desert Uranium & Oil Co., Inc. in Washington State.  On October 1, 2002, Painted Desert Uranium & Oil Co., Inc. changed its name to Royal Pacific Resources, Inc. and its corporate domicile to the State of Nevada.

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

The Company, through its wholly-owned subsidiaries Wild Animal, Inc., a Missouri corporation and Wild Animal Safari, Inc. a Georgia corporation, owns and operates two regional theme parks.  For more information regarding the acquisition and subsequent re-conveyance of Park Staffing Services LLC (formerly known as tempServe LLC) see note 7. For financial reporting purposes, Parks Services is presented as a discontinued operation.  The parks are open year round but experience increased seasonal attendance April through August.

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

Principles of Consolidation:  The accompanying consolidation financial statements include the accounts of the Company and its subsidiaries (Wild Animal Safari, Inc. in Georgia and Wild Animal, Inc. in Missouri). Park Staffing Services, LLC is reported as a discontinued operation.  Results of operations and cash flows are included for the period subsequent to the acquisition dates and include the accounts of Wild Animal Safari, Inc. and Wild Animal, Inc.  All material inter-company accounts and transactions have been eliminated in consolidation.

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

Advance from Factor:  The Company used a factor for cash flow and receivables administration purposes for its Park Staffing business.  The factor is an entity owned by the shareholders of Computer Contract Service, Inc. (CCS), an entity from which, the Company acquired the assets of tempSERV (See Note 7). Under the factoring agreement, the factor purchases certain trade accounts receivable and assumes minimal credit risks with respect to such accounts for a factoring charge negotiated as a percentage of the invoice amount assigned.  The Company may also obtain advances against the receivables assigned.  The Company is contingently liable to the factor for merchandise disputes, customer claims, and the like, on receivables sold to the factor.  The factor holds a security interest in certain receivables.  Accordingly, the Company has presented its accounts receivables related to the Park Staffing business in the discontinued current assets at net realizable value and presented its borrowings from the factors in its discontinued operations current liability. As of March 31, 2009, the Company was responsible for the collection of its receivables which were under $6,000 (net of a reserve for uncollectible accounts of $68,000). There are no amounts owed to the factor at March 31, 2009.

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

Goodwill:  Goodwill was initially recorded as the excess of the purchase price over the fair value of the net assets acquired.  Goodwill is not amortized.  We are required to evaluate goodwill for impairment on at least an annual basis, or sooner if required to do so. At March 31, 2009, the Company had no goodwill on its books.

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

Stock Based Compensation:  Prior to January 1, 2006 the company accounted for stock based compensation under recognition and measurement principles of SFAS No. 123 and as permitted under APB Opinion No. 25, and related interpretations.  Effective January 1, 2006 the company adopted FAS 123R using the modified prospective method which recognizes compensation costs on a straight-line basis over the requisite service period of the SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as cash inflows from financing activities and cash outflows from operating activities.  The company also applies SFAS No. 123R and EITF No. 96-18 stock based compensation to non-employees. No activity has occurred in relation to stock options during the period ended March 31, 2009.  Stan Harper returned 5,000,000 stock warrants of the Company as part of the reconveyance of Park Staffing back to him. The Company awards shares to its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended  The Company recognizes the expense based on the share price at time of the grant. Directors were granted 25,000 shares for their service in 2008.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, “Financial Statements – Materiality”, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. The Company has restated its 2007 financial statements for correction of two errors (see note 12).

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

3.

NOTES RECEIVABLE – OTHER ASSETS

On Oct 31, 2006 the company received a note receivable from Idaho Center Chevron in the amount of $300,000 in connection with the sale of real estate associated with a convenience store formerly owned by the Company.  The note has a term of five years and bears interest at the rate of 8% per annum.  Subsequent to the issuance of the note management valued same at security interest value.  By its terms, the face amount of the note is tied to the value of Shares of the Company that collateralize the note. Consequently, the note was valued at $3,000 on March 31, 2009 and December 31, 2008.

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

In addition, on November 17, 2005, the Company’s wholly-owned subsidiary, Wild Animal Safari, Inc. obtained a line of credit loan from Commercial Bank & Trust Company of Troup County for working capital purposes in the principal amount of $200,000.  This line of credit loan is renewable annually, subject to the satisfactory performance by Wild Animal Safari theme park assets.  The line of credit was drawn down to $195,000 as of March 31, 2009 leaving $5,000 available.  All advances are recorded as current liabilities.

On February 27, 2008, the bank issued a note payable for $22,000 for the purchase of a vehicle with an interest rate of 7.1% per annum. The loan is being amortized over five years.	17,764	18,760

On March 5, 2008 the Company’s wholly owned subsidiary Wild Animal, Inc. issued a note payable to Oak Oak, Inc. in the amount of $1,750,000 for debt incurred in the purchase of the Wild Animal theme park.  The note bears interest at 8% and is payable in 36 monthly installments of $12,841, and a final balloon payment at the end of the 3rd year.  Wild Animal, Inc. has the right to extend the loan for 2 more years in exchange for the addition of $50,000 to the principle amount of the note and the issuance of Company stock having a fair market value of  $20,000 in addition to the monthly payment. In the event the note is extended the final balloon payment will be due in full on the 60th payment.  If the balance due under the note is paid on or before the due date of the balloon payment Wild Animal, Inc.  is entitled to a 10% discount of the then balances.

	1,735,380	1,739,145

On March 5, 2008 the Company obtained a loan from Commercial Bank & Trust in the amount of $500,000 to improve and upgrade facilities of the Wild Animal theme park in Missouri. The bears interest at a rate of 7.25% and is payable in 60 monthly payments of $9,986. In addition an existing line of credit was extended for $250,000 until March 7, 2010 on a variable rate with the initial rate being 6%. At March 31, 2009, the line was drawn down to $198,901 leaving $51,099 available.	413,596	435,77
	4,283,547	4,322,053

Less current portion of long-term debt	(173,906)	(173,906)
	$4,109,641	$4,148,147

At March 31, 2009 the scheduled future principal maturities for all notes are as follows:

Period Ending
March 31	Amount
2009	$173,906
2010	187,567
2011	202,303
2012	218,200
2013	235,200
Thereafter	3,266,371
Total	$4,283,547

On September 30, 2007, Park Staffing Services, LLC (Subsidiary) issued a note payable to Computer Contract Services, Inc. in the amount of $562,500 for debt incurred in the purchase of the Park Staffing Services temp agency. The note required interest at a rate of 6% and 36 monthly payments of $17,290 beginning January 1, 2008. This loan was re-conveyed on January 1, 2009.	$-	$393,015

5.  STOCKHOLDERS’ EQUITY

On September 27, 2004, the Company issued 2,984,400 common shares, and 2,059,200 share purchase warrant pursuant to a purchase agreement dated June 10, 2004.  Each share purchase warrant included the right to purchase an additional common share at $0.30 per share at any time within five years.  Since the warrants and shares were both equity classified, no separate valuation of the warrants were performed.

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

During the quarter ended March 31, 2008, 220,000 shares of stock were issued for directors’ fees and stock bonuses to two key employees and expensed.  These shares were valued based on the market price as of the date of issuance and stock based compensation expense of $17,600 was recognized during the three months ended March 31, 2008. Also during 2008, shares issued to a Stan Harper as a board member were returned as part of the re-conveyance agreement of Park Staffing and recorded as treasury stock in the amount of $250.

As policy, capital stock shares issued for services or expenses are valued based on market price on the date of issuance.

6.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer, directors and their controlled entities own approximately 7% of the outstanding common stock of the Company.  As of December 31, 2008, the Company owed LEA Management Company (“LEA Management”), which is controlled by Larry Eastland, the Company’s former Chief Executive Officer and Chairman of the Board, $201,861 pursuant to a demand promissory note.  Park Staffing Services provided LEA Management services during 2008 and have accounts receivable of $62,520 as of December 31, 2008 (see Note 7). At March 31, 2009, all amounts were forgiven by the Company and Larry Eastland and amounts are included in the restructuring charge of $72,224, net.

Employment Agreements:  During the second quarter of 2008, the Company entered into employment agreements with four officers which provides for base annual salaries of aggregate payments of $415,000, as compensation for the part-time and full time employment of the officers retroactive to January 2008 or April 2008 for a five year term. Salaries will be reviewed annually, and health insurance is provided to one officer.

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

During the Company’s ownership of Park Staffing Services LLC until June 2008, the son-in-law of Larry Eastland, then Chairman and CEO of Parks America was employed as the managing director of Park Staffing at a salary of $120,000 per year. On June 16, 2008, he was terminated and received severance pay of six months.

7.

DISCONTINUED OPERATIONS AND RECONVEYANCE OF TEMPSERVE ASSETS, NOW RENAMED PARK STAFFING SERVICES, LLC

On September 30, 2007, the Company entered into an Asset Purchase Agreement with Computer Contact Service, Inc. (“CCS”) to acquire substantially all of the assets of tempSERV (now renamed Park Staffing Services, LLC) (“Park Staffing Services”), then a division of CCS.

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

The consideration for the assets acquired by the Company was an aggregate of $1,162,500, consisting of $400,000 in cash, a promissory note in the principal amount of $562,500 shall be paid out of the cash flow of Park Staffing Services in 36 equal monthly installments, in the amount of $17,292.41 each, commencing on January 1, 2008, and continuing through December 1, 2010, and a warrant to purchase 5,000,000 shares of common stock at $0.05 per share.  The warrant was cancelled and will not be exercised.  (See note 6)

A note payable to EDLA, LLC, a related party entity controlled by the Chairman and CEO of Parks America, in the amount of $200,000 for the remainder of debt incurred in the purchase of the Park Staffing Services.  The note required interest at a rate of 6% and 12 monthly payments of $17,643 beginning March 31, 2008.  The entire balance of this loan was paid off during 2008.

The purchase price was allocated as follows:
Furniture and fixtures	$50,000
Goodwill	671,000
Continuing contracts	391,500
Covenant not to compete	50,000
Total assets acquired	$1,162,500

Total consideration paid consists of:
Note payable-Computer Contract Service Inc	$(562,500)
Note payable-EDLA LLC	(200,000)
Cash for purchase	(400,000)
Total Consideration	$(1,162,500)

Cash for purchase	$(400,000)
Cash for operations	(25,000)
Prepaid deposit and insurance	(97,683)
Total consideration paid	$(522,683)

The economic downturn at year end caused major clients of Park Staffing to cancel business at year end. Change in regulation of workman’s compensation insurance further impaired the viability of the segment. As a result, on December 30, 2008, an agreement was executed that re-conveyed this segment to CCS, the original owner,  effective January 1, 2009, in exchange for $50,000 cash, 5,000,000 warrants of the Company’s common stock and the outstanding debt balance owing CCS of $393,015. The Company recorded a Loss on Sale of Discontinued Operations of $616,080 at December 31, 2008 to reflect this purchase price. The loss was calculated as follows:

Calculation: Loss from Sale of Park Staffing	As of Dec 31, 2008
Cancellation of debt owed at 12/31/08	$393,015
Cash payment	50,000
Return of warrants	0
Consideration Received	443,015
LESS: Assets Disposed:
Goodwill	671,000
Customer list, net value	307,125
Covenant not to compete, net value	45,835
Furniture & fixtures, net value	35,135
NBV of Assets Disposed	1,059,095

Loss from sale of Park Staffing	$(616,080)

The business is treated as a discontinued segment of the Company in its financial statements.

8.

ASSET PURCHASE OF LAND AND PROPERTY, NOW NAMED WILD ANIMAL, INC.

On March 6, 2008 the Company entered into an Asset Purchase Agreement with Oak Oak, Inc. to acquire real property and certain assets formally leased and operated by Animal Paradise, LLC for $2 million. (The facilities were renamed Wild Animal, Inc. and the subsidiary was incorporated under Missouri law).

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

The Missouri assets were purchased with $250,000 cash and a mortgage to the seller for $1,750,000 (see note  4 for terms of the loan).

The purchase price was allocated as follows:

Land	$727,650
Buildings	418,300
Equipment	121,050
Improvements	733,000
Total assets acquired	$2,000,000

Since acquiring this theme park in March 2008, the Company has invested more than $450,000 for improvements and equipment to bring it up to our standards of operation. These improvements were financed with additional borrowings discussed in note 4.

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

11.

RESTRUCTURING

Effective March 28, 2009, Larry Eastland resigned as Chairman and Chief Executive Officer to the Board of Directors of the Company.  There were no disagreements between Mr. Eastland and the Company which led to his resignation.  In connection with his resignation, the Company entered into a mutual release with Mr. Eastland and also agreed to a severance package under which Mr. Eastland shall receive his base salary for a period of six months. The Company and Mr. Eastland agreed to mutually forgive all amounts owed each other for services provided to each other. The Company owed LEA Management, Mr. Eastland’s wholly owned company, approximately $200,000 as of the date of the separation agreement and LEA Management owed the Company nearly $63,000 for services provided by its Park Staffing Services subsidiary. (See note 6)

Effective March 28, 2009, Richard W. Jackson, resigned as a member of the Board of Directors and as the Company’s Chief Financial Officer.  There was no disagreement or dispute between Mr. Jackson and as the Company’s Chief Financial Officer which led to his resignation. In connection with his resignation, the Company entered into a mutual release with Mr. Jackson and also agreed to a severance package under which Mr. Jackson shall continue to receive his base salary for a period of six months.

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

The Company recorded a charge to operations for $204,090 in March 2009 reflecting severance ($124,246), estimated office lease termination expense and corporate office relocation ($79,844).

12.

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

The consolidated statement of cash flows is corrected and expanded to reflect the balance sheet and statement of operations revisions discussed above. The footnotes are expanded and clarified.  The following are the before and after balances as restated:

Period Ending March 31, 2008

Consolidated Statement of operations
Sales
Before	$2,784,431
After	$352,362
Cost of Sales
Before	$2,004,280
After	$69,785
Gross Profit
Before	$780,151
After	$282,577
Operating Expenses
Before	$884,314
After	$624,352
Net (Loss) from Operations
Before	$(104,163)
After	$(341,775)
Income from Discontinued Operations
Before	$0
After	$180,492
Net (Loss)
Before	$(180,752)
After	$(213,049)

Period Ending March 31, 2008

Restated Consolidated Statement of Cash Flows
Net change from operations
Before	$213,826
After	$(111,850)
Cash flows from investing activities
Before	$(2,225,217)
After	$(468,427)
Cash flows from financing activities
Before	$1,942,654
After	$413,358
Cash flows from discontinued operations
Before	$0
After	$9,125

An unrecorded expense of $146,914 led to the restatement the Company’s restatement of its financial statements for the period ended December 31, 2007.  This expense related to expenses incurred on behalf of the Company by its former Chairman and CEO. The unrecorded expense of $146,914 was later forgiven in connection with the resignation of such officer, as further discussed in the restructuring described in note 11 above.

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

(2) Wild Animal, Inc., a Missouri corporation that operates and owns the Wild Animal Safari theme park in Strafford, Missouri (the “Missouri Park”). The Company acquired Wild Animal, Inc. in March of 2008.

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

Results of Operations

Total net sales for the first three months of the year increased approximately $86,000 to approximately $438,000 as a result of the Missouri theme park being open for the entire quarter versus just opening at the end of March 2008. The Georgia park net sales increased 10% to $366,000 as a result of better pricing. Attendance at the Georgia theme park was flat despite 2009’s first quarter recession. This is traditionally a slower part of the season due to harsher weather and very little group activity as well.

Total cost of sales increased approximately $16,000 to $86,000 in 2009 as a result of having the Missouri park open for three months in 2009 versus a few days in 2008.

Total gross profit increased approximately $70,000 to $352,000 in the first quarter 2009 with the Georgia park adding $31,000 and Missouri park generating additional gross profit of $39,000 during the quarter as a result of being open for the entire quarter in 2009.. Higher admission pricing at the Georgia park created the higher profit margin.

The Georgia park lowered its operating expenses by $106,000 during the first quarter 2009 by reducing expenditures in advertising, professional fees, fuel, insurance cost, payroll and travel. Missouri spent $81,000 more reflecting three entire months of operation versus just opening late last March 2008.

The Georgia park generated a positive contribution margin of $22,000, or $126,000 more than last year as a result of its cost cutting and higher pricing.  Missouri results were in line with Management’s expectations for this start-up operation.

The following table breaks down our operations by subsidiary for 2009 versus 2008:

First QTR	Georgia Park		Missouri Park		Total
($ in 1,000's)	2009	2008	2009	2008*	2009	2008
Net Sales	366	334	72	18	438	352
Cost of Sales	(65)	(64)	(21)	(6)	(86)	(70)
Gross Profit	301	270	51	12	352	282
Gross Profit %	82%	81%	71%	67%	80%	80%
Operating Expenses	(226)	(332)	(113)	(32)	(339)	(364)
Depreciation & amortization	(53)	(42)	(30)	(5)	(83)	(47)
Contribution Margin	22	(104)	(92)	(25)	(70)	(129)
Corporate operating expenses					(389)	(212)
Profit (Loss) from operations					(459)	(341)
* Missouri park opened in late March 2008

Excluding the restructuring charges of $204,090, corporate spending was slightly higher during the first quarter due to higher salaries. The Company implemented a restructuring to close the corporate office in Santa Monica, CA and move its functions to the Georgia park. We expect to save over $450,000 from last year’s spending going forward in the next twelve months as a result of this move and reductions in corporate payroll.

The Georgia park sold some timber from its unused areas generating other income of approximately $177,000 in the first quarter of 2009 which helped offset the restructuring charge of $204,090 (see Note 11 for more information).

The Company reported a loss from continuing operations of $367,933 versus a loss of $393,541 during first quarter of 2008.  During the first quarter, income from discontinued operations was $0 in 2009  versus income of $180,492.

The first quarter net loss was $367,933, or $0.01 per share, versus a loss of $213,049, or $0.00 per share last year.

Liquidity and Capital Resources

Management believes that cash generated by or available to Parks! may not be sufficient to fund its capital and liquidity needs for the near-term foreseeable future. Our working capital is negative $755,000 at March 31, 2009 as compared to $636,000 negative at year end.

Total debt (including the line of credit) at March 31, 2009 was $4.7 million versus $5.0 million at year end as a result of transferring 393,000 of debt related to Park Staffing upon reconveyance at January 1, 2009. This was partially offset by additional borrowing another $72,000 on our line of credit during the first quarter.

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

11.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Subsequent to the period covered by this report management re-evaluated its controls and procedures.

Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were effective as of the date of this Amended Report, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

The Company’s Audit Committee has reviewed, among other things, steps taken by the Company to strengthen internal controls.  The Audit Committee concluded that significant corrective measures have been effected that materially address the Company’s prior weakness.  Among those steps, the Board has implemented key management changes including changes in its President and Chief Executive Officer and its Chief Financial Officer.  The Company closed its corporate office in Santa Monica, California, thereby consolidating its administration and bookkeeping in one location with greater oversight.  The Audit Committee noted that all of the “unrecorded expenses” that caused the Company to re-state its fiscal 2007 and 2008 financial statements originated from the Santa Monica Office.  In addition, the sale of Parks Staffing Services simplified internal bookkeeping.  Finally, subsequent to the quarter ended March 31, 2009  the Board re-established the Audit Committee in April of 2009.  The Company is continuing to examine and strengthen its internal financial control and reporting.

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

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Certification by Chief Executive Officer as required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Financial Officer as required by Rule 13a-14 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

/s/ Tristan R. Pico
September 8, 2009	Tristan R. Pico
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)