Form 10-Q
period 2009-09-30
PARKS AMERICA, INC
filed 2009-11-13
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

 X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

As of November 10, 2009, the issuer had 53,606,537 outstanding shares of Common Stock.

PARKS! AMERICA, INC. and SUBSIDIARIES

TABLE OF CONTENTS

__________

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

At September 27, 2009 (Unaudited) and December 31, 2008 (Audited)

ASSETS	September 27, 2009 (unaudited)	December 31, 2008 (audited)
Current Assets
Cash – unrestricted	$72,114	$72,814
Cash – restricted	38,690	38,812
Stock (at market value)		10,500
Inventory	133,993	133,492
Prepaid expenses	124,489	100,563
Discontinued operations current assets		876,169
Total Current Assets	369,286	1,232,350
Property and Equipment, net
(includes discontinued P&E of $0 and $35,135, respectively)	6,778,510	7,128,412
Other Assets
Intangible assets, net	11,635	18,690
Note receivable, Idaho Chevron	3,000	3,000
Deposits	3,900	10,683
Discontinued operations other assets		446,667
Total Other Assets	18,535	479,040
TOTAL ASSETS	$7,166,331	$8,839,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$261,836	$10,114
Accrued expenses	195,859	359,638
Note payable – related party	0	201,861
Notes payable – lines of credit	0	321,000
Current maturities of long – term debt	179,679	173,906
Discontinued operations current liabilities	0	801,640
Total Current Liabilities	637,374	1,868,159
Long-term Debt
Long – term obligations (includes discontinued ops debt of $0 and $393,015)	3,995,271	4,541,162
TOTAL LIABILITIES	4,632,645	6,409,321
STOCKHOLDERS’ EQUITY
Common stock; 300,000,000 shares authorized, at $.001 par value; 53,606,537 and 52,106,537 res issued and outstanding, respectively	53,606	52,106
Capital in excess of par	4,606,256	4,460,890
Treasury stock	(250)	(250)
Accumulated deficit	(2,125,926)	(2,082,265)
TOTAL STOCKHOLDERS’ EQUITY	2,533,686	2,430,481
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,166,331	$8,839,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three and Nine Month Periods Ended 2009 and 2008

	Three Months		Nine Months
	September 27, 2009 (unaudited)	September 30, 2008 (Restated) (unaudited)	September 27, 2009 (unaudited)	September 30, 2008 Restated (unaudited)
NET SALES	$1,248,323	$1,205,731	$2,906,403	$2,680,745
COST OF SALES	151,215	177,287	393,526	369,778
GROSS PROFIT	1,097,108	1,028,444	2,512,877	2,310,967
OPERATING EXPENSES
Selling, general and admin	679,537	889,626	2,015,330	2,152,011
Restructuring charges	(46,195)	0	157,895	0
Depreciation & amortization	99,902	58,472	261,873	165,112
Loss on disposal of assets	74,161	0	74,161	0
Total Operating Expenses	807,405	948,098	2,509,259	2,317,123
INCOME (LOSS) FROM OPERATIONS	289,703	80,346	3,618	(6,156)
OTHER INCOME (EXPENSES)
Interest income	61	0	170	1,456
Rental income	1,050	2,700	3,350	6,338
Other income	(1,804)	(4,693)	31,448	23,615
Other (expenses)	(2,425)	(520)	(2,425)	(15,241)
Interest expense	(83,882)	(88,029)	(268,010)	(240,967)
Gain on timber sale	0	0	175,632	0
Casualty loss on assets	(40,413)	0	(40,413)	0
Total Other Income (Expenses)	(127,413)	(90,542)	(100,248)	(224,799)
NET INCOME (LOSS) BEFORE INCOME TAXES	162,290	(10,196)	(96,630)	(230,955)
PROVISION FOR TAXES	0	0	0	0
INCOME (LOSS) FROM CONTINUING OPERATIONS	162,290	(10,196)	(96,630)	(230,955)
INCOME FROM DISCONTINUED OPERATIONS	0	115,346	52,969	241,913
NET PROFIT (LOSS)	$162,290	$105,150	$(43,661)	$10,958
WEIGHTED OUTSTANDING SHARES (in 000's)	53,606	52,106	53,606	52,106
NET INCOME (LOSS) PER SHARE	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

As of September 27, 2009

	Common Stock		Add'l Paid	Treasury	Accumulated
	Shares	Amount	in Capital	Stock	Deficit	Total
Balance, December 31, 2007	51,886,537	$ 51,886	$4,443,510	$ -	$ (620,753)	$3,874,643
Issuance of common stock to directors and officers	220,000	220	17,380	-	-	17,600
Treasury stock returned				(250)		(250)
Net Loss for the Year Ended December 31, 2008	-	-	-	-	(1,461,512)	(1,461,512)
Balance, December 31, 2008	52,106,537	52,106	4,460,890	(250)	(2,082,265)	2,430,481

Common stock issued as compensation to officers:	1,500,000	1,500	13,500	0	0	15,000
Increase in contributed capital for shareholder debt forgiveness			131,866			131,866
Net Loss for the Period Ended September 27, 2009	-	-	-	-	(43,661)	(43,661)

Balance at September 27, 2009	53,606,537	$ 53,606	$4,606,256	$ (250)	$ (2,125,926)	$2,533,686

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Month Periods Ended 2009 and 2008

	Nine Months
	September 27, 2009 (unaudited)	September 30, 2008 Restated (unaudited)
Cash Flows from Operating Activities:
Net income (loss) for the period	$(43,661)	$10,958
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense & amortization	261,873	165,112
Forgiven indebtedness note payable - related party	(201,861)	-
Decrease in contributed capital for shareholder receivable write-off	(62,500)	-
Increase contributed capital for shareholder debt forgiveness	194,366	-
Share based compensation	15,000	-
Casualty loss due to storm	40,413	-
(Gain)/Loss on the disposal of assets	74,161	-
(Increase) decrease in ST securities	10,500	125,000
Restructuring charges payable	5,000	-
Changes in Assets and Liabilities
(Increase) decrease in prepaid expenses and taxes	(23,926)	(30,754)
(Increase) in inventory	(501)	(10,000)
Decrease in deposits	6,783	0
Increase in accrued expenses and A/P	82,943	186,950
Net Cash From (Used In) Operating Activities	358,590	447,266
Cash Flows from Investing Activities:
Acquisition of property and equipment	(61,885)	(669,495)
Purchase Wild Animal, Inc.	0	(250,000)
Capitalization of loan fees	0	(6,200)
(Increase) decrease in restricted cash	122	(38,525)
Proceeds from disposal of assets	7,260	0
Net Cash (Used In) Investing Activities	(54,503)	(964,220)
Cash Flows from Financing Activities:
Increase in note payable – related party	0	(16,951)
Proceeds from note payable and lines of credit	0	477,325
Payments on note payable and lines of credit	(321,000)	(30,000)
Payments on note payable	(147,103)	(50,360)
Issuance of common stock	0	17,600
Net Cash Provided (Used In) Financing Activities	(468,103)	397,614
Cash Flows From Discontinued Operations	163,316	(136,913)
Net Increase (decrease) in Cash	(700)	(256,253)
Cash at beginning of period	72,814	378,610
Cash at end of period	$72,114	$122,357
Supplemental Cash Flow Information:
Cash paid for interest	$261,922	$248,841
Cash paid for income taxes	$-	$-
Supplemental Disclosure of Non-Cash Activities:
Non-cash investments in property and equipment through financing arrangements	$-	$1,750,000

The accompanying notes are an integral part of these financial statements

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2009

1.

ORGANIZATION

Parks! America (”Parks!” or the “Company”) was originally incorporated on July 30, 1954 as Painted Desert Uranium & Oil Co., Inc. in Washington State. On October 1, 2002, Painted Desert Uranium & Oil Co., Inc. changed its name to Royal Pacific Resources, Inc. and its corporate domicile to the State of Nevada.

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

The Company, through its wholly-owned subsidiaries Wild Animals, Inc., a Missouri corporation and Wild Animal Safari, Inc. a Georgia corporation, owns and operates two regional theme parks. For more information regarding the acquisition and subsequent re-conveyance of Park Staffing Services LLC (formerly known as tempServe LLC) see note 7. For financial reporting purposes, Parks Staffing Services is presented as a discontinued operation. The parks are open year round but experience increased seasonal attendance April through August.

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

September 27, 2009

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

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of PARKS! AMERICA, INC. (parent or corporate), and its subsidiaries (Wild Animal Safari, Inc in Georgia and Wild Animal, Inc. in Missouri). Park Staffing Services, LLC is reported as a discontinued operation. Results of operations and cash flows are included for the period subsequent to the acquisition dates and include the accounts of Wild Animal Safari, Inc. and Wild Animal, Inc. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Fiscal Year: Commencing on June 28, 2009, the Company changed its fiscal and quarterly reporting to 52/53 week fiscal year ending with the last Sunday in December of each calendar year. This is effective with the filing of the second quarter form 10Q which is as of June 28, 2009. The Company is making this change in order to align its fiscal year more closely with its weekly and monthly comparability of sales results to prior periods presented. As a result of this fiscal year change, fiscal year 2009 will have four less days, or 1.1% decrease in days over 2008. The third quarter report has three less days than last year’s report. The change is not significant to the Company’s consolidated financial statements for the periods presented.

Advance from Factor: Prior to the re-conveyance of Park Staffing Services (as described in note 7), the Company used a factor for cash flow and receivables in support of the Park Staffing Services business. The factor was an entity owned by the shareholders of Computer Contract Service, Inc. (CCS), the entity from which the Company originally acquired the assets of tempServe (See Note 7). Under the factoring agreement, the factor purchased certain trade accounts receivable and assumed minimal credit risks with respect to such accounts for a factoring charge negotiated as a percentage of the invoice amount assigned. The Company also obtained advances against the receivables assigned. The Company was contingently liable to the factor for merchandise disputes, customer claims, and the like, on receivables sold to the factor. The factor also held a security interest in certain receivables. Accordingly, the Company has presented its accounts receivables related to the Park Staffing Services business in the discontinued current assets at net realizable value and presented its borrowings from the factors in its discontinued operations current liability. As of September 27, 2009 the Company has $0 receivables related to Park Staffing Services and there are no amounts owed to the factor at September 27, 2009.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2009

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight line method over the estimated useful lives of the assets, which range from five to thirty nine years. A summary is included below.

	27-Sep-09	31-Dec-08
Land	$2,505,180	$2,505,180
Buildings	2,860,764	2,906,466
Facilities and Improvements	634,154	688,720
Furniture & Fixtures	96,586	105,484
Ground Improvements	749,945	749,945
Park animals	580,310	584,168
Rides & entertainment	40,000	40,000
Vehicles	165,552	157,772
Sub-total	7,632,491	7,737,735
Accumulated Depreciation	(853,981)	(644,458)
Total Assets from Continuing Operations	6,778,510	7,093,277
Net Assets from Discontinued Operations	0	35,135
Total Net Assets	$6,778,510	$7,128,412

During 2009, storms at the Missouri park destroyed the pavilion and stage and two billboards resulting in their complete write off from the books. The write-off for the net book value of these assets was $40,413 and is recorded as other expense.

Inventory: Inventory consists of park supplies, and is stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly.

Goodwill: Goodwill was initially recorded as the excess of the purchase price over the fair value of the net assets acquired. Goodwill is not amortized. We are required to evaluate goodwill for impairment on at least an annual basis, or sooner if required to do so. As of September 27, 2009, the Company has no goodwill.

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

Stock Based Compensation: Prior to January 1, 2006 the company accounted for stock based compensation under recognition and measurement principles of SFAS No. 123 and as permitted under APB Opinion No. 25, and related interpretations. Effective January 1, 2006 the company adopted FAS 123R using the modified prospective method which recognizes compensation costs on a straight-line basis over the requisite service period of the SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as cash inflows from financing activities and cash outflows from operating activities. The company also applies SFAS No. 123R and EITF No. 96-18 stock based compensation to non-employees. No activity has occurred in relation to stock options during the period ended September 27, 2009. Stan Harper returned 5,000,000 stock warrants of the Company as part of the reconveyance of Park Staffing back to him. The Company awards shares to its Board of Directors for service on the Board. The shares issued to the Board are restricted shares under Rule 144. The Company recognizes the expense based on the share price at time of the grant. Directors were granted 25,000 shares for their service in 2008.

The Company awarded officers 1,500,000 shares of restricted common stock on June 26, 2009. The Company valued these restricted shares at $0.01.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2009

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, “Financial Statements – Materiality”, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. The Company has restated its year-end 2007 financial statements and its interim reports for 2008 for correction of two errors (see note 10).

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

September 27, 2009

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

3.

NOTES RECEIVABLE – OTHER ASSETS

On Oct 31, 2006 the Company received a note (the “Note”) receivable from Idaho Center Chevron in the amount of $300,000 in connection with the sale of real estate associated with a convenience store formerly owned by the Company. The Note has a term of five years, bears interest at the rate of 8% per annum and is collateralized by Shares of the Company. By its terms, the face amount of the Note is tied to the value of Shares of the Company that collateralize the Note. Consequently, the note was valued at $3,000 on June 28, 2009 and December 31, 2008.

4.

LONG-TERM DEBT

	September 27, 2009	December 31, 2008

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

	$2,079,195	$2,128,371

In addition, on November 17, 2005, Wild Animal Safari, Inc. (subsidiary) obtained a line of credit loan from Commercial Bank & Trust Company of Troup County for working capital purposes in the principal amount of $200,000. This line of credit loan is renewable annually, subject to the satisfactory performance by Wild Animal Safari theme park assets. The line of credit was repaid in its entirety during 2009 leaving $200,000 available. All advances are recorded as current liabilities.	-	-

On February 27, 2008, the bank issued a note payable for $22,000 for the purchase of a vehicle with an interest rate of 7.1% per annum. The loan was paid in full in 2009.	-	18,760

On March 5, 2008 Wild Animal, Inc. (Subsidiary) issued a note payable to Oak Oak, Inc. in the amount of $1,750,000 for debt incurred in the purchase of the Wild Animal theme park. The note required interest at a rate of 8%, 36 monthly payments of $12,841, and a final balloon payment at the end of the 3rd year. Buyer additionally has the right to extend the loan for 2 more years in exchange for $50,000 principle and $20,000 in the Company stock in addition to the monthly payment. On the 60th payment the balloon is due in full. Buyer will be entitled to a 10% discount of the then balance, if paid in full on or before the 5 year balloon payment. Discount option will be forfeited if not exercised within the 60 months.

	1,711,145	1,739,145

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2009

4.

LONG-TERM DEBT - continued

	September 27, 2009	Dec. 31, 2008
On March 5, 2008, the Company obtained a loan from Commercial Bank & Trust in the amount of $500,000 to improve and upgrade facilities of the Wild Animal theme park. The note required interest at a rate of 7.25% and 60 monthly payments of $9,986. In addition a line of credit was extended for $250,000 until March 7, 2010 on a variable rate with the current rate of 5.5%. At September 27, 2009 the line was repaid completely and the entire $250,000 was available.	368,133	435,777
	4,174,950	4,322,053

Less current portion of long-term debt	(179,679)	(173,906)
	$3,995,271	$4,148,147

At September 27, 2009 the scheduled future principal maturities for all notes are as follows:

2010	$179,679
2011	193,818
2012	209,072
2013	162,893
2014	114,685
thereafter	3,314,801
4,174,950
Less: current portion	(179,679)
Long-term portion	$3,995,271

On September 30, 2007, Park Staffing Services, LLC (Subsidiary) issued a note payable to Computer Contract Services, Inc. in the amount of $562,500 for debt incurred in the purchase of the Park Staffing Services temp agency. The note required interest at a rate of 6% and 36 monthly payments of $17,290 beginning January 1, 2008. This loan was reconveyed on January 1, 2009.	$-	$393,015

5.

STOCKHOLDERS’ EQUITY

On September 27, 2004, the Company issued 2,984,400 Shares, and 2,059,200 Share Purchase Warrants pursuant to a purchase agreement dated June 10, 2004. Each Share Purchase Warrant included the right to purchase an additional share at $0.30 per share at any time within five years. Since the warrants and shares were both equity classified, no separate valuation of the warrants was performed. The warrants expired without having been exercised on September 27, 2009.

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

September 27, 2009

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

6.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers and directors own approximately 10% of the outstanding common stock of the Company. As of December 31, 2008, the Company owed LEA Management Company (“LEA Management”), which is controlled by Larry Eastland, the Company’s former Chief Executive Officer and Chairman of the Board, $201,861 pursuant to a demand promissory note. Park Staffing Services provided LEA Management services during 2008 and had accounts receivable from LEA Management of $62,500 as of December 31, 2008 (see Note 11). The net balance owed to LEA Management as of March 28, 2009 was $131,866. LEA Management forgave this note as part of Mr. Eastland’s separation agreement with the Company and it was recorded as additional paid in capital.

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

September 27, 2009

7.

DISCONTINUED OPERATIONS AND RECONVEYANCE OF TEMPSERVE ASSETS, NOW RENAMED PARK STAFFING SERVICES, LLC

On September 30, 2007, the Company entered into an Asset Purchase Agreement with Computer Contact Service, Inc. (“CCS”) to acquire substantially all of the assets of tempSERV (now renamed Park Staffing Services, LLC) (“Park Staffing Services”),then a division of CCS.

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

September 27, 2009

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

Calculation: Loss from Sale of Park Staffing	Dec 31, 2008
Cancellation of debt owed at 12/31/08	$393,015
Cash payment	50,000
Return of warrants	0
Consideration Received	443,015
LESS: Assets Disposed:
Goodwill	671,000
Customer list, net value	307,125
Covenant not to compete, net value	45,835
Furniture & fixtures, net value	35,135
NBV of Assets Disposed	1,059,095

Loss from sale of Park Staffing	$(616,080)

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

Since acquiring this theme park in March 2008, the Company has invested nearly $500,000 for improvements and equipment to bring it up to our standards of operation. These improvements were financed with additional borrowings discussed in note 3.

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

September 27, 2009

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

11.

RESTRUCTURING

Effective March 28, 2009, Larry Eastland resigned as Chairman and Chief Executive Officer to the Board of Directors of the Company. In connection with his resignation, the Company entered into a mutual release with Mr. Eastland and also agreed to a severance package under which Mr. Eastland shall receive his base salary for a period of six months. The Company and Mr. Eastland agreed to mutually forgive all amounts owed each other for services provided to each other. The Company owed LEA Management, Mr. Eastland’s wholly owned company, $194,366 as of the date of the separation agreement and LEA Management owed the Company $62,500 for services provided by its Park Staffing Services subsidiary. See note 6 Significant Transactions With Related Parties.

Effective March 28, 2009, Richard W. Jackson, resigned as a member of the Board of Directors and as the Company’s Chief Financial Officer. In connection with his resignation, the Company entered into a mutual release with Mr. Jackson and also agreed to a severance package under which Mr. Jackson shall continue to receive his base salary for a period of six months.

On March 28, 2009, the Board of Directors of the Company appointed Tristan R. Pico to serve as the Company’s Chief Executive Officer on a part-time basis for $70,000. Mr. Pico has served as a member of the Company’s Board of Directors since March 2006 and as Secretary since October 2006.

On March 28, 2009, the Board of Directors of the Company appointed Dale Van Voorhis to serve as the Company’s Chairman of the Board and Chief Operating Officer, on a part-time basis for $75,000 annually. Mr. Van Voorhis was appointed to the Company’s Board of Directors on March 13, 2009.

On March 28, 2009, the Company appointed Jon Laria, CPA as Chief Financial Officer on a part-time basis for $50,000.

On March 31, 2009, the Company closed its corporate office in Santa Monica California and subsequently moved its corporate office to its Georgia’s theme park location at 1300 Oak Grove Road, Pine Mountain, GA 31822.

The Company recorded a charge of $204,090 in March 2009 reflecting severance ($124,246) and a reserve for closing and relocating its office to Georgia and terminating its California office lease ($79,844). During the third quarter the Company settled its California office lease obligation for $37,000 and reversed $46,195 back into income to reflect this favorable settlement. Therefore, the year-to-date restructuring charges are recorded at $157,895 as of September 27, 2009 and $5,000 remains in a reserve account.

12.

CORRECTION OF ERRORS AND RESTATEMENT

The September 30, 2008 income statement has been restated to correct unrecorded expenses occurring throughout the year but reported in December 2008. Prior year annual earnings were reported correctly since the catch up adjustment was reported at year end in our Form 10-K. The interim statements are restated to reflect reporting these charges as incurred. The unrecorded expenses reported in this corrected September 30, 2008 period was $96,892.

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

September 27, 2009

The consolidated statement of cash flows is corrected and expanded to reflect the balance sheet and statement of operations revisions discussed above. The footnotes are expanded and clarified.

Consolidated Statement of Operations	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2008
Net Sales
Before	$9,645,451	$3,512,116
After	$2,680,745	$1,205,731
Cost of Sales
Before	$5,909,903	$1,988,674
After	$369,778	$177,287
Gross Profit
Before	$3,735,548	$1,523,442
After	$2,310,967	$1,028,444
Operating Expenses
Before	$3,365,436	$1,291,505
After	$2,317,123	$948,098
Net Income (Loss) from Operations
Before	$370,112	$231,937
After	$(6,156)	$80,346
Income from Discontinued Operations
Before	$0	$0
After	$241,913	$115,346
Net Income (Loss)
Before	$107,850	$137,448
After	$10,958	$105,150
Restated Consolidated Statement of Cash Flows
Net change from operations
Before	$399,924
After	$447,266
Cash flows from investing activities
Before	$(932,048)
After	$(964,220)
Cash flows from financing activities
Before	$236,223
After	$397,614
Cash flows from discontinued operations
Before	$0
After	$(136,913)

13.   SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2009 through November 13, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Fiscal Year: Commencing on June 28, 2009, the Company changed its fiscal and quarterly reporting to 52/53 week fiscal year ending with the last Sunday in December of each calendar year. This is effective with the filing of our 2009 second quarter form 10Q which is as of June 28, 2009. The Company is making this change in order to align its fiscal year more closely with its weekly and monthly comparability of sales results to prior periods presented. As a result of this fiscal year change, fiscal year 2009 will have four less days, or 1.1% decrease in days over 2008. The third quarter report has three less days that last year’s report. The change is not significant to the Company’s consolidated financial statements for the periods presented.

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

In an effort to reduce our overhead costs and improve our internal controls over disbursements and financial reporting, our corporate office in Santa Monica, California was closed and all accounting and corporate records were consolidated to our headquarters in Pine Mountain, Georgia. Following the resignation of Larry Eastland and Richard Jackson in March 2009, the Board of Directors hired Tristan R. Pico, a prior member of the Board, as the new Chief Executive Officer and Dale Van Voorhis as the new Chief Operating Officer. Mr. Van Voorhis was also elected as the Chairman of the Board. In addition, Jon Laria, CPA, was hired as the new Chief Financial Officer.

Results of Operations

Nine Months Ended September 27, 2009 Compared to Nine Months Ended September 30, 2008

The Company completed two significant strategic transactions in 2008, the purchase of Wild Animals, Inc. in March 2008 and the re-conveyance of Park Staffing Services business back to its original owners, effective as of January 1, 2009. The sale of Park Staffing Services is reported as a discontinued segment.

Net Sales

See the table below for a break-down of operations for each park.

Total net sales for the first nine months of the year increased $225,000 to $2.9 million as a result of the Missouri Park being open for the entire nine months of the period as opposed to just over six months in the nine-month period ended September 30, 2008. The Georgia Park net sales increased 4% to $2.3 million, primarily as a result of better pricing. Attendance at the Georgia Park decreased 0.6% year-to-date as compared to 2008. The third quarter attendance declined by 4% primarily as a result of more rainy days particularly on weekends in 2009 as compared to 2008. The Missouri Park revenue increased $143,000, or 33%, as a result of having a full nine months operating in 2009 versus just over six months last year.

The Georgia park experienced significantly more rainy days in the month of October as compared to the same month last year resulting in 26% decline in attendance during October 2009.

Total cost of sales increased $23,000 to $393,000 in 2009 as a result of having the Missouri Park open for nine months in 2009 versus just over six months in 2008. The increase in the total cost of sales was partially offset by lower cost of sales in Georgia Animal food cost was $14,000 lower this year.

Total gross profit increased $202,000 to $2.5 million in the first nine months of 2009 with the Georgia Park generating gross profit of $110,000, or 6%, and the Missouri Park generating gross profit of $470,000 in 2009 versus $378,000 in 2008. Higher admission pricing at the Georgia Park was the primary reason for the higher profit margin. The margin percentage declined at the Missouri Park due to higher animal food costs this year versus last year. The Missouri Park has substantially increased the number of animals on display this year over last year.

Selling, general and administrative (SG&A) expenses at the parks decreased $5,000 in 2009 as compared with 2008 at this same period. The Georgia Park lowered its SG&A expenses by $144,000 year to date as compared to last year. In total, fuel charges decreased $30,000 in 2009 reflecting lower gas prices; $26,000 of the decline occurred at the Georgia park. Also professional fees declined $25,000 in 2009 at the Georgia Park. The Company has reduced spending in many areas to maximize cash flow before heading into the slow season. The Missouri Park spent $164,000 on advertising in 2009 versus $96,000 in 2008 to build traffic to the Park. Labor increased $41,000 at the Missouri Park year over year reflecting nine months operation versus six months in 2008.

The Company disposed of equipment and a building that was no longer worth maintaining resulting in a $25,000 loss on disposal at Georgia and $49,000 loss at the Missouri park. The loss at the Missouri park included a $34,000 loss from the demolition of a two story house that no longer fit into the future plans of the park.

The Parks total operating margin increased $32,000 to $746,000 versus September 30, 2008 operating margin of $714,000. The Georgia Park improved its margin by $181,000 year-to-date. The Missouri Park’s operating margin was a loss of $203,000 versus operating margin loss of $54,000 in 2008. Management’s goal is to bring operations at the Missouri Park to break-even in 2010. We believe this is an aggressive goal and a tremendous challenge, based on our results to-date.

The following table breaks down our operations by subsidiary for 2009 versus 2008:

Nine Months	Georgia Park		Missouri Park		Total
($ in 1,000's)	2009	2008	2009	2008*	2009	2008
Net Sales	$ 2,330	2,248	576	433	2,906	2,681
Cost of Sales	(287)	(315)	(106)	(55)	(393)	(370)
Gross Profit	2,043	1,933	470	378	2,513	2,311
Gross Profit %	88%	86%	82%	87%	86%	86%
SG&A	(896)	(1,040)	(535)	(396)	(1,431)	(1,436)
Loss on disposal	(25)	-	(49)	-	(74)	-
Depr. & Amortization	(173)	(125)	(89)	(36)	(262)	(161)
Operating Margin	$ 949	768	(203)	(54)	746	714
Corporate operating expenses					(743)	(720)
Profit (Loss) from operations					$ 3	(6)

Third Quarter	Georgia Park		Missouri Park		Total
($ in 1,000's)	2009	2008	2009	2008*	2009	2008
Net Sales	$ 916	924	332	282	1,248	1,206
Cost of Sales	(100)	(145)	(51)	(33)	(151)	(178)
Gross Profit	816	779	281	249	1,097	1,028
Gross Profit %	89%	84%	85%	88%	88%	85%
SG&A	(292)	(366)	(190)	(225)	(482)	(591)
Loss on disposal	(25)	-	(49)	-	(74)	-
Depr. & Amortization	(69)	(42)	(30)	(15)	(99)	(57)
Operating Margin	$ 430	371	12	9	442	380
Corporate operating expenses					$ (153)	(299)
Profit from operations					$ 289	81
* Missouri park opened in late March 2008

Quarter Ended September 28, 2009 Compared to Quarter Ended September 30, 2008

Net Sales

Total net sales for the third quarter of the year increased $42,000 to $1.2 million as a result of growth in attendance at the Missouri Park, which had 18% higher revenues in the current quarter. The Georgia Park net sales decreased $8,000. Attendance at the Georgia Park decreased 1% during the third quarter as compared to the same period in 2008.

Total cost of sales decreased $27,000 to $151,000 during the third quarter of 2009 primarily as a result of lower spending at Georgia on animal feed and gift shop cost of sales this year versus 2008.

Total gross profit increased $69,000, or 7%, to $1.1 million in the third quarter with gross profit growth in dollars occurring at both parks as a result of better pricing in Georgia and higher revenues at Missouri park. Increased animal feeding costs in 2009 at the Missouri park during the quarter lowered their profit margin percent.

SG&A spending decreased $109,000, or 18% in 2009 as compared with 2008’s third quarter. Both parks made a concerted effort to reduce their spending as we head into the slow season. The Georgia Park reduced its advertising by $56,000 this third quarter versus last year and the Missouri Park lowered its labor cost by $24,000 during this same period as compared to 2008.

As stated above, the Company disposed of equipment and a building which resulted in the Company recording a loss on disposal of operating assets during the third quarter of $25,000 at the Georgia Park and $49,000 loss at the Missouri Park. The loss at the Missouri Park included a $34,000 asset write off associated with the demolition of a two story house that no longer fit into the future plans of the Park.

The parks operating margin increased $62,000 in the quarter versus that of the same period in 2008. Such increased profit margin occurred primarily at the Georgia Park as a result of lower spending and cost containment.

Corporate Spending

Corporate spending was $23,000 higher during the first nine months as a result of the restructuring charges of $158,000 representing $115,000 for severance payments and $37,000 for early termination of the Company’s California office lease and $6,000 for consolidating our headquarters function at our Georgia Park. The Company’s year-to-date rent expense declined $42,000 as a result of closing the California office.

Furthermore, last year’s Corporate spending has been restated to reflect three-quarters proportion of the $129,000 charge recorded at year end for previously unrecorded LEA Management disbursements on behalf of the Company by the former Chairman. The 2008 quarterly statements have been restated to reflect $96,892 of corporate spending as of September 30, 2008.

The third quarter’s corporate spending for 2009 was $153,000, a decrease of $146,000 versus 2008, reflecting the benefits of the first quarter’s restructuring and closing of the California office and the reduction in our restructuring reserve of $46,000. During the first quarter we recorded a $204,000 restructuring reserve which included $74,000 for the California office lease which the Company closed immediately. We settled this lease obligation for $37,000 or 50% of the outstanding lease agreement in the third quarter. Therefore $37,000 of the original reserve was no longer required and reversed back as a credit to expenses in the quarter along for $9,000 of other reserves set aside for anticipated moving costs that were not required.

Other income includes $176,000 in proceeds from the sale of timber from unused areas of the Georgia Park which was recorded in the first quarter of 2009. During the third quarter of 2009, Missouri recorded a casualty loss $40,000 from the write off of a pavilion and stage as well as two billboards which were destroyed by severe winds. These items were not covered under the Company’s property insurance.

Income from discontinued operations was $52,969 as a result of collecting approximately $20,000 more from receivables than originally estimated and receiving $32,000 more in workers compensation refunds than originally recorded and projected at December 31, 2008. The Company has no assets or liabilities recorded on its books as of June 28, 2009 related to its discontinued operation of Park Staffing Services. Discontinued operations reported a profit of $241,913 for last year’s first nine months.

The Company reported a net loss of $43,661, or $0.00 per share, for the nine months ended September 27, 2009 as compared to restated net income of $10,958, or $0.00 per share last year at this time. The discontinued operations reported $189,000 more in earnings last year during this nine month period. This year’s results included restructuring charges of $158,000 and casualty losses of $40,000 mostly offset by a one-time gain on the sale of timber for $176,000. The combined operating margins from the parks declined $10,000 this year versus 2008.

The Company reported a third quarter net profit of $162,290, or $0.00 per share, an increase of $57,140, as compared with a net profit of $105,150, or $0.00 per share, for this quarter last year. This year’s third quarter profit benefited from the significant decrease in corporate spending ($146,000 reduction). However, last year’s third quarter’s results included a profit of $115,346 from discontinued operations versus nothing this year. The operating margin of the combined parks increased $62,000, or 16% in 2009 primarily reflecting lower operating costs in 2009.

Liquidity and Capital Resources

Management believes that cash generated by or available to the Company may not be sufficient to fund its capital and liquidity needs for the near-term foreseeable future. Our working capital is negative $268,000 at September 27, 2009 as compared to negative $636,000 at year end.

Total long-term debt (including current maturities and the line of credit) at September 27, 2009 was $4.2 million versus $5.0 million at year end as a result of transferring $393,000 of debt related to Park Staffing Services upon re-conveyance at January 1, 2009. In addition, the Company repaid its entire outstanding line of credit balance of $321,000 since year-end.

At September 27, 2009, the Company had equity of $2.5 million and total debt of $4.2 million, leaving the Company with a debt to equity ratio was 1.65 to 1. The Company’s debt to equity ratio was 2.1 to 1 as of year-end.

Our principal source of income is from cash sales, which may not provide sufficient cash flow to fund operations and service our current debt. During the next twelve to twenty-four months, management will focus on improving the financial condition of the Company. This will be a very challenging time period as we work to recover from the loss generated in 2008 and our negative working capital position.

Unrestricted cash was $72,000 at September 27, 2009 and the Company has a $450,000 line of credit available. Capital spending likely will be kept to a minimum during the next twelve months to improve our financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were effective as of September 27, 2009, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

PART II

ITEM 1. LEGAL PROCEEDINGS

On June 25, 2009, a group led by Larry L. Eastland, the Company’s former President and CEO for approximately six years, filed with the SEC preliminary proxy materials expressing their intention to take control of the Company by electing a slate of directors at a shareholders meeting. In addition to Larry L. Eastland, the group consisted of EDLA Family Limited Partnership (controlled by Larry L. Eastland), Jay Pitlake, Queenie Lai, Roderick D. Davies, Michael Lempres and Jack Klosterman. This group amended their preliminary proxy materials on July 6, 2009.

On September 10, 2009, an expanded group led by Larry L. Eastland filed with the SEC a Consent Solicitation Statement. This group consisted of Larry L. Eastland, EDLA Family Limited Partnership, Jay Pitlake, Jack Klosterman, Ben Smith, Jay Goldman, Richard Jackson, Robert O’Brien, Queenie Lai, Michael Lempres, Roderick Davis, Mark D. Stubbs, Bart Marcois, Jonathan Wing Lock So and Richard Nguyen Huu Nam. While this Consent Solicitation Statement did not explicitly state an intention to gain control of the Company, the proposal to shareholders was to expand the size of the board of directors and elect new additional directors who would outnumber the existing group. In a subsequent joint filing on Schedule 13D on September 21, 2009 by the EDLA Family Limited Partnership, Larry Eastland, Jay Pitlake, Jack Klosterman, Ben Smith, Jay Goldman, Richard Jackson, Robert O’Brien and Mark D. Stubbs, this group stated that their filing of a Consent Solicitation Statement “will have the effect of replacing the current board of directors and changing control of the Issuer.”

The Company responded by commencing a lawsuit in the Nevada District Court in Clark County, Nevada seeking to enjoin the Consent Solicitation Statement on the grounds that: (i) the expansion of the size of the board of directors called for in the Consent Solicitation Statement violated the Company’s Articles of Incorporation, (ii) the Company’s By-Laws require that directors be elected at an annual meeting of shareholders and (iii) Larry L. Eastland violated his Severance Agreement with the Company by not turning over material corporate records in his possession and was wrongfully using such records to conduct the consent solicitation. On September 25, 2009, the Court issued a Temporary Restraining Order enjoining any actions in furtherance of the Consent Solicitation Statement and restraining the group that filed it from making any further filings with the SEC. On October 23, 2009, the group led by Larry L. Eastland and the Company stipulated to an Order extending such Temporary Restraining Order until December 16, 2009.

Except as described above, during the quarter ended September 27, 2009, the Company did not become a party to, nor did any of its property become the subject of, any material legal proceedings.

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

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 25, 2009, a group led by Larry L. Eastland, the Company’s former President and CEO for approximately six years, filed with the SEC preliminary proxy materials expressing their intention to take control of the Company by electing a slate of directors at a shareholders meeting. In addition to Larry L. Eastland, the group consisted of EDLA Family Limited Partnership (controlled by Larry L. Eastland), Jay Pitlake, Queenie Lai, Roderick D. Davies, Michael Lempres and Jack Klosterman. This group amended their preliminary proxy materials on July 6, 2009.

On September 10, 2009, an expanded group led by Larry L. Eastland filed with the SEC a Consent Solicitation Statement. This group consisted of Larry L. Eastland, EDLA Family Limited Partnership, Jay Pitlake, Jack Klosterman, Ben Smith, Jay Goldman, Richard Jackson, Robert O’Brien, Queenie Lai, Michael Lempres, Roderick Davis, Mark D. Stubbs, Bart Marcois, Jonathan Wing Lock So and Richard Nguyen Huu Nam. While this Consent Solicitation Statement did not explicitly state an intention to gain control of the Company, the proposal to shareholders was to expand the size of the board of directors and elect new additional directors who would outnumber the existing group. In a subsequent joint filing on Schedule 13D on September 21, 2009 by the EDLA Family Limited Partnership, Larry Eastland, Jay Pitlake, Jack Klosterman, Ben Smith, Jay Goldman, Richard Jackson, Robert O’Brien and Mark D. Stubbs, this group stated that their filing of a Consent Solicitation Statement “will have the effect of replacing the current board of directors and changing control of the Issuer.”

As of November 10, 2009, no definitive consent solicitation materials have been filed with the SEC by the Eastland-led group.

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

PARKS! AMERICA, INC.

/s/ Tristan R. Pico
November 13, 2009	Tristan R. Pico
Chief Executive Officer (Principal Executive Officer)

/s/ Jon A. Laria
Jon A. Laria
Chief Financial Officer (Principal Financial Officer)