Form 10-Q/A
period 2009-03-31
PARKS AMERICA, INC
filed 2010-03-05
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 2

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

PRELIMINARY NOTE

Parks! America, Inc. (the “Company”, “Parks” or “we”) originally filed with the Securities and Exchange Commission (the “SEC”) our Quarterly Report on Form 10-Q for the period ended March 31, 2009, on May 15, 2009 (the “Original Report). We subsequently amended the Original Report by filing an Amendment No. 1 on September 9, 2009 (“Amendment No. 1”). Amendment No. 1 reflected the correction of the Company’s treatment of certain debt forgiven by a company that is owned and controlled by Larry Eastland, the former Chairman, President and Chief Executive Officer of the Company, in connection with his separation from the Company on March 28, 2009, as further described below.

We are filing this Amendment No. 2 (“Amendment No. 2”) to provide a more detailed narrative account of the impact of our corrections made in Amendment No. 1 and to clearly identify information in our financial statements as of March 31, 2009 that was restated. We have added the word “restated” to the headings of the applicable columns in the Balance Sheet and the Consolidated Statements of Operations included in this Amendment No. 2.

THIS AMENDMENT NO. 2 DOES NOT CONTAIN ANY MATERIAL CHANGE TO THE FINANCIAL INFORMATION REPORTED IN AMENDMENT NO. 1.

EXPLANATORY NOTE

In late 2008, Larry Eastland presented the Company’s Board of Directors of the Company with a list of expenses that, in the aggregate, exceeded $275,000. Mr. Eastland claimed that these expenses were incurred on behalf of the Company over two fiscal years by LEA Management LLC (“LEA”), a company Mr. Eastland owned and controlled. At that time, Mr. Eastland was the Chairman of the Board and the President and CEO of the Company. The Board considered the expenses submitted by Mr. Eastland and agreed to recognize a portion of such expenses by restating our financial statements contained in our annual report for the year ended December 31, 2007 and recording $146,914 of corporate spending in such financial statements and by restating our financial statements for the year ended December 31, 2008 and recording another $129,189 of corporate spending in such financial statements. Partially offsetting these payables to LEA was a receivable from Mr. Eastland in the amount of $74,242, leaving the Company with a net payable to LEA at December 31, 2008 of $201,861. The Board requested the resignation of Mr. Eastland shortly thereafter. As of March 28, 2009, Mr. Eastland resigned as an officer and director of the Company.

In connection with Mr. Eastland’s resignation, Mr. Eastland and the Company entered into a separation agreement dated as of March 28, 2009. As part of this agreement, the Company and Mr. Eastland agreed that the LEA Expenses recorded by the Company would be forgiven by Mr. Eastland and LEA. The parties also agreed that LEA owed the Company $62,500 for services provided to LEA by the Company’s Park Staffing Services subsidiary. This amount was forgiven by the Company. When these two amounts were netted against each other, the result was an expense of $131,866 (the “LEA Related Expenses”) which was reflected in our financial reports for the first time in the Original Report (which we subsequently amended, as described below).

We amended and restated our Quarterly Report on Form 10-Q for the period ended March 31, 2009 by filing Amendment No. 1. Amendment No. 1 reflected the net effect of the LEA Related Expenses (which were forgiven) as an increase to Additional Paid In Capital, as compared with our earlier position in the Original Report that the debt forgiveness was a credit of $131,866 against Other Expenses. In our Original Report, we reported it as a included in a “Restructuring Charge” of $72,224. That Restructuring Charge (in the Original Report) also included charges of $204,090 for Mr. Eastland’s and the prior Chief Financial Officer’s severance packages ($124,246) and an estimate of the cost to close our Santa Monica, California office and consolidate that office with our headquarters in Georgia ($79,844). In Amendment No. 1, the original Restructuring Charge of $72,224 was amended and increased by the amount of the LEA Related Expenses ($131,866) to $204,090 to reflect the removal of the debt forgiveness credit from the Statement of Operations and report it as Additional Paid In Capital. Also, the Restructuring Charge line item was presented in “Operating Expenses” in Amendment No. 1, as compared with our earlier presentation of this charge in the “Other Income (Expenses)” area of the Consolidated Statements of Operations.

The change in Amendment No. 1 increased our reported Net Loss for the period in our Consolidated Statement of Operations. The Company’s amended Net Loss for this period, as reported in Amendment No. 1, was $367,933, or $0.01 per share, as compared with the previously reported Net Loss of $236,067, or $0.00 per share in the Original Report. Total shareholders’ equity remained the same, however, the Paid In Capital account was increased by $131,866 and Retained Earnings were decreased by the same amount. In addition, the Company’s “Loss From Operations” for the period was then reported as $458,417, as compared with the Loss From Operations of $254,327 in the Original Report. This change was due to the reclassification and presentation of Restructuring Charges as an expense to Operations as opposed to Other Expenses. These numbers, as reported in Amendment No. 1, have not changed in this Amendment No. 2.

While our correction in Amendment No. 1 did not change the Net Increase in Cash as reported in the Consolidated Statement of Cash Flows, it did impact the Net Cash From (Used In) Operating Activities and the Net Cash Provided (Used In) Financing Activities. In Amendment No. 1 we adjusted certain comparison data included in Management's Discussion and Analysis Of Financial Condition And Results Of Operations to account for these changes. Please refer to Note 12 (“Correction of Errors and Restatements”) to the condensed consolidated financial statements included in this Amendment No. 2 for detailed information on the effects of these changes on individual financial statement line items.

We have not included in this Amendment No. 2 any events or information subsequent to the date of filing of the Original Report.

PART I

ITEM 1. FINANCIAL STATEMENTS.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC.

TABLE OF CONTENTS

__________

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC.

CONSOLIDATED BALANCE SHEETS

At March 31, 2009 (Unaudited) and December 31, 2008 (Audited)

	Restated March 31, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS
Current Assets
Cash – unrestricted	$73,594	$72,814
Cash – restricted	38,630	38,812
Stock (at market value)	0	10,500
Inventory	139,992	133,492
Prepaid expenses	86,140	100,563
Discontinued operations current assets	100,808	876,169
Total Current Assets	439,164	1,232,350

Property and Equipment, net (includes discontinued P&E of $0 and $35,135, respectively)	7,028,756	7,128,412

Other Assets
Intangible assets, net	16,412	18,690
Note receivable, Idaho Chevron	3,000	3,000
Deposits	10,683	10,683
Discontinued operations other assets	0	446,667
Total Other Assets	30,095	479,040
TOTAL ASSETS	$7,498,015	$8,839,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$227,948	$10,114
Accrued expenses	398,205	359,638
Note payable – related party	0	201,861
Notes payable – lines of credit	393,901	321,000
Current maturities of long – term debt	173,906	173,906
Discontinued operations current liabilities	0	801,640
Total Current Liabilities	1,193,960	1,868,159

Long-term Debt
Long – term obligations (includes discontinued operations debt of $ 0 and $393,015)	4,109,641	4,541,162
TOTAL LIABILITIES	5,303,601	6,409,321

STOCKHOLDERS’ EQUITY
Common stock; 300,000,000 shares authorized, at $.001 par value; 52,106,537 shares issued and outstanding	52,106	52,106
Capital in excess of par	4,592,756	4,460,890
Treasury stock	(250)	(250)
Accumulated deficit	(2,450,198)	(2,082,265)
TOTAL STOCKHOLDERS’ EQUITY	2,194,414	2,430,481
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,498,015	$8,839,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31, 2009 and 2008

	Restated March 31, 2009 (unaudited)	Restated March 31, 2008 (unaudited)

NET SALES
Theme park admissions	$431,648	$352,362
Corporate & unallocated	6,442	0
Total Net Sales	438,090	352,362

COST OF SALES	86,182	69,785

GROSS PROFIT	351,908	282,577

OPERATING EXPENSES
Selling, general and administrative	523,770	576,184
Depreciation and amortization	82,465	48,168
Restructuring charges	204,090	0
Total Operating Expenses	810,325	624,352

LOSS FROM OPERATIONS	(458,417)	(341,775)

OTHER INCOME (EXPENSES)
Interest income	109	1,456
Rental income	1,400	1,838
Other income	2,924	3,384
Other (expenses)	(2,661)	(13,985)
Interest expense	(88,025)	(44,459)
Sale of timber at Georgia park	176,737	0
Total Other Income (Expenses)	90,484	(51,766)

NET LOSS BEFORE INCOME TAXES	(367,933)	(393,541)

PROVISION FOR INCOME TAXES	0	0

LOSS FROM CONTINUING OPERATIONS	(367,933)	(393,541)

INCOME FROM DISCONTINUED OPERATIONS	0	180,492

NET LOSS	$(367,933)	$(213,049)

WEIGHTED OUTSTANDING SHARES (stated in thousands)	52,106	52,106

NET LOSS PER SHARE	$(0.01)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

As of March 31, 2009

	Common Stock		Additional	Treasury	Accumulated
	Shares	Amount	Paid in Capital	Stock	Deficit	Total

Balance, December 31, 2005	44,946,537	$ 44,946	$ 3,384,650	$ -	$ (921,429)	$ 2,508,167

Is suance of common stock for services and expenses at $.15 per share	6,940,000	6,940	1,058,860	-	-	1,065,800

N et Income for the Year Ended December 31, 2006	-	-	-	-	422,599	422,599

Balance, December 31, 2006	51,886,537	51,886	4,443,510	-	(498,830)	3,996,566

Net Loss for the Year Ended December 31, 2007	-	-	-	-	(121,923)	(121,923)

Balance, December 31, 2007	51,886,537	51,886	4,443,510	-	(620,753)	3,874,643

Issuance of common stock to directors and officers	220,000	220	17,380	-	-	17,600

Treasury stock returned				(250)		(250)

Net Loss for the Year Ended December 31, 2008	-	-	-	-	(1,461,512)	(1,461,512)

Balance, December 31, 2008	52,106,537	52,106	4,460,890	(250)	(2,082,265)	2,430,481

Increase in contributed capital for net shareholder debt forgiveness (Restated)	-	-	131,866	-	-	131,866

Net Loss for the Period Ended March 31, 2009 (Restated)	-	-	-	-	(367,933)	(367,933)

Balance, March 31, 2009 (Restated)	52,106,537	$ 52,106	$ 4,592,756	$ (250)	$(2,450,198)	$ 2,194,414

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2009 and 2008

	Restated March 31, 2009 (unaudited)	Restated March 31, 2008 (unaudited)
Cash Flows from Operating Activities:
Net loss for the period	$(367,933)	$(213,049)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense & amortization	82,465	48,168
Forgiven indebtedness notes payable – related party	(201,861)	-
Decrease in contributed capital for shareholder receivable write off	(62,500)
Increase in contributed capital for shareholder debt forgiveness	194,366
Changes in Assets and Liabilities
(Increase) decrease in prepaid expenses and taxes	14,423	3,430
(Increase) in inventory	(6,500)	(10,000)
Decrease in ST securities mark to market	10,500	-
Increase in accrued expenses	38,567	70,629
Increase (decrease) in accounts payable	217,834	(11,028)
Net Cash From (Used In) Operating Activities	(80,639)	(111,850)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(15,666)	(212,227)
Purchase Wild Animal, Inc.	-	(250,000)
Capitalization of loan fees	-	(6,200)
Decrease in restricted cash	182	-
Net Cash (Used In) Investing Activities	(15,484)	(468,427)

Cash Flows from Financing Activities:
Increase in note payable – related party	-	53,697
Proceeds from note payable and lines of credit	72,901	347,061
Payments on note payable and lines of credit	(38,506)	(5,000)
Issuance of common stock – director fees	-	17,600
Net Cash Provided (Used In) Financing Activities	34,395	413,358

Cash Flows From Discontinued Operations	62,508	9,125

Net Increase in Cash	780	(157,794)
Cash at beginning of period	72,814	378,610
Cash at end of period	$73,594	$220,816

Supplemental Cash Flow Information:
Cash paid for interest	$80,701	$198,996
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC.

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

Stock Based Compensation: Prior to January 1, 2006 the company accounted for stock based compensation under recognition and measurement principles of SFAS No. 123 and as permitted under APB Opinion No. 25, and related interpretations. Effective January 1, 2006 the company adopted FAS 123R using the modified prospective method which recognizes compensation costs on a straight-line basis over the requisite service period of the SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as cash inflows from financing activities and cash outflows from operating activities. The company also applies SFAS No. 123R and EITF No. 96-18 stock based compensation to non-employees. No activity has occurred in relation to stock options during the period ended March 31, 2009. Stan Harper returned 5,000,000 stock warrants of the Company as part of the reconveyance of Park Staffing back to him. The Company awards shares to its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended . The Company recognizes the expense based on the share price at time of the grant. Directors were granted 25,000 shares for their service in 2008.

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

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer, directors and their controlled entities own approximately 7% of the outstanding common stock of the Company. As of December 31, 2008, the Company owed LEA Management Company (“LEA Management”), which is controlled by Larry Eastland, the Company’s former Chief Executive Officer and Chairman of the Board, $201,861 pursuant to a demand promissory note. Park Staffing Services provided LEA Management services during 2008 and have accounts receivable of $62,520 as of December 31, 2008 (see Note 7). At March 31, 2009, all amounts were forgiven by the Company and Larry Eastland and the net amount at the time of separation of $131,866 was recorded as additional paid in capital by the Company .

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

11. RESTRUCTURING

Effective March 28, 2009, Larry Eastland resigned as Chairman and Chief Executive Officer to the Board of Directors of the Company. There were no disagreements between Mr. Eastland and the Company which led to his resignation. In connection with his resignation, the Company entered into a mutual release with Mr. Eastland and also agreed to a severance package under which Mr. Eastland shall receive his base salary for a period of six months. The Company and Mr. Eastland agreed to mutually forgive all amounts owed each other for services provided to each other. The Company owed LEA Management, Mr. Eastland’s wholly owned company, approximately $194,366 as of the date of the separation agreement and LEA Management owed the Company nearly $62,500 for services provided by its Park Staffing Services subsidiary. (See note 6)

Effective March 28, 2009, Richard W. Jackson, resigned as a member of the Board of Directors and as the Company’s Chief Financial Officer. There was no disagreement or dispute between Mr. Jackson and as the Company’s Chief Financial Officer which led to his resignation. In connection with his resignation, the Company entered into a mutual release with Mr. Jackson and also agreed to a severance package under which Mr. Jackson shall continue to receive his base salary for a period of six months.

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

12. CORRECTION OF ERRORS AND RESTATEMENT

Correction of Report on Form 10-Q for period ended March 31, 2008

The March 31, 2008 income statement contained in our report on Form 10-Q for the period ended March 31, 2008 (the “Original 2008 Report”) was restated to include $32,297, a portion of $129,189 of unrecorded expenses that occurred during the year ended December 31, 2008. The events leading up to the recognition of these expenses were as follows.

In late 2008, Larry Eastland presented the Company’s Board of Directors with a list of expenses that, in the aggregate, exceeded $275,000. Mr. Eastland claimed that these expenses were incurred on behalf of the Company over two fiscal years by LEA Management LLC (“LEA”), a company Mr. Eastland owned and controlled. At that time, Mr. Eastland was the Chairman of the Board and the President and CEO of the Company. The Board considered the expenses submitted by Mr. Eastland and agreed to recognize a portion of such expenses by restating our financial statements contained in our annual report for the year ended December 31, 2007 and recording $146,914 of corporate spending in such financial statements and by restating our financial statements for the year ended December 31, 2008 and recording another $129,189 of corporate spending in such financial statements. Partially offsetting these payables to Mr. Eastland was a receivable from Mr. Eastland in the amount of $74,242 leaving the Company with a net payable to LEA at December 31, 2008 of $201,861. The Board requested the resignation of Mr. Eastland shortly thereafter. As of March 28, 2009, Mr. Eastland resigned as an officer and director of the Company.

In connection with Mr. Eastland’s resignation, Mr. Eastland and the Company entered into a separation agreement dated as of March 28, 2009. As part of this agreement, the Company and Mr. Eastland agreed that the LEA Expenses recorded by the Company would be forgiven by Mr. Eastland and LEA. The parties also agreed that LEA owed the Company $62,500 for services provided to LEA by the Company’s Park Staffing Services subsidiary. This amount was forgiven by the Company. When these two amounts were netted against each other, the result was an expense of $131,866 (the “LEA Related Expenses”) which was reflected in our financial reports for the first time in our report on Form 10-Q for the quarter ended March 31, 2009 (which we subsequently amended, as described below).

The consolidated statement of operations was restated to reflect additional expenses in 2008 and discontinued operations from the sale of Parks Staffing. Sales and revenues were divided into segment, sources and the discontinued operations were isolated and defined.

The consolidated statement of cash flows was corrected and expanded to reflect the balance sheet and statement of operations revisions discussed above. The footnotes were expanded and clarified. The following table reconciles the originally reported numbers to the restated amounts:

Period Ending March 31, 2008	Original March 31, 2008	Restated for Discontinued Operations	Correction of Error LEA Expenses	Restated March 31, 2008
Consolidated Statement of Operations
Sales	$2,784,431	2,432,069		352,362
Cost of Sales	$2,004,280	1,934,495		69,785
Gross Profit	$780,151	497,574		282,577
Operating Expenses	$884,314	227,665	32,297	624,352
Net (Loss) from Operations	$(104,163)	269,909	(32,297)	(341,775)
Income from Discontinued Operations	$0	180,492		180,492
Net (Loss)	$(180,752)		(32,297)	(213,049)

Consolidated Statement of Cash Flows
Cash flows from (used) operating activities	$213,826	(325,676)		(111,850)
Cash flows from investing activities	$(2,225,217)	1,756,790		(468,427)
Cash flows from financing activities	$1,942,654	(1,529,296)		413,358
Cash flows from discontinued operations	$0	9,125		9,125

Correction of Report on Form 10-Q for period ended March 31, 2009

The Company amended and restated its Quarterly Report on Form 10-Q for the period ended March 31, 2009 (the “Original 2009 Report”) by filing Amendment No. 1 to such report on September 9, 2009 (“Amendment No. 1”). Amendment No. 1 reflected the net effect of the LEA Related Expenses (which were forgiven) as an increase to Additional Paid In Capital, as compared with our earlier position in the Original 2009 Report that the debt forgiveness was a credit of $131,866 against Other Expenses. In our Original Report, the Company reported the LEA debt forgiveness as a reduction to the “Restructuring Charge” leaving the Company a net balance of $72,224. That Restructuring Charge (in the Original 2009 Report) also included charges of $204,090 for Mr. Eastland’s and the prior Chief Financial Officer’s severance packages ($124,246) and an estimate of the cost to close our Santa Monica, California office and consolidate that office with our headquarters in Georgia ($79,844). In Amendment No. 1, the original Restructuring Charge of $72,224 was amended and increased by the amount of the LEA Related Expenses ($131,866) to $204,090 to reflect the removal of the debt forgiveness credit from the Statement of Operations and report it as Additional Paid In Capital. Also, the Restructuring Charge line item was presented in “Operating Expenses” in Amendment No. 1, as compared with our earlier presentation of this charge in the “Other Income (Expenses)” area of the Consolidated Statements of Operations.

The change in Amendment No. 1 increased our reported Net Loss for the period in our Consolidated Statement of Operations. The Company’s amended Net Loss for this period, as reported in Amendment No. 1, was $367,933, or $0.01 per share, as compared with the previously reported Net Loss of $236,067, or $0.00 per share in the Original 2009 Report. Total shareholders’ equity remained the same, however, the Paid In Capital account was increased by $131,866 and Retained Earnings were decreased by the same amount. In addition, the Company’s “Loss From Operations” for the period was then reported as $458,417, as compared with the Loss From Operations of $254,327 in the Original 2009 Report. This change was due to the reclassification and presentation of Restructuring Charges as a expense to Operations as opposed to Other Expenses. These numbers, as reported in Amendment No. 1, have not changed in this Amendment No. 2.

While our correction in Amendment No. 1 did not change the Net Increase in Cash as reported in the Consolidated Statement of Cash Flows, it did impact the Net Cash From (Used In) Operating Activities and the Net Cash Provided (Used In) Financing Activities. In Amendment No. 1 we adjusted certain comparison data included in Management's Discussion and Analysis Of Financial Condition And Results Of Operations to account for these changes.

The Company Filed Amendment No. 2 to its report on Form 10-Q for the period ended March 31, 2009 (“Amendment No. 2”) to provide a more detailed narrative account of the impact of its corrections made in Amendment No. 1 and to clearly identify information in its financial statements as of March 31, 2009 that was restated. The Company added the word “restated” to the headings of the applicable columns in its financial statements included in this Amendment No. 2.

The following table reconciles the originally reported numbers to Amendment No. 1:

Consolidated Statement of Operations	Originally Reported March 31, 2009	Correct Forgiveness of Debt	Report Restructuring Charges as Operating Expense	Restated March 31, 2009
Loss from Operations	(254,327)	0	(204,090)	(458,417)
Total Other Income (Expenses)	18,260	(131,866)	204,090	90,484
Net Income (Loss)	(236,067)	(131,866)	0	(367,933)
Consolidated Statement of Cash Flows
Net cash flow from (used in) operations	121,222	(201,861)	0	(80,639)
Cash flows from financing activities	(167,466)	201,861	0	34,395

We have not included in this Amendment No. 2 any events or information subsequent to the date of filing of the Original 2009 Report.

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

Total gross profit increased approximately $70,000 to $352,000 in the first quarter 2009 with the Georgia park adding $31,000 and Missouri park generating additional gross profit of $39,000 during the quarter as a result of being open for the entire quarter in 2009. Higher admission pricing at the Georgia park created the higher profit margin.

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

The infrastructure will accommodate the additional customers;

Cost of improvements and operations will remain a relatively stable budgeted allocation;

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

Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were not effective as of the date of this Amended Report, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are: recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting are not effective.

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

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

obtain financial information and investment experience objectives of the person; and

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

PARKS! AMERICA, INC.

/s/ Jon Laria
March 2, 2010	Jon Laria
Chief Financial Officer (Principal Financial Officer) and Director