Form 10-Q/A
period 2009-06-28
PARKS AMERICA, INC
filed 2010-03-30
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q /A

Amendment No. 1

(Mark One)

 X .. QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

OR

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 000-51254

Parks! America, Inc.

(Exact Name of registrant as specified in its charter)

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

PRELIMINARY NOTE

Parks! America, Inc. (the “Company”, “Parks”, or “we”) originally filed with the Securities and Exchange Commission (the “SEC”) our Quarterly Report on Form 10-Q for the period ended June 28 , 2009, on August 13, 2009 (the “Original June 2009 Report). We are filing this Amendment No. 1 (“Amendment No. 1”) to carry forward the disclosure provided in other reports filed with the SEC by the Company which contain a more detailed narrative account of the impact of our corrections of the Company’s treatment of certain debt forgiven by a company that is owned and controlled by Larry Eastland, the former Chairman of the Board of Directors, President and Chief Executive Officer of the Company, in connection with his separation from the Company on March 28, 2009 as further described below. This more detailed account is consistent with our revised disclosure contained in Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 which was filed with the SEC on March 5, 2010.

EXPLANATORY NOTE

In late 2008, Mr. Eastland presented the Company’s Board of Directors of the Company with a list of expenses that, in the aggregate, exceeded $275,000. Mr. Eastland claimed that these expenses were incurred on behalf of the Company over two fiscal years by LEA Management LLC (“LEA”), a company Mr. Eastland owned and controlled. At that time, Mr. Eastland was the Chairman of the Board and the President and CEO of the Company. The Board considered the expenses submitted by Mr. Eastland and agreed to recognize a portion of such expenses by restating our financial statements contained in our annual report for the year ended December 31, 2007 and recording $146,914 of corporate spending in such financial statements and by restating our financial statements for the year ended December 31, 2008 and recording another $129,189 of corporate spending in such financial statements. Partially offsetting these payables to LEA was a receivable from Mr. Eastland in the amount of $74,242, leaving the Company with a net payable to LEA at December 31, 2008 of $201,861. The Board requested the resignation of Mr. Eastland shortly thereafter. As of March 28, 2009, Mr. Eastland resigned as an officer and director of the Company.

In connection with Mr. Eastland’s resignation, Mr. Eastland and the Company entered into a separation agreement dated as of March 28, 2009. As part of this agreement, the Company and Mr. Eastland agreed that the LEA Expenses recorded by the Company would be forgiven by Mr. Eastland and LEA. The parties also agreed that LEA owed the Company $62,500 for services provided to LEA by the Company’s Park Staffing Services subsidiary. This amount was forgiven by the Company. When these two amounts were netted against each other, the result was an expense of $131,866 (the “LEA Related Expenses”) which was reflected in our financial reports for the first time in our Quarterly Report on Form 10-Q for the period ended March 31, 2009 (the “Original March 2009 Report”). The net effect of the LEA Related Expenses (which were forgiven) was disclosed in the Original March 2009 Report as a reduction to a “Restructuring Charge”. Subsequent to the filing of the Original March 2009 Report the Company reclassified the LEA Debt Forgiveness as Additional Paid in Capital, and amended and increased the Restructuring Charge for the period. Parks amended and restated the Original March 2009 Report to reflect this reclassification.

We are filing this Amendment to carry forward the more detailed narrative account regarding the reclassification of the LEA Debt Forgiveness. The financial information as reported in the Original June 2009 Report has not changed in this Amendment No. 1.

PART I

ITEM 1. FINANCIAL STATEMENTS.

PARKS! AMERICA, INC. and SUBSIDIARIES

FORMERLY KNOWN AS GREAT AMERICAN FAMILY PARKS, INC

TABLE OF CONTENTS

__________

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Statement of Stockholders’ Equity	7

Consolidated Statements of Cash Flows	8

Notes to Consolidated Financial Statements	9-20

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

At June 28, 2009 (Unaudited) and December 31, 2008 (Audited)

ASSETS	June 28, 2009 (Unaudited)	December 31, 2008 (Audited)
Current Assets
Cash – unrestricted	$235,388	$72,814
Cash – restricted	38,630	38,812
Stock (at market value)	-	10,500
Inventory	136,823	133,492
Prepaid expenses	43,186	100,563
Discontinued operations current assets	-	876,169
Total Current Assets	454,027	1,232,350

Property and Equipment, net
(includes discontinued P&E of $0 and $35,135, respectively)	6,975,536	7,128,412
Other Assets
Intangible assets, net	14,593	18,690
Note receivable	3,000	3,000
Deposits	10,683	10,683
Discontinued operations other assets	-	446,667
Total Other Assets	28,276	479,040

TOTAL ASSETS	$7,457,839	$8,839,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$61,519	$10,114
Accrued expenses	632,787	359,638
Note payable – related party	-	201,861
Notes payable – lines of credit	174,000	321,000
Current maturities of long – term debt	178,349	173,906
Discontinued operations current liabilities	-	801,640
Total Current Liabilities	1,046,655	1,868,159
Long-term Debt
Long – term obligations (includes discontinued operations debt of $0 and $393,015)	4,039,788	4,541,162

TOTAL LIABILITIES	5,086,443	6,409,321

STOCKHOLDERS’ EQUITY
Common stock; 300,000,000 shares authorized, at $.001 par value; 53,606,537 shares issued and outstanding	53,606	52,106
Capital in excess of par	4,606,256	4,460,890
Treasury stock	(250)	(250)
Accumulated deficit	(2,288,216)	(2,082,265)
TOTAL STOCKHOLDERS’ EQUITY	2,371,396	2,430,481

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,457,839	$8,839,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three and Six Months Ended June 28, 2009 and June 30, 2008

	Three months ended June 28, 2009 (Unaudited)	Three months ended June 30, 2008 (Restated) (Unaudited)	Six months ended June 28, 2009 (Unaudited)	Six months ended June 30, 2008 (Restated) (Unaudited)
NET SALES	$1,226,432	$1,122,652	$1,658,080	$1,475,014

COST OF SALES	156,129	122,706	242,311	192,491

GROSS PROFIT	1,070,303	999,946	1,415,769	1,282,523

OPERATING EXPENSES
Selling, general and administrative	812,023	686,201	1,335,793	1,262,385
Restructuring charges	0	0	204,090	0
Depreciation & amortization	79,506	58,472	161,971	106,640
Total Operating Expenses	891,529	744,673	1,701,854	1,369,025

INCOME (LOSS) FROM OPERATIONS	178,774	255,273	(286,085)	(86,502)

OTHER INCOME (EXPENSES)
Interest income	0	0	109	1,456
Rental income	900	1,800	2,300	3,638
Other income	23,907	5,300	30,612	5,637
Other (expenses)	0	(736)	0	(14,721)
Interest expense	(96,103)	(108,479)	(184,128)	(152,938)
Gain (loss) on sale of assets	1,535	19,624	178,272	22,671
Total Other Income (Expenses)	(69,761)	(82,491)	27,165	(134,257)

NET INCOME (LOSS) BEFORE INCOME TAXES	109,013	172,782	(258,920)	(220,759)

PROVISION FOR TAXES	0	0	0	0

INCOME (LOSS) FROM CONTINUING OPERATIONS	109,013	172,782	(258,920)	(220,759)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	52,969	(53,925)	52,969	126,567

NET PROFIT (LOSS)	$161,982	$118,857	$(205,951)	$(94,192)

WEIGHTED OUTSTANDING SHARES (in 000's)	52,106	52,106	52,106	52,106

NET LOSS PER SHARE	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

As of June 28, 2009

	Common Stock		Additional Paid	Treasury	Accumulated
	Shares	Amount	in Capital	Stock	Deficit	Total

Balance, December 31, 2007	51,886,537	$51,886	$4,443,510	$-	$(620,753)	$3,874,643

Issuance of common stock to directors and officers	220,000	220	17,380	-	-	17,600

Treasury stock returned				(250)		(250)

Net loss for the year ended December 31, 2008	-	-	-	-	(1,461,512)	(1,461,512)

Balance, December 31, 2008	52,106,537	52,106	4,460,890	(250)	(2,082,265)	2,430,481

Common stock issued as compensation to officers	1,500,000	1,500	13,500	0	0	15,000

Increase in contributed capital for shareholder debt forgiveness			131,866			131,866

Net loss for the period ended June 28, 2009	-	-	-	-	(205,951)	(205,951)

Balance, June 28, 2009	53,606,537	$53,606	$4,606,256	$(250)	$(2,288,216)	$2,371,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 28, 2009 and June 30, 2008

	Six months ended June 28, 2009 (Restated) (Unaudited)	Six months ended June 30, 2008 (Restated) (Unaudited)
Cash Flows from Operating Activities:
Net loss for the period	$(205,951)	$(94,092)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense & amortization	161,971	106,640
Forgiven indebtedness note payable - related party	(201,861)	-
Decrease in contributed capital for shareholder receivable write off	(62,500)
Increase contributed capital - shareholder debt forgiveness	194,366	-
Share based compensation	15,000	-
Changes in Assets and Liabilities
Decrease in prepaid expenses and taxes	57,377	22,488
(Increase) in inventory	(3,331)	(10,000)
Decrease in short term securities	10,500	-
Increase in accrued expenses	273,149	97,182
Increase (decrease) in accounts payable	51,405	(1,918)
Net Cash From Operating Activities	290,125	120,300

Cash Flows from Investing Activities:
Acquisition of property and equipment	(40,133)	(544,996)
Purchase Wild Animal, Inc.	-	(250,000)
Capitalization of loan fees	-	(6,200)
(Increase) decrease in restricted cash	182	(38,525)
Net Cash Used In Investing Activities	(39,951)	(839,721)

Cash Flows from Financing Activities:
Increase in note payable – related party	-	85,894
Proceeds from note payable and lines of credit	-	499,728
Payments on note payable and lines of credit	(147,000)	(30,000)
Payments on note payable	(103,916)	(33,396)
Issuance of common stock	-	17,600
Net Cash Provided by (Used In) Financing Activities	(250,916)	539,826

Cash Flows Provided by (Used in) Discontinued Operations	163,316	(66,569)

Net Increase (Decrease) in Cash	162,574	(246,164)
Cash at beginning of period	72,814	378,610
Cash at end of period	$235,388	$132,446

Supplemental Cash Flow Information:
Cash paid for interest	$177,771	$198,996
Cash paid for income taxes	$0	$0
Supplemental Disclosure of Non-Cash Activities:
Non-cash investments in property and equipment through financing arrangements	$0	$1,750,000

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

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

June 28, 2009

NOTE 7 – DISCONTINUED OPERATIONS AND RECONVEYANCE OF TEMPSERVE ASSETS, NOW RENAMED PARK STAFFING SERVICES, LLC

The economic downturn prior to year-end 2008 caused several major clients of Park Staffing Services to cancel or provide notice of future cancellation of their business with the company. In addition, statutory changes in the State of California’s regulation of worker’s compensation insurance further impaired the viability of this business. As a result, on December 30, 2008, the Company entered into an agreement to re-conveyed Park Staffing Services to CCS, the original owner of the business, with an effective date of January 1, 2009, in exchange for (i) $50,000 in cash, (ii) the return and cancellation of 5,000,000 warrants of the Company’s common stock and (iii ) cancellation of the outstanding debt balance owed by the Company to CCS in the amount of of $393,015. The Company recorded a Loss on Sale of Discontinued Operations of $616,080 at December 31, 2008 to reflect this transaction. The loss was calculated as follows:

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

NOTE 8 – ASSET PURCHASE OF LAND AND PROPERTY, NOW NAMED WILD ANIMAL, INC.

On March 6, 2008 the Company, through its wholly-owned subsidiary Wild Animal, Inc. acquired real property and certain assets formally leased and operated by Animal Paradise, LLC for $2 million from Oak Oak, Inc.. Wild Animal, Inc., as the facility is now known, located in Strafford, Missouri (near Springfield, Missouri), is a ride-through wild animal park similar to the previously acquired Wild Animal Safari theme park in Georgia.

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

In connection with Mr. Eastland’s resignation, Mr. Eastland and the Company entered into a separation agreement dated as of March 28, 2009. As part of this agreement, the Company and Mr. Eastland agreed that the LEA Expenses recorded by the Company would be forgiven by Mr. Eastland and LEA. The parties also agreed that LEA owed the Company $62,500 for services provided to LEA by the Company’s Park Staffing Services subsidiary. This amount was forgiven by the Company. When these two amounts were netted against each other, the result was an expense of $131,866 (the “LEA Related Expenses”) which was reflected in our financial reports for the first time in our report on Form 10-Q for the quarter ended March 31, 2009 (the Original March 2009 Report”).

The net effect of the LEA Related Expenses (which were forgiven) was disclosed in the Original March 2009 Report as a reduction to a “Restructuring Charge .. ” Subsequent to the filing of the Original March 2009 Report the Company reclassified the LEA Debt Forgiveness as Additional Paid in Capital, and amended and increased the Restructuring Charge for the period, as disclosed in the Original June 2009 Report. Parks also amended and restated the Original March 2009 Report to reflect this reclassification.

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

The only numerical change included in this Amendment as compared with the original second quarter 10Q filed is a slightly different presentation of the LEA debt forgiveness and the increase in contributed capital. This Amendment presents these two items in the same manner as the first quarter’s Amendment No. 2 presentation of Cash Flows from Operating Activities. The sub-total of Cash Flows from Operating Activities remained the same and all other financial statement numbers remained the same.

We have not included in this Amendment any events or information subsequent to the date of filing of the Original 2009 Report.

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

PARKS! AMERICA, INC.

/s/ Tristan R. Pico
March 26, 2010	Tristan R. Pico
Chief Executive Officer (Principal Executive Officer)

/s/ Jon Laria
Jon Laria
Chief Financial Officer (Principal Financial Officer)