Form 10-K
period 2009-12-27
PARKS AMERICA, INC
filed 2010-03-31
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2009

     .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 000-51254

PARKS! AMERICA, INC.

(Exact name of registrant as specified on its charter)

NEVADA	91-0626756
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

1300 Oak Grove Road

Pine Mountain, GA 31822

(Address, Including Zip Code of Principal Executive Offices)

(706 663-8744)

(Issuer's telephone number)

With copies to:

Jonathan H. Gardner

Kavinoky Cook LLP

726 Exchange St., Suite 800

Buffalo, New York 14210

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes      . No X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes      . No  X .

The aggregate market value of the issued and outstanding stock held by non-affiliates of the registrant, based upon the most recent sale of the Company's common stock at a price of $0.01 per share, was approximately $347,225. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 22, 2010, the issuer had 73,631,537 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 27, 2009

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

PART I

ITEM 1. BUSINESS

Overview

Parks! America, Inc. (referred to herein as “Parks!” or the “Company” or “we”), through our wholly-owned subsidiaries owns and operates two regional theme parks and is in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. Our wholly-owned subsidiaries are Wild Animal, Inc., a Missouri corporation (“Wild Animal - Missouri”) and Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”), Wild Animal -Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal - Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”).

Our goal is to build a family of theme parks primarily through acquisitions of small, local and regional, privately-owned existing parks and to develop a series of compatible, themed attractions. The Company also may pursue contract management opportunities for themed attractions owned by third parties.

Our philosophy is to acquire existing amusement park properties with the following primary criteria in mind:

•

Properties that have an operating history;

•

Properties where our management team believes the potential exists to increase profits and operating efficiencies; and

•

Properties where there is additional, underutilized land upon which to expand operations.

We believe that acquisitions should not unnecessarily encumber the Company with debt that cannot be justified by current operations. By using a combination of equity, debt and other financing options, we intend to carefully monitor shareholder value in conjunction with our pursuit of growth.

As we look at our operations for the year ended December 27, 2009, our principal concern is the Missouri Park which continues to have unsatisfactory operating results. While we were able to increase sales at the Missouri Park by 31% as compared with the fiscal year 2008, we believe that years of operation under prior owners have resulted in preconceptions about the condition of the Missouri Park that we still have to overcome. We have worked consistently since our acquisition of the Missouri Park in March of 2008 to upgrade the physical facilities and dramatically improve food service. The challenge is to bring the public’s perception of the Park in line with its current condition and level of service. We expect that this effort will take time, but that it will yield favorable results. Looking at our marketing efforts over the past year, we have determined to re-allocate marketing dollars away from television and radio advertising, which we believe has been ineffective, and spend more money on billboard advertising and direct mail. We will continue to focus our efforts to promote the Missouri Park and make such improvements as our capital budget allows.

Our common shares are traded on the OTC Bulletin Board under the symbol, “PRKA.”

Corporate History

The Company was originally incorporated on July 30, 1954 as “Painted Desert Uranium & Oil Co., Inc.” in Washington State. On October 1, 2002, Painted Desert Uranium & Oil Co., Inc. changed its name to “Royal Pacific Resources, Inc.” and re-domiciled to the State of Nevada.

On December 19, 2003, Royal Pacific Resources, Inc. acquired the assets of Great Western Parks LLC pursuant to a Share Exchange Agreement that set the stage for our current corporate structure and management team. We changed the name of the Company to “Great American Family Parks, Inc.” The acquisition was accounted for as a “reverse acquisition” in which Great Western Parks was considered to be the acquirer of Royal Pacific Resources for reporting purposes. Our common stock outstanding increased from 2,533,000 to 29,600,000 as a result of the transaction. As of June 11, 2008 the Company changed its name from Great American Family Parks, Inc. to its current name, “Parks! America, Inc.” In addition, effective June 25, 2008, the Company's quotation symbol on the OTC Bulletin Board was changed from “GFAM” to “PRKA.”

Wild Animal Safari – The Georgia Park

Wild Animal - Georgia owns and operates the Georgia Park in Pine Mountain, Georgia. The Georgia Park is situated within a 200-acre portion of a 500-acre plot that is owned by Wild Animal – Georgia. The Georgia Park includes a drive-through animal viewing area that opened in 1991. It is home to over 900 animals from six continents. Most of the animals roam wild throughout a natural habitat and visitors to the Georgia Park are able to observe, photograph and feed the animals from their own cars as they drive along more than three miles of paved roads that run throughout the habitat area. Some animals are contained in special fenced-in areas within the natural habitat and others are located in a more traditional zoo-like atmosphere.

Wild Animal - Georgia’s revenues are primarily derived from admission fees, food and beverage sales and gift store and specialty item sales at the Georgia Park.

In addition to the animal environments, the Georgia Park contains a gift shop, an ice cream parlor, an arcade, a picnic and group recreation area, lakes, a pavilion and concession stands. We sell food and beverages in our restaurant, and gift items from the gift shop to include shirts and hats, specialty items, educational books and toys about animals of the world, other toys, authentic gifts from various continents (e.g. ostrich eggs, hides and skins) and other family oriented items. We also operate a Noble Roman’s Pizza franchise and a Tuscano’s Italian Subs franchise at the Georgia Park. Also within the Georgia Park is our reptile house, located next to our petting zoo, featuring wildlife specimens that are native to Georgia, re-created in natural settings.

Wild Animal - Georgia’s growth plans are predicated upon our ongoing upgrade of the physical plant, which will make it more attractive to visitors; and our development of unused acreage surrounding the park.

A majority of Wild Animal - Georgia’s animals are born in the Georgia Park. The animals we acquire are generally purchased domestically. We rarely import animals. Auctions and sales of animals across the United States occur often and we may acquire animals in these auctions if we see an opportunity to enhance our Parks. Food and beverages are purchased locally, although the main products and ingredients for the Noble Roman’s Pizza and Tuscano’s Subs are purchased from the national franchising company. As of June 21, 2005 we purchased franchise rights to own and operate a Noble Roman’s Pizza and Tuscano’s Italian Subs food franchise at our Georgia Park. The Franchise Agreement had an initial term of 5 years commencing as of June 21, 2005 and has been renewed for an additional five years. The franchisor receives 7.0% of gross sale proceeds.

Wild Animal Safari – The Missouri Park

Wild Animal – Missouri purchased the Missouri Park as of March 6, 2008. The Missouri Park is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and 45 miles north of Branson. The Missouri Park is a ride-through wild animal park with five-mile course five permitting access to 600 animals of approximately 80 different species. Most of the animals roam wild throughout the natural habitat. Visitors to the Missouri Park are able to observe, photograph, and feed the animals from their own cars as they drive. Some animals are contained in special fenced-in areas within natural habitats. Other animals are located in a more traditional zoo-like atmosphere. In addition, the park offers a gift shop, a food and beverage area and a petting zoo.

Research and Development

No research and development occurs in our Wild Animal Safari businesses except for normal product testing.

Government Regulation

Both the Georgia Park and the Missouri Park operate under various licenses and approvals from government at various levels, as outlined below. The licenses under which our businesses operate are crucial to our ongoing operations. Should any changes occur in the licensing requirements for either business, this could have an adverse effect on revenues, profits and attendance. There are inspections at or facilities. The nature of our business makes it unlikely that our operations will trigger environmental problems.

1)

U.S. Department Of Interior – Fish & Wildlife - Import/ Export License

This license is necessary in the event the Company imports or exports certain items, including animals, skins and horns. This license was renewed as of June 1, 2009.

2)

United States Department Of Agriculture – Class C Exhibitor License for the Georgia Park

This license was renewed as of October 13, 2009.

3)

United States Department Of Agriculture – Class C Exhibitor License for the Missouri Park

Renewal of this license is pending.

4)

Georgia Department Of Natural Resources – Wildlife Animal License

This license applies to the Georgia Park and was renewed as of March 31, 2010

5)

Georgia Department Of Natural Resources – Wildlife Exhibition License

This license applies to the Georgia Park and was renewed as of March 31, 2010

6)

Troup County Business License

This license applies to our food concession at the Missouri Park and was renewed as of January 10, 2010.

7)

Missouri Department of Natural Resources License – applies to the Missouri Park

Competition

The theme park industry is highly competitive, highly fragmented, rapidly evolving, and subject to technological change and intense marketing by providers with similar products. One of our competitors for general recreation consumer spending in Georgia, Callaway Gardens, is located within five miles of our Georgia Park. Similarly, the Missouri Park is located approximately 45 minutes from Branson, Missouri, a resort and entertainment venue. Many of the Company’s current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than the Company has. In the event that such a competitor expends significant sales and marketing resources in one or several markets the Company may not be able to compete successfully in such markets. The Company believes that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect the Company’s gross margins if the Company is not able to reduce costs commensurate with such price reductions. In addition, the pace of technological change makes it impossible for the Company to predict whether it will face new competitors using different technologies to provide the same or similar products offered or proposed to be offered by the Company. If the Company’s competitors were to provide better and more cost effective products, the Company’s business initiatives could be materially and adversely affected.

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

Our Wild Animal Safari - Georgia has approximately 15 full-time employees. During the Georgia Park’s prime attendance season, which runs from April through August, we typically engage up to approximately 20 additional seasonal employees. Wild Animal – Missouri has 6 employees. We also engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good.

ITEM 1A. RISK FACTORS

You should read the following discussion and analysis together with our consolidated financial statements and related notes included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "risk factors" below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. if any of the following risks actually occur, our business, financial condition and results of operations could suffer.

Risk Factors Relating to Our Business:

We Have a Limited Operating History

We have a limited operating history and our financial health will be subject to all the risks inherent in the establishment of a new business enterprise. We have been officially operating under our current business plan of acquiring theme parks since 2003, when we reached a preliminary agreement to purchase the Georgia Park. Subsequently in 2003, the Company gained control of Royal Pacific Resources and changed its name to Great American Family Parks. Our purchase of the Georgia Park, was not completed until June of 2005. The Missouri Park was purchased in March of 2008. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the startup and growth of a new business, and the competitive environment in which we will operate. Our success is dependent upon the successful financing and development of our business plan. No assurance of success is offered. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations.

Because Of Our Continued Losses and Limited Cash There Is Substantial Doubt As To Our Ability To Continue As A Going Concern.

The report of our independent auditors on our audited financial statements for the twelve-month periods ended December 27, 2009 and December 31, 2008, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Our continued operations are dependent on our ability to refinance certain mortgage debt and to achieve future profitable operations. If we are not able to continue as a going concern, it is likely that our investors will lose their investment. See MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS, herein.

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

We Face Strong Competition from Numerous Entertainment Alternatives.

In addition to competing with other themed and amusement parks, our venues compete with other types of recreational venues and entertainment alternatives, including but not limited to movies, sports attractions, vacation travel and video games. There can be no assurance that we will successfully differentiate ourselves from these entertainment alternatives or that consumers will consider our entertainment offerings to be more appealing than those of our competitors. The development of technology-based entertainment has provided families with a wider selection of entertainment alternatives close to or in their homes, including home entertainment units, online gaming, and video game parlors. In addition, traditional theme parks have been able to reduce the cost and increase the variety of their attractions by implementing technologies that cannot be readily incorporated by wild animal parks such as the Georgia Park or the Missouri Park..

Our Insurance Coverage May Not Be Adequate To Cover All Possible Losses That We Could Suffer, and Our Insurance Costs May Increase.

Companies engaged in the theme park business may be sued for substantial damages in the event of an actual or alleged accident. An accident occurring at our parks or at competing parks may reduce attendance, increase insurance premiums, and negatively impact our operating results. Our properties contain drive-through, safari style animal parks, and there are inherent risks associated with allowing the public to interact with animals. Although we carry liability insurance to cover this risk, there can be no assurance that our coverage will be adequate to cover liabilities, or that we will be able to afford or obtain adequate coverage should a catastrophic incident occur.

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

We Are Dependent Upon the Services of Our Executive Officers and Consultants.

Our success is heavily dependent on the continued active participation of our executive officers. Loss of the services of one or more of these officers could have a material adverse effect upon our business, financial condition or results of operations. In particular, we place substantial reliance upon the efforts and abilities of Dale Van Voorhis, Chairman of the Board of Directors and Chief Operating Officer and Jim Meikle, President of Wild Animal-Missouri and Wild Animal-Georgia and Director of Parks! America. The loss of Mr. Van Voorhis or Mr. Meikle's services could have a serious adverse effect on our business, operations, revenues or prospects.

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

Risk Factors Relating to Our Common Stock

The Market Price Of Our Common Stock May Decline Because There Are Warrants That May Be Available For Future Sale And The Sale Of These Shares May Depress The Market Price.

The market price of our common stock may decline because there are a large number of warrants that may be available for future sale, and the sale of these shares may depress the market price. As of March 22, 2010, we had 73,631,537 shares of common stock issued and outstanding and outstanding warrants to purchase up to 11,128,000 shares of common stock at a strike price of $0.35 per common share. The warrants represent approximately 15% of our common stock issued and outstanding. The sale of the shares underlying such warrants may adversely affect the market price of our common stock. All of such warrants expire in June of 2010.

Our Common Stock is Subject to the “Penny Stock” Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions In Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

Our common stock is considered a "penny stock" and the sale of our stock by you will be subject to the "penny stock rules" of the Securities and Exchange Commission. The penny stock rules require broker-dealers to take steps before making any penny stock trades in customer accounts. As a result, the market for our shares could be illiquid and there could be delays in the trading of our stock which would negatively affect your ability to sell your shares and could negatively affect the trading price of your shares.

We Do Not Expect to Pay Dividends for Some Time, if At All

No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors.

Future Capital Needs Could Result in Dilution to Investors; Additional Financing Could be Unavailable or Have Unfavorable Terms

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

The Company owns and operates the following animal theme parks:

Wild Animal Safari, Inc. – The Georgia Park

Wild Animal - Georgia owns and operates the Georgia Park in Pine Mountain, Georgia. The Georgia Park is situated within a 200-acre portion of a 500-acre plot that is owned by Wild Animal – Georgia. The Georgia Park includes a drive-through animal viewing area that opened in 1991. It is home to over 900 animals from six continents. Most of the animals roam wild throughout a natural habitat and visitors to the Georgia Park are able to observe, photograph and feed the animals from their own cars as they drive along more than three miles of paved roads that run throughout the habitat area. Some animals are contained in special fenced-in areas within the natural habitat and others are located in a more traditional zoo-like atmosphere.

Wild Animal - Georgia’s revenues are primarily derived from admission fees, food and beverage sales and gift store and specialty item sales at the Georgia Park.

In addition to the animal environments, the Georgia Park contains a gift shop, an ice cream parlor, an arcade, a picnic and group recreation area, lakes, a pavilion and concession stands. We sell food and beverages in our restaurant, and gift items from the gift shop to include shirts and hats, specialty items, educational books and toys about animals of the world, other toys, authentic gifts from various continents (e.g. ostrich eggs, hides and skins) and other family oriented items. We also operates a Noble Roman’s Pizza franchise and a Tuscano’s Italian Subs franchise at the Georgia Park. Also within the Georgia Park is our reptile house which is located next to our petting zoo and features wildlife specimens that are native to Georgia, recreated in natural settings.

Wild Animal, Inc. – The Missouri Park

Wild Animal – Missouri purchased the Missouri Park as of March 6, 2008. The Missouri Park is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and 45 miles north of Branson. The Missouri Park is a ride-through wild animal park with five-mile course five permitting access to 600 animals of approximately 80 different species. Most of the animals roam wild throughout the natural habitat. Visitors to the Missouri Park are able to observe, photograph, and feed the animals from their own cars as they drive. Some animals are contained in special fenced-in areas within natural habitats. Other animals are located in a more traditional zoo-like atmosphere. In addition, the park offers a gift shop, a food and beverage area and a petting zoo.

ITEM 3. LEGAL PROCEEDINGS

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

The Company responded by commencing a lawsuit in the Nevada District Court in Clark County, Nevada seeking to enjoin the Consent Solicitation Statement on the grounds that: (i) the expansion of the size of the board of directors called for in the Consent Solicitation Statement violated the Company’s Articles of Incorporation, (ii) the Company’s By-Laws require that directors be elected at an annual meeting of shareholders and (iii) Larry L. Eastland violated his Severance Agreement with the Company by not turning over material corporate records in his possession and was wrongfully using such records to conduct the consent solicitation. On September 25, 2009, the Court issued a Temporary Restraining Order enjoining any actions in furtherance of the Consent Solicitation Statement and restraining the group that filed it from making any further filings with the SEC. On October 23, 2009, the group led by Larry L. Eastland and the Company stipulated to an Order extending such Temporary Restraining Order until December 16, 2009. As of March 22, 2010, the Order remains in effect.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our common stock trades on the OTCBB under the symbol "PRKA". Effective June 25, 2008, the Company's quotation symbol on the Over-the-Counter Bulletin Board was changed from GFAM to PRKA. The table below sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the OTCBB. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits.

		High	Low

2010	January	$0.02	$0.015
	February	$0.015	$0.015

2009	First Quarter	$0.04	$0.006
	Second Quarter	$0.10	$0.006
	Third Quarter	$0.02	$0.04
	Fourth Quarter	$ 0.01	$0.0275

2008	First Quarter	$0.13	$0.06
	Second Quarter	$0.12	$0.08
	Third Quarter	$0.12	$0.035
	Fourth Quarter	$0.04	$0.01

2007	First Quarter	$0.16	$0.055
	Second Quarter	$0.17	$0.055
	Third Quarter	$0.155	$0.09
	Fourth Quarter	$0.12	$0.07

As of March 22 , 2010, there were 73,606,537 shares of common stock outstanding.

As of March 22, 2010 there were approximately 3,212 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

As of March 22, 2010, there were warrants outstanding to purchase approximately 11,128,000 shares of our common stock. These warrants expire on June 23, 2010 and the exercise price is $0.35 per common share. As of the date of this report, none of the warrants had been exercised and no value has been recognized.

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

RECENT SALES OF UNREGISTERED SECURITIES

In December 2009 the Company completed a private placement (the “Private Placement”) of 20,000,000 shares of the Company’s common stock (the “Shares”) at $0.01 per Share from two investors for total consideration of $200,000. Both investors were “accredited investors” as that term is defined under Regulation D (“Regulation D”) of the Securities Act of 1933, as amended (the “Securities Act”). The Private Placement was exempt from registration under the Securities Act pursuant to Regulation D. One of the investors was the Company’s Chairman and Chief Operating Officer.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on Parks!’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our consolidated financial statements for the year ended December 27, 2009 provided in this annual report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

The forward-looking information set forth in this annual report is as of the date of this filing, and we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" in this annual report.

Overview

Through our wholly-owned subsidiaries, we own and operate two regional theme parks and is in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. Our wholly-owned subsidiaries are Wild Animal, Inc., a Missouri corporation (“Wild Animal - Missouri”) and Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”). Wild Animal -Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal - Missouri owns and operates the Wild Animal Safari theme park located in Stafford, Missouri (the “Missouri Park”).

Our goal is to build a family of theme parks primarily through acquisitions of small, local and regional, privately-owned existing parks and to develop a series of compatible, themed attractions,. The Company also may pursue contract management opportunities for themed attractions owned by third parties.

Our philosophy is to acquire existing amusement park properties with the following primary criteria in mind:

•

Properties that have an operating history;

•

Properties where our management team believes the potential exists to increase profits and operating efficiencies; and

•

Properties where there is additional, underutilized land upon which to expand operations.

We believe that acquisitions should not unnecessarily encumber the Company with debt that cannot be justified by current operations. By using a combination of equity, debt and other financing options, we intend to carefully monitor shareholder value in conjunction with our pursuit of growth.

As we look at our operations for the year ended December 27, 2009, our principal concern is the Missouri Park which continues to have unsatisfactory operating results. While we were able to increase sales at the Missouri Park by 31% as compared with the 2008 fiscal year, we believe that years of operation under prior owners have resulted in preconceptions about the condition of the Missouri Park that we still have to overcome. We have worked consistently since our acquisition of the Missouri Park in March of 2008 to upgrade the physical facilities and dramatically improve food service. The challenge is to bring the public’s perception of the Park in line with its current condition and level of service. We expect that this effort will take time, but that it will yield favorable results. Looking at our marketing efforts over the past year, we have determined to re-allocate marketing dollars away from television and radio advertising, which we believe has been ineffective, and spend more money on billboard advertising and direct mail. We will continue to focus our efforts to promote the Missouri Park and make such improvements as our capital budget allows.

Our current size and operating model leaves us little room for mistakes. Our highest priority is to make the Missouri Park operation break-even and then profitable. The current tightness in the financial markets could make it difficult for us to raise the needed capital to give us the time we may need to get the Missouri Park profitable. Any future capital raised by our company is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, Parks! America may not be sufficient to fund our capital and liquidity needs for the near-term. In addition, the report of our independent auditors on our audited financial statements for the twelve-month periods ended December 27, 2009 and December 31, 2008, indicates that there are factors that raise substantial doubt about our ability to continue as a going concern.

Restatement of Financial Statements

Restatement of Quarterly Reports on Form 10-Q during the Year Ended December 27, 2009:

The following relates to the Company’s separation from Larry Eastland, the Company’s former Chairman of the Board and the President and Chief Executive Officer. As described below, events surrounding Mr. Eastland’s departure caused the Company to restate its financial statements for the years ended December 31, 2008 and 2007, as well as quarterly reports filed by the Company in 2009.

In late 2008, Larry Eastland presented the Company’s Board of Directors with a list of expenses that, in the aggregate, exceeded $275,000. Mr. Eastland claimed that these expenses were incurred on behalf of the Company over two fiscal years by LEA Management LLC (“LEA”), a company Mr. Eastland owned and controlled. At that time, Mr. Eastland was the Chairman of the Board and the President and CEO of the Company. The Board considered the expenses submitted by Mr. Eastland and agreed to recognize a portion of such expenses by restating our financial statements contained in our annual report for the year ended December 31, 2007 and recording $146,914 of corporate spending in such financial statements. Furthermore, the Company recorded another $129,189 of corporate spending at December 31, 2008. During 2009, the 2008 quarterly financial statements were restated to reflect one-quarter ($32,297 of additional corporate spending per quarter) of these expenses in such financial statements. Partially offsetting these payables to LEA was a receivable from Mr. Eastland in the amount of $74,242, leaving the Company with a net payable to LEA at December 31, 2008 of $201,861. The Board requested the resignation of Mr. Eastland shortly thereafter. As of March 28, 2009, Mr. Eastland resigned as an officer and director of the Company.

In connection with Mr. Eastland’s resignation, Mr. Eastland and the Company entered into a separation agreement dated as of March 28, 2009. As part of this agreement, the Company and Mr. Eastland agreed that the LEA Expenses recorded by the Company would be forgiven by Mr. Eastland and LEA. The parties also agreed that LEA owed the Company $62,500 for services provided to LEA by the Company’s Park Staffing Services subsidiary. This amount was forgiven by the Company. When these two amounts were netted against each other, the result was a credit to Paid In Capital of $131,866 (the “LEA Related Expenses”) which was reflected in our financial reports for the first time in our Quarterly Report on Form 10-Q for the period ended March 31, 2009 (which we subsequently amended, as described below).

We amended and restated our Quarterly Report on Form 10-Q for the period ended March 31, 2009 by filing an “Amendment No. 1” to such report on September 9, 2009 and later an Amendment No. 2 to such report on March 5, 2010. The change in Amendment No. 1 and Amendment No. 2 increased our reported Net Loss for the period in our Consolidated Statement of Operations from $236,067 to $367,933. Total shareholders’ equity remained the same, however, the Paid In Capital account was increased by $131,866 and Retained Earnings were decreased by the same amount. In addition, the Company’s “Loss From Operations” for the period was then reported as $458,417, as compared with the Loss From Operations of $254,327 in the original report. This change was due to the reclassification and presentation of Restructuring Charges as an expense to Operations as opposed to Other Expenses. Amendment No. 2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009 was filed on March 5, 2010 to provide better disclosure regarding the restatement of the Company’s financial statements for that period. On March 30, 2010 we filed an Amendment to the Quarterly Report on Form 10-Q for the period ended June 28, 2009, also to provide better disclosure regarding the restatement of the Company’s financial statements.

Restatement of Financial Statements during the Year Ended December 31, 2008:

For the reasons described above relating to the separation of Mr. Eastland from the Company in March of 2009, the Company’s financial statements have been restated for the years ended 2007 and 2008 to include previously unrecorded expenses identified by Larry Eastland as described above. Earnings for fiscal 2007 were reduced by $146,914, or $0.00 per share, to reflect: (A) unrecorded expenses incurred at our former corporate office in Santa Monica, California and identified by Larry Eastland, as described above, and (B) a correction in the valuation of a Note received from the purchaser of the Idaho convenience center. The book value of the Note was reduced to the value of the Company’s common stock that secured it as a result of a re-assessment of its collectibility. Consequently, the book value of the Note was reduced from $300,000 to $24,000, a reduction of $276,000. The total impact of these corrections was a reduction in earnings of $422,914, or $0.01 per share for the year ended December 31, 2007. Net earnings were restated to a net loss of $121,923, or $0.00 per share from a profit of $300,991, or $0.01 per share. The impact of this restatement was less than $0.01 per share, however due to rounding it appears as $0.02 per share. As of December 31, 2008, the value of the Note was further written down to $3,000. In 2009, the 300,000 shares of common stock collateralizing the Note was returned to treasury.

Management believes that, as of the December 27, 2009, it has corrected the material weaknesses in its internal control over financial reporting that gave rise to the foregoing financial reporting restatements. See “ITEM 9A – CONTROLS AND PROCEDURES.”

Results of Operations Year Ended December 27, 2009 as Compared to Year Ended December 31, 2008

Net Sales

Total net sales for the year ended December 27, 2009 were $3,314,921, an increase of $208,000 in fiscal year 2009 as compared to net sales of $3,106,902 in 2008. The majority of the increase ($186,000) was generated at the Missouri Park as a result of having a full twelve months of revenue as compared with nine months last year because the Missouri Park was acquired in March of 2008. The revenue from the Missouri Park increased by $43,000 to $54,000 during the fourth quarter of 2009 as compared with the same period in 2008. The first quarter revenue at Missouri Park was $72,000 in 2009 versus $18,000 in the month we purchased it in March of 2008. Missouri Park revenues increased $132,000, or 31%, when we compared year over year sales from April 1 through year end. Revenue at the Georgia Park declined 14% during the last quarter as a result of unusually high levels of rain, particularly on weekends when much of the sales activity occurs during this time of the year. The Atlanta Georgia area’s rain fall was more than double that of 2008 during the fourth quarter of 2009. Attendance at the Georgia Park decreased 3% for the fiscal year. Our Missouri Park also suffered from bad winter weather which cut short the school spring break as they made up time for missed snow days.

The following table breaks down our continuing operations by subsidiary for 2009 versus 2008:

Twelve Months	Georgia Park		Missouri Park		Total
($ in 1,000's)	2009	2008	2009	2008*	2009	2008
Net Sales	$2,685	2,663	630	444	3,315	3,107
Cost of Sales	(401)	(347)	(117)	(80)	(518)	(427)
Gross Profit	$2,284	2,316	513	364	2,797	2,680
Gross Profit %	85%	87%	81%	82%	84%	86%
SG&A	(1,157)	(1,342)	(638)	(574)	(1,795)	(1,916)
Loss on disposal	(19)	6	(52)	0	(71)	6
Depr. & amortization	(206)	(198)	(117)	(63)	(323)	(261)
Operating Margin	$902	782	(294)	(273)	608	509
Corporate operating expenses					(930)	(1,100)
Profit (Loss) from operations					$(322)	(591)

The 2009 results for the Georgia Park were good despite the generally slower regional economy and the rainy fourth quarter of 2009. The Missouri Park’s attendance is growing and we expect this trend to continue into 2010. Our goal is for this park is to reach breakeven operations within the next two calendar years.

Cost of sales increased as a percentage of revenue at the Georgia Park as a result of higher costs to feed the animals in 2009. This the increase in feeding cost is attributable to having more animals at the Georgia Park combined with the impact of lower fourth quarter attendance because customers at the Park pay to feed the animals while driving through the Park. With reduced attendance in the fourth quarter of 2009, we were required to purchase more feed.

Expenses

Selling, general and administrative expenses (“SG&A”) decreased by $435,000 to $2.6 million in 2009 as compared to $3.0 million in 2008, primarily as a result of lower corporate spending. Corporate spending declined $313,000 in fiscal year 2009, reflecting the benefit of closing our former California corporate office ($232,000 decrease), lower executive payroll and benefits cost ($55,000 decrease), and other discretionary items such as postage and delivery (decreased $9,000) and investors relations (decreased $6,000) and web design (decreased $6,000).

Missouri Park spending increased by $64,000 in 2009 as a result of having twelve months of operations in 2009 versus just more than nine months in 2008 because the Missouri Park was acquired in March of 2008. Spending at the Georgia Park declined by $185,000 as compared with 2008 as a result of lower fuel costs, lower payroll and lower discretionary spending.

The Company incurred $157,895 in restructuring charges including severance expense of $124,246 in connection with the Company’s separation from its former Chairman, President and CEO and office lease termination expense and corporate office relocation expenses of $33,649 in connection with closing our former California office.

The Company reported a net loss on disposal of operating assets of $70,540 in 2009 as compared with a loss of $3,323 in 2008. The Company disposed of equipment and a building that was no longer worth maintaining, resulting in a $25,000 loss on disposal at the Georgia Park. The loss at the Missouri Park included a $34,000 loss from the demolition of a two-story house that no longer fit the future plans of the Missouri Park.

Depreciation and Amortization

Depreciation and amortization expenses were $322,705 for the year ended December 27, 2009 as compared to $266,694 for the year ended December 31, 2008. The increase was attributable in part to having twelve months of depreciation at our Missouri Park in 2009 versus nine months in 2008, as well as additional depreciation from fixed assets and improvements placed in service in 2008 and now receiving a full year of depreciation.

Discontinued Operations and Other Income (Expenses)

For fiscal year 2009, Other Income included $175,632 in proceeds from the sale of timber from unused areas of the Georgia Park. This amount was recorded in the first quarter of 2009. During 2009, the Missouri Park recorded a casualty loss $40,000 from the write off of a pavilion and a stage as well as two billboards which were destroyed by severe winds. These items were not covered under the Company’s property insurance policy.

Income from Discontinued Operations was $52,969 in 2009 as a result of collecting approximately $20,000 more from receivables than originally estimated and receiving $32,000 more in workers compensation refunds than originally recorded and projected at December 31, 2008. The Company conveyed its former temporary staffing business to Computer Contact Services, Inc. (“CSC”) as of January 1, 2009. As a result of this transaction, we recognized a loss of on Sale of Discontinued Operations of $616,080 as of December 31, 2008. This loss was reflected in our financial statements for the year ended December 31, 2008. The Company has no assets or liabilities recorded on its books as of December 27, 2009 related to its discontinued operation of Park Staffing Services. Discontinued operations resulted in a profit of $323,717 during 2008.

As stated above the Company entered into an agreement on December 30, 2008 to re-convey the assets of Parks Staffing Services back to its original owner which was effective as of January 1, 2009. The consideration paid by the Company to re-convey Parks Staffing Services was $616,080 less than our carrying value of the assets of Parks Staffing Services as of December 31, 2008, therefore goodwill and intangibles recorded on the Company’s books were reduced by this amount and reported as a Loss on the Sale of Discontinued Operations.

In 2008, the Company wrote off $96,079 of Property and Equipment to impaired asset expense for previously capitalized fees paid to appraisers, architects, attorneys, and surveyors contracted to develop expansion plans on 300 unused acres at the Georgia Park. The expansion plan was abandoned in 2008 after management was unsuccessful in gaining proper zoning for the expansion and the entire capitalized cost was written off. In addition, the Company wrote down the carrying value of securities in common stock that it received in exchange of services in 2007 to its year-end listed market value of $10,500, a write down of $114,500. Further, two different notes receivable were reduced to $3,000, a reduction of $111,600. The Treasure Bay note receivable for $90,600 was written off completely and the Idaho convenience sale note was reduced from its restated value of $24,000 at December 31, 2007 to $3,000 at December 31, 2008.

Other income includes $176,000 in proceeds from the sale of timber from unused areas of the Georgia Park which was recorded in the first quarter of 2009. During the third quarter of 2009, the Missouri Park recorded a casualty loss of $40,000 from the write-off of a pavilion and stage as well as two billboards which were destroyed by severe winds. These items were not covered under the Company’s property insurance.

Interest Expense

Interest expense increased by $73,000 to $336,000 in 2009 as a result of acquiring the Missouri Park in March 2008 and borrowing an additional $500,000 in 2008 for improvements at the Missouri Park. The Georgia Park’s interest expense decreased by $22,000 as compared to 2008 as a result of the lower average outstanding balances on its line of credit in 2009.

Net Loss and Loss Per Share

The Company reported a loss of $405,071 in 2009, or a loss of $0.01 per share, compared to a loss of $1,461,509, or a loss of $0.03 per share, in 2008.

Liquidity and Capital Resources

Management believes that cash generated by or available to the Company may not be sufficient to fund its capital and liquidity needs for the near-term. Our working capital is negative $2.4 million at December 27, 2009 as compared to negative $636,000 at year-end in 2008. The large increase is a result of our maturing mortgage note at the Georgia Park which had an outstanding balance of $2,059,286 as of December 27, 2009. The Company has been in discussions with the bank that holds this mortgage note and we believe this mortgage term will be extended. Excluding the impact of this mortgage note in the working capital calculation, the negative working capital would be $442,000 assuming the bank extends the mortgage note on the same terms as that of the maturing mortgage.

In December of 2009 the Company completed a private placement (the “Private Placement”) of 20,000,000 shares of the Company’s common stock (the “Shares”) at $0.01 per Share from two investors for total consideration of $200,000. Both investors were “accredited investors” as that term is defined by Regulation D (“Regulation D”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Private Placement was exempt from registration under the Securities Act pursuant to Regulation D. One of the investors was the Company’s Chairman and Chief Operating Officer. Proceeds from the Private Placement were used to meet projected cash flow requirements through the slow winter season.

The Company redeemed 300,000 shares of common stock under the terms of the Idaho Convenience sale and corresponding note receivable. The Company issued 300,000 shares of common stock to its directors for their service in 2008 and 2009. Each director received 25,000 shares per year for two years of service. In addition, the Company awarded a total of 1.5 million shares of common stock to two new officers of the Company during 2009. As a policy, shares issued for service to the Company are valued based on fair market price of shares on the date of issuance.

Total related to notes payable and lines of credit (including current maturities) at December 27, 2009 was $4.5 million versus $5.0 million at year end in 2008 as a result of transferring $393,000 of debt related to Park Staffing Services upon re-conveyance at January 1, 2009.

Unrestricted cash was $240,000 at year end. We borrowed $333,000 on our line of credit leaving us an available balance of $267,000. In December 2009, the Company added a third line of credit for $150,000 bringing our total available lines of credit to $600,000. Capital spending will be kept to a minimum during the next twelve months as strive to improve our financial condition.

At December 27, 2009, the Company had equity of $2.4 million and total debt of $4.1 million, leaving the Company with a debt to equity ratio was 1.74 to 1. The Company’s debt to equity ratio was 2.1 to 1 as of December 31, 2008.

Our principal source of income is from cash sales, which may not provide sufficient cash flow to fund operations and service our current debt. During the next twelve to twenty-four months, management will focus on improving the financial condition of the Company.

It is possible that cash generated by or available to Parks! America may not be sufficient to fund its capital and liquidity needs for the near-term. In addition, the report of our independent auditors on our audited financial statements for the twelve-month periods ended December 27, 2009 and December 31, 2008 indicates that there are factors that raise substantial doubt about our ability to continue as a going concern.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related notes are set forth at pages F-1 through F-25.

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

On July 28, 2008, the Company provided Madsen with a copy of the disclosures it is making in response to Item 4.01 on its Form 8-K filed with the SEC on July 28, 2008, and requested that Madsen furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of Madsen’s letter was filed on Amendment No. 1 to the Company’s Form 8-K which was filed with the SEC on August 1, 2008.

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

Stonefield did not issue a report on the Company’s financial statements for years ended December 31, 2008 or December 31, 2007. During the fiscal year ended December 31, 2008, and any subsequent period through April 16, 2009, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-K.

On April 16, 2009, the Company provided Stonefield with a copy of the disclosures it is making in response to Item 4.01 on its Form 8-K filed with the SEC on April 17, 2009, and requested that Stonefield furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements On April 8, 2009, the Company engaged Maddox Ungar Silberstein, PLLC (now known as Silberstein Ungar, PLLC) (“Silberstein”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2008. The change in the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on April 7, 2009.

During the year ended December 31, 2008 and any subsequent period through the date of this Report, the Company did not consult with Silberstein regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to (a)(1)(iv) of Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) they concluded that our disclosure controls and procedures were effective as of December 27, 2009, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

1.

recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and

2.

accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Overview

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

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

The Company has disclosed in prior reports that there were material weaknesses in both the design and effectiveness of our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our prior assessments we expressed our view that the material weaknesses related to (1) the absence of adequate staffing, proper role descriptions, inadequate training and poor communication between offices, (2) the lack of controls or ineffectively designed controls, (3) the failure in design and operating effectiveness of information technology controls over financial reporting, and (4) failures in operating control effectiveness identified during the testing of the internal control over financial reporting. Management has concluded that all material weaknesses have been corrected. Among the steps taken, the Board has implemented key management changes including changes in its President and Chief Executive Officer and its Chief Financial Officer. The Company closed its corporate office in Santa Monica, California, thereby consolidating its administration and bookkeeping in one location with greater oversight. The Audit Committee noted that all of the “unrecorded expenses” that caused the Company to re-state its fiscal 2007 and 2008 financial statements originated from the Santa Monica Office. In addition, the sale of Parks Staffing Services simplified internal bookkeeping. Finally, the Board re-established the Audit Committee in April of 2009. The Company is continuing to examine and strengthen its internal financial control and reporting.

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the fiscal year ended December 27,, 2009 we have initiated or intend to initiate a number of measures to strengthen Parks’ internal control over financial reporting. The Company’s Audit Committee has reviewed, among other things, steps taken by the Company to strengthen internal controls. The Audit Committee concluded that significant corrective measures have been effected that materially address the Company’s prior weakness. Among those steps, the Board has implemented key management changes including changes in its President and Chief Executive Officer and its Chief Financial Officer. The Company closed its corporate office in Santa Monica, California, thereby consolidating its administration and bookkeeping in one location with greater oversight. The Audit Committee noted that all of the “unrecorded expenses” that caused the Company to re-state its fiscal 2007 and 2008 financial statements originated from the Santa Monica Office. In addition, the sale of Parks Staffing Services simplified internal bookkeeping. Finally, the Board re-established the Audit Committee in April of 2009. The Company is continuing to examine and strengthen its internal financial control and reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Tristan R. Pico	63	CEO, Secretary and Director
Dale Van Voorhis	68	Chief Operating Officer and Director
Jon Laria	49	Chief Financial Officer and Director
Christopher Eastland	37	Director
Jim Meikle	68	Director
Jeff Lococo	53	Director

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

Jon Laria, CPA

Jon Laria was appointed Parks’ Chief Financial Officer and as a member of its Board of Directors during March 2009. Mr. Laria was Chief Financial Officer for twelve years at World Harvest, a global non-profit organization which operated ten different divisions and employed 350 staff. Mr. Laria was previously a senior manager at Ryder System, Inc. for eight years, a $6 billion transportation services and logistics company, were he was responsible for managing $3.7 billion in assets in North America for his last three years there. He also served as the head of several centralized accounting and analysis functions for three years and was also the Financial Reporting Manager for two years. Mr. Laria was an Audit Manager for Arthur Andersen in the Columbus, Ohio office. His clients at Arthur Andersen were primarily public companies.

Christopher Eastland

Christopher Eastland has been a Director of the Company since May 2006 and is a member of the Audit Committee. Christopher Eastland is currently a Partner of Seidler Equity Partners, a private equity investment firm based in Los Angeles, California. He is involved in all firm investment activities, including deal sourcing, transaction structuring and negotiating and monitoring of portfolio investments. Prior to joining Seidler Equity Partners in early 2004, Chris was a transactional attorney at the law firm O’Melveny & Myers LLP since 1999. His practice focused principally on mergers and acquisitions and private equity investment, as well as representation of public and private companies in commercial transactions. Chris received a B.S. in business administration and entrepreneurial studies from the University of Southern California and a J.D. from the University of Southern California. He is a member of the State Bar of California.

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

Jeff Lococo has been a Director of the Company since May 2006. In 2000, Mr. Lococo joined Great Wolf Resorts Inc. as General Manager of Great Wolf Lodge Sandusky, Ohio. In 2005, Mr. Lococo was appointed Corporate Vice President of Resort Operations for all Great Wolf Lodge Resorts. In this capacity, he was responsible for overseeing seven properties. Mr. Lococo has twenty five years of experience in the entertainment and hospitality industry.

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

Based on the Company’s review of the forms it has received on reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during the year ended December 27, 2009, no Section 16 Reports were filed late.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, all of whose total annual salary and bonus for the years ended December 27, 2009, December 31, 2008 and December 2007 exceeded $100,000.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Tristan Pico	2009	$61,250		$10,500					$71,750
President	2008
	2007			$2,000

Jim Meikle	2009	$120,000		$500					$120,500
President Wild Animal	2008	$110,833
Safari, Inc. and Wild	2007	$80,000		$2,000
Animal Inc., Director of the Company

Dale Van Voorhis	2009	$53,812		$250					$54,062
Chief Operating	2008	$68,667							$68,667
Officer	2007	$40,700							$40,700

Jon Laria	2009	$38,750		$5,250					$44,000
Chief Financial	2008
Officer	2007

FORMER OFFICERS Larry Eastland	2009	$127,503		--
President and Chief	2008	$153,833	--	--	--	--	--	--	--
Executive Officer (1)	2007	$120,000	--	$804,000 (2)	--	--	--	--	--

Richard Jackson (3)	2009	$45,000
Chief Financial	2008	$60,833
Officer	2007			$2,000

(1) Mr. Eastland resigned from the Company on March 28, 2009.

(2) Represents 5,025,000 shares of common stock valued at $0.16 per share.

(3) Mr. Jackson resigned as Director and as Chief Financial Officer on March 28, 2009.

OUTSTANDING EQUITY AWARDS

There were no outstanding equity awards requiring tabular disclosure under this item at December 27, 2009.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 27, 2009. The table below reflects shares issued to directors in 2009.

Name	Fees Earned or Paid in Cash	Stock Awards Shares/	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)		($)	($)
		0
Larry Eastland (1)	$127,503	--	--	--	--	--	$127,503

Richard Jackson (2)	$45,000		--	--	--	--	$45,000

Jane Klosterman (3)	--	25,000 shares $250	--	--	--	--	$250

Dale Van Voorhis (4) (5)	$53,812	25,000 shares $250	--	--	--	--	$54,062

Tristan Pico (5)	$61,250	1,050,000 shares $10,500	--	--	--		$71,750

Christopher Eastland (5)	--	50,000 $500	--	--	--	--	$500

James Miekle (5)	$120,000	50,000 shares $500	--	--	--	--	$120,500

Jon Laria	$38,750	525,000 shares $5,250					$44,000

Jeff Lococo (5)	--	50,000 shares $500	--	--	--	--	$500

(1) Mr. Eastland resigned as Chairman and Chief Executive Officer of the Company on March 28, 2009.

(2) Mr. Jackson resigned as a member of the board of directors and as Chief Financial Officer of the Company on March 28, 2009.

(3) Ms. Klosterman resigned as a member of the board of directors of the Company on March 28, 2009.

(4) Mr. Van Voorhis was appointed to the Company’s board of directors on March 13, 2009.

(5) The stock awards were for two years of service (2008 and 2009) and were awarded in 2009.

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

Each director was awarded an annual grant of 25,000 shares of our common stock for their service to the Company.

Employment Agreements

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

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of March 22, 2010. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. Unless otherwise indicated, the address of each beneficial owner is care of Parks! America, Inc., 1300 Oak Grove Road, Pine Mountain, GA 31822, unless otherwise set forth below that person's name.

Name of Beneficial Owner	Number of Shares Owned	Percent	Title
Tristan Pico	1,050,000	1.43%	CEO, Secretary and Director
Dale Van Voorhis	11,775,000	16.0%	COO and Director
Jon Laria	525,000	0.7%	CFO
James Meikle	1,825,000	2.6%	Director
Christopher Eastland	250,000	0.34%	Director
Jeffrey Lococo	50,000	0.006%	Director
Larry L. Eastland (1) 12679 Promontory Road Los Angeles, CA 90049	10,159,000	13.8%	Former Director and CEO and member of Eastland Group
Richard Jackson (2) JACKSON COLES, PLLC Certified Public Accountants 960 Broadway, Suite 415 Boise, ID 83706	75,000	0.1%	Former Director and CFO and member of Eastland Group
Jane Klosterman (3)	3,200,000	4.3%	Former Director
Charles and Ankla Kohnen	10,000,000	13.0%

(1) Mr. Eastland is the beneficial owner of 10,020,000 shares through EDLA Family Limited Partnership, of which he is the general partner and a control person. Mr. Eastland resigned as Chairman of the Board of Parks! and as CEO on March 28, 2009.

(2) Mr. Jackson resigned as Director and as Chief Financial Officer on March 28, 2009.

(3) Ms. Klosterman resigned as Director on March 28, 2009.

(4) Based upon 73,631,657 shares of common stock issued and outstanding as of March 22, 2010 except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership with respect to the number of shares of our common stock actually outstanding at March 22, 2010.

(4) Based upon 73,631,657 shares of common stock issued and outstanding as of March 22, 2010, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof, are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

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

On December 21, 2009, Dale Van Voorhis, the Company’s Chairman of the Board and Chief Operating Officer purchased 10 million common shares of the Company at a price of $0.01 per share for total consideration of $100,000. Independent members of the Board of Directors approved the sale of shares to Mr. Van Voorhis and determined that the price was fair to the Company and reflected the fair market value of the shares at the time. An independent third party also purchased 10 million shares at the same time for the same price. The private placement was exempt from registration under the Securities Act of 1933 pursuant to an exemption afforded by Regulation D promulgated under such Act.

Director Independence

Of the members of the Company’s board of directors, Chris Eastland and Jeff Lococo are considered to be independent under the listing standards of the Rules of Nasdaq set forth in the Nasdaq Manual.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent registered public accounting firms for the audit and quarterly reviews of our financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 27, 2009 and December 31, 2008, were approximately $52,500 and $71,000, respectively.

Tax Fees

The aggregate fees billed by our independent registered public accounting firms for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 27, 2009 and December 31, 2008, were approximately $0 and $0, respectively.

All Other Fees

No other fees were billed by our independent registered public accounting firms for the fiscal years ended December 27, 2009 and December 31, 2008.

Audit Committee Pre-Approval Policies and Procedures

The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor's independence.

ITEM 15. EXHIBITS

3.1

Articles of Incorporation of Great American Family Parks, Inc. dated July 17, 2002 (incorporated reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.2

Amended Articles of Incorporation of Great American Family Parks, Inc. dated January 26, 2004 (incorporated reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.3

Bylaws of Great American Family Parks, Inc. dated January 30, 2004 (incorporated by reference t to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.4

Great American Family Parks 2005 Stock Option Plan dated February 1, 2005 (incorporated reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

21.1

Subsidiaries of the Registrant

23.1

Consent of Silberstein Ungar, PLLC Independent Auditors dated March 26, 2010.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of March 30, 2010 by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

By: /s/ Tristan R. Pico

Tristan R. Pico

Chief Executive Officer and Director

(Principal Executive Officer)

KNOWN BY ALL MEN THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tristan R. Pico his attorney-in-fact and agent with full power of substitution and re-substitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Tristan R. Pico	Chief Executive Officer and Director	March 30, 20010
Tristan R. Pico	(Principal Executive Officer and Principal Financial Officer)

By: /s/ Dale Van Voorhis
Dale Van Voorhis	Chief Operating Officer and Director	March 30, 2010

By:
Christopher Eastland	Director

By: /s/ Jeffrey Lococo
Jeffrey Lococo	Director	March 30, 2010

By /s James Miekle
James Miekle	Director	March 30, 2010

By /s/ Jon Laria
Jon Laria	Chief Financial Officer and Director	March 30, 2010

ITEM 8. FINANCIAL STATEMENTS

Our Financial Statements and related notes are set forth at pages F-1 through F-25.

PARKS! AMERICA, INC and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 27, 2009

PARKS! AMERICA, INC and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

__________

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Parks! America, Inc.

Pine Mountain, Georgia

We have audited the accompanying consolidated balance sheets of Parks! America, Inc. and Subsidiaries as of December 27, 2009 and December 31, 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parks! America, Inc. and Subsidiaries as of December 27, 2009 and December 31, 2008 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 22, 2010

PARKS! AMERICA, INC and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

At December 27, 2009 and December 31, 2008

ASSETS	December 27, 2009	December 31, 2008
Current Assets
Cash – unrestricted	$239,969	$72,814
Cash – restricted	38,841	38,812
Stock (at market value)	0	10,500
Inventory	97,967	133,492
Prepaid expenses	77,927	100,563
Discontinued operations current assets	0	876,169
Total Current Assets	454,704	1,232,350
Property and Equipment, net
(includes discontinued P&E of $0 and $35,135, respectively)	6,742,965	7,128,412
Other Assets
Intangible assets, net	9,943	18,690
Note receivable	0	3,000
Deposits	3,500	10,683
Discontinued operations other assets	0	446,667
Total Other Assets	13,443	479,040
TOTAL ASSETS	$7,211,112	$8,839,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$212,748	$10,114
Accrued expenses	164,471	359,638
Note payable – related party	0	201,861
Notes payable – lines of credit	333,000	321,000
Current maturities of long – term debt	2,175,072	173,906
Discontinued operations current liabilities	0	801,640
Total Current Liabilities	2,885,291	1,868,159
Long-term Debt
Long – term obligations (includes discontinued operations debt of $0 and $393,015)	1,953,295	4,541,162
TOTAL LIABILITIES	4,838,586	6,409,321
STOCKHOLDERS’ EQUITY
Common stock; 300,000,000 shares authorized, at $.001 par value; 73,606,537 and 52,106,537 shares issued and outstanding, respectively	73,606	52,106
Capital in excess of par	4,789,506	4,460,890
Treasury stock	(3,250)	(250)
Accumulated deficit	(2,487,336)	(2,082,265)
TOTAL STOCKHOLDERS’ EQUITY	2,372,526	2,430,481
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,211,112	$8,839,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 27, 2009 AND DECEMBER 31, 2008

	December 27, 2009	December 31, 2008
NET SALES	$3,314,921	$3,106,902
COST OF SALES	518,190	426,490
GROSS PROFIT	2,796,731	2,680,412
OPERATING EXPENSES
Selling, general and administration	2,567,068	3,002,012
Restructuring charges	157,895	0
Depreciation & amortization	322,705	266,694
(Gain) loss on disposal of operating assets	70,540	3,323
Total Operating Expenses	3,118,208	3,272,029
INCOME (LOSS) FROM OPERATIONS	(321,477)	(591,617)
OTHER INCOME (EXPENSES)
Impairment of assets	0	(96,079)
Devaluation of notes receivable	0	(111,600)
Change in market value of equities	0	(114,500)
Other income and (expenses)	(4,852)	7,830
Other income	69,496	0
Interest expense	(336,426)	(263,180)
Gain on timber sale	175,632	0
Casualty Loss on assets	(40,413)	0
Total Other Income (Expenses)	(136,563)	(577,529)
NET LOSS BEFORE INCOME TAXES	(458,040)	(1,169,146)
PROVISION FOR TAXES	0	0
LOSS FROM CONTINUING OPERATIONS	(458,040)	(1,169,146)
INCOME FROM DISCONTINUED OPERATIONS	52,969	323,717
LOSS ON SALE OF DISCONTINUED OPERATIONS	0	(616,080)
NET LOSS	$(405,071)	$(1,461,509)
WEIGHTED OUTSTANDING SHARES (in 000's)	53,451	52,106
NET LOSS PER SHARE	$(0.01)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

As of December 27, 2009

	Common Stock		Additional paid-in	Treasury	Deficit Accumulated during the development
	Shares	Amount	capital	Stock	stage	Total

Balance, December 31, 2007	51,886,537	$51,886	$4,443,510	$ -	$ (620,753)	$3,874,643

Issuance of common stock to directors and officers	220,000	220	17,380	-	-	17,600

Treasury stock returned				(250)		(250)

Net Loss for the Year Ended December 31, 2008	-	-	-	-	(1,461,512)	(1,461,512)

Balance, December 31, 2008	52,106,537	52,106	4,460,890	(250)	(2,082,265)	2,430,481

Shares outstanding correction	(25,000)	(25)	25	-	-	0

Issuance of common stock to directors and officers	1,825,000	1,825	16,425	0	0	18,250

Increase in contributed capital for shareholder debt forgiveness			131,866			131,866

Treasury stock returned	(300,000)	(300)	300	(3,000)		(3,000)

Issuance of common shares	20,000,000	20,000	180,000			200,000

Net Loss for the Year Ended December 27, 2009	-	-	-	-	(405,071)	(405,071)

Balance, December 27, 2009	73,606,537	$73,606	$4,789,506	$(3,250)	$(2,487,336)	$2,372,526

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 27, 2009 and December 31, 2008

	December 27, 2009	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(405,071)	$(1,461,512)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense & amortization	322,705	260,778
Forgiven indebtedness note payable - related party	(201,861)	-
Decrease in contributed capital for shareholder receivable write-off	(62,500)	-
Increase contributed capital for shareholder debt forgiveness	194,366	-
Share based compensation	18,250	17,350
Impaired asset write-downs	0	96,079
Casualty loss due to storm	40,413	-
(Gain)/Loss on the disposal of assets	70,540	3,323
Loss on disposal of short term securities	10,500	114,500
Changes in Assets and Liabilities
(Increase) decrease in prepaid expenses and taxes	22,636	(18,674)
(Increase) decrease in inventory	35,525	(41,030)
Decrease in deposits	7,183	0
Increase in accrued expenses and A/P	340,467	257,807
Net Cash From (Used In) Operating Activities	393,153	(771,379)
Cash Flows from Investing Activities:
Acquisition of property and equipment	(81,859)	(655,436)
Purchase Wild Animal, Inc.	0	(250,000)
Changes in notes receivable	0	111,600
Capitalization of loan fees	0	(6,200)
(Increase) decrease in restricted cash	(29)	(38,812)
Proceeds from disposal of assets	7,260	0
Net Cash (Used In) Investing Activities	(74,628)	(838,848)
Cash Flows from Financing Activities:
Increase in note payable – related party	0	140,939
Proceeds from note payable and lines of credit	0	522,000
Proceeds (payments) on lines of credit	(321,000)	291,000
Payments on note payable	(193,686)	(136,496)
Issuance of common stock	200,000	0
Net Cash Provided (Used In) Financing Activities	(314,686)	817,443
Cash Flows From Discontinued Operations	163,316	486,988
Net Increase (decrease) in Cash	167,155	(305,796)
Cash at beginning of period	72,814	378,610
Cash at end of period	$239,969	$2,814
Supplemental Cash Flow Information:
Cash paid for interest	$332,055	$291,591
Cash paid for income taxes	$0	$0
Supplemental Disclosure of Non-Cash Activities:
Non-cash investments in property and equipment through financing arrangements	$0	$1,750,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 27, 2009 and December 31, 2008

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

The Company owns and operates through wholly-owned subsidiaries two regional theme parks and is in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. Our wholly-owned subsidiaries are Wild Animal, Inc., a Missouri corporation (“Wild Animal - Missouri”) and Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”). Wild Animal -Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal - Missouri owns and operates the Wild Animal Safari theme park located in Stafford, Missouri (the “Missouri Park”).

For more information regarding the acquisition of Park Staffing Services LLC (formerly known as tempServe LLC) and its subsequent re-conveyance of Park Staffing Services LLC (formerly known as tempServe LLC) see note 7. For financial reporting purposes, Parks Services is presented as a discontinued operation. The parks are open year round but experience increased seasonal attendance April through August.

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

On June 13, 2005, the Company acquired the Georgia Park.

On September 30, 2007, the Company acquired assets from tempServe LLC outlined in note 7.

On March 6, 2008, the Company acquired assets for a Missouri Park outlined in note 8.

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

Advance from Factor: The Company used a factor for cash flow and receivables administration purposes for its Park Staffing business. The factor is an entity owned by the shareholders of Computer Contract Service, Inc. (CCS), an entity from which, the Company acquired the assets of tempSERV (See Note 7). Under the factoring agreement, the factor purchases certain trade accounts receivable and assumes minimal credit risks with respect to such accounts for a factoring charge negotiated as a percentage of the invoice amount assigned. The Company may also obtain advances against the receivables assigned. The Company is contingently liable to the factor for merchandise disputes, customer claims, and the like, on receivables sold to the factor. The factor holds a security interest in certain receivables. Accordingly, the Company has presented its accounts receivables related to the Park Staffing business in the discontinued current assets at net realizable value at December 31, 2008 and presented its borrowings from the factors in its discontinued operations current liability. As of December 27, 2009, the Company has collected its accounts receivables and paid back the all advances. There are no amounts owed to the factor at December 27, 2009.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight line method over the estimated useful lives of the assets, which range from five to thirty nine years. A summary is included below.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	December 27, 2009	December 31, 2008
Land	$2,507,180	$2,505,180
Buildings	2,876,045	2,906,466
Facilities and Improvements	634,153	688,720
Furniture & Fixtures & Equipment	97,033	105,484
Ground Improvements	749,945	749,945
Park animals	580,140	584,168
Rides & entertainment	40,000	40,000
Vehicles	171,534	157,772
Sub-total	7,656,030	7,737,735
Accumulated Depreciation	(913,065)	(644,458)
Total Assets from Continuing Operations	6,742,965	7,093,277
Net Assets from Discontinued Operations	0	35,135
Total Net Assets	$6,742,965	$7,128,412

Inventory: Inventory consists of park supplies, and is stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly.

Goodwill: Goodwill was initially recorded as the excess of the purchase price over the fair value of the net assets acquired. Goodwill is not amortized. We are required to evaluate goodwill for impairment on at least an annual basis, or sooner if required to do so. The Company had no goodwill on its books for either period presented.

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

Stock Based Compensation: Prior to January 1, 2006 the company accounted for stock based compensation under recognition and measurement principles of SFAS No. 123 (ASC 718) and as permitted under APB Opinion No. 25, and related interpretations. Effective January 1, 2006 the company adopted FAS 123R (ASC 718) using the modified prospective method which recognizes compensation costs on a straight-line basis over the requisite service period of the SFAS No. 123R (ASC 718) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as cash inflows from financing activities and cash outflows from operating activities. The company also applies SFAS No. 123R (ASC 718) and EITF No. 96-18 stock based compensation to non-employees. No activity has occurred in relation to stock options during the period ended March 31, 2009. Stan Harper returned 5,000,000 stock warrants of the Company as part of the reconveyance of Park Staffing back to him. The Company awards shares to its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended. The Company recognizes the expense based on the fair market value at time of the grant. Directors are granted 25,000 shares a year for each year of service.

The Board authorized and awarded 1,000,000 shares of stock to Randy Pico, Chief Executive Officer, and 500,000 shares to Jon Laria, Chief Financial Officer, as incentives for them joining the Company in 2009.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainties – The accompanying financial statements have been prepared on a going concern basis. The ability of the Company to continue as a going concern during the next twelve months depends on the ability of the Company to generate revenues from operations, to maintain its existing sources of capital and to obtain extensions on existing debt maturities or obtain new sources of financing sufficient to sustain operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Other Recent Accounting Pronouncements: In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP.

SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

3. NOTES RECEIVABLE – OTHER ASSETS

On Oct. 31, 2006 the company received a note receivable from Idaho Center Chevron in the amount of $300,000 in connection with the sale of real estate associated with a convenience store formerly owned by the Company. Subsequent to the issuance of the note, management valued as the same at security interest value. By its terms, the face amount of the note is tied to the value of Parks America shares that collateralize the note. Consequently, the note was valued at $3,000 on December 31, 2008. The note was cancelled and the 300,000 shares of stock that collateralized the note were retired as Treasury shares. The Company recorded the transaction as Treasury Stock for $3,000 and reduced its outstanding shares by 300,000 as of December 27, 2009.

4. LONG-TERM DEBT

	December 27, 2009	December 31, 2008
The Commercial Bank and Trust of Troup County loan will be repaid in monthly installments based on a twenty year amortization schedule. The interest rate on the loan is 7.75% for the first five years. The loan is currently being renegotiated and the initial five years matures on November 17, 2010. The Company has recorded the entire balance as current but it believes that the bank will extend the loan. The loan is secured by a first priority security agreement and a first priority security deed on the Wild Animal Safari theme park assets. The current loan requires a monthly payment of $19,250.	$2,059,286	$2,128,371

In addition, on November 17, 2005, the Company’s wholly-owned subsidiary, Wild Animal Safari, Inc. obtained a line of credit loan from Commercial Bank & Trust Company of Troup County (CB&T) for working capital purposes in the principal amount of $201,010. This line of credit loan is renewable annually, subject to the satisfactory performance by Wild Animal Safari theme park assets. The line of credit was was drawn down to $190,000 as of December 27, 2009. It was drawn down to $195,000 as of December 31, 2008. The Company entered into a second line of credit with CB&T for $250,000 on March 7, 2009 and the line of credit was drawn down to $143,000 as of December 27, 2009. All advances are recorded as current liabilities.

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

	1,723,625	1,739,145
On March 5, 2008 the Company obtained a loan from Commercial Bank & Trust in the amount of $500,000 to improve and upgrade facilities of the Wild Animal theme park in Missouri. The bears interest at a rate of 7.25% and is payable in 60 monthly payments of $9,986. In addition an existing line of credit was extended for $250,000 until March 7, 2011 on a variable rate with the initial rate being 6%. At December 27, 2009 no amounts were borrowed on this line. At December 31, 2008, the line was drawn down to $126,000 leaving $124,000 available.	345,456	435,777

Total Debt	4,128,367	4,322,053
Less current portion of long-term debt	(2,175,072)	(173,906)
Long-term Debt	$1,953,295	$4,148,147

At December 27, 2009 the scheduled future principal maturities for all notes are as follows:

Period ending:
2010	$2,175,072
2011	123,623
2012	133,036
2013	1,696,636
Thereafter	0
Total Debt	4,128,367
Less: current portion	(2,175,072)
Long-term portion	$1,953,295

	December 27, 2009	December 31, 2008
On September 30, 2007, Park Staffing Services, LLC (Subsidiary) issued a note payable to Computer Contract Services, Inc. in the amount of $562,500 for debt incurred in the purchase of the Park Staffing Services temp agency. The note required interest at a rate of 6% and 36 monthly payments of $17,290 beginning January 1, 2008. This loan was re-conveyed on January 1, 2009.	$-	$393,015

5. STOCKHOLDERS’ EQUITY

On September 27, 2004, the Company issued 2,984,400 common shares, and 2,059,200 share purchase warrant pursuant to a purchase agreement dated June 10, 2004. Each share purchase warrant included the right to purchase an additional common share at $0.30 per share at any time within five years, which expired in 2009. Since the warrants and shares were both equity classified, no separate valuation of the warrants were performed.

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

In December 2009 the Company completed a private placement (the “Private Placement”) of 20,000,000 shares of the Company’s common stock (the “Shares”) at $0.01 per Share from two investors for total consideration of $200,000. Both investors were “accredited investors” as that term is defined under Regulation D (“Regulation D”) of the Securities Act of 1933, as amended (the “Securities Act”). The Private Placement was exempt from registration under the Securities Act pursuant to Regulation D. One of the investors was the Company’s Chairman and Chief Operating Officer.

Proceeds from the Private Placement were used to meet projected cash flow requirements through the slow season winter season. In addition, as mentioned in Note 3, the Company redeemed 300,000 of its stock and it issued 325,000 new shares to its directors for their service in 2008 and 2009. Each director received 25,000 shares per year of service.

As policy, capital stock shares issued for service to the Company are valued based on market price on the date of issuance.

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer, directors and their controlled entities own approximately 21% of the outstanding common stock of the Company. As of December 31, 2008, the Company owed LEA Management Company (“LEA Management”), which is controlled by Larry Eastland, the Company’s former Chief Executive Officer and Chairman of the Board, $201,861 pursuant to a demand promissory note. Park Staffing Services provided LEA Management services during 2008 and have accounts receivable of $62,520 as of December 31, 2008 (see Note 7). At March 31, 2009, all amounts were forgiven by the Company and Larry Eastland and the net amount at the time of separation of $131,866 was recorded as additional paid in capital by the Company.

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

7. DISCONTINUED OPERATIONS AND RECONVEYANCE OF TEMPSERVE ASSETS, NOW RENAMED PARK STAFFING SERVICES, LLC (CONTINUED)

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

The economic downturn at year end caused major clients of Park Staffing to cancel business at year end. Change in regulation of workman’s compensation insurance further impaired the viability of the segment. As a result, on December 30, 2008, an agreement was executed that re-conveyed this segment to CCS, the original owner, effective January 1, 2009, in exchange for $50,000 cash, 5,000,000 warrants of the Company’s common stock and the outstanding debt balance owing CCS of $393,015. The Company recorded a Loss on Sale of Discontinued Operations of $616,080 at December 31, 2008 to reflect this purchase price. The loss was calculated as follows:

7. DISCONTINUED OPERATIONS AND RECONVEYANCE OF TEMPSERVE ASSETS, NOW RENAMED PARK STAFFING SERVICES, LLC (CONTINUED)

Calculation: Loss from Sale of Park Staffing	As of December 31, 2008
Cancellation of debt owed at December 31, 2008	$$393,015
Cash payment	50,000
Return of warrants	0
Consideration Received	443,015
Less: Assets Disposed:
Goodwill	671,000
Customer list, net value	307,125
Covenant not to compete, net value	45,835
Furniture & Fixtures, net value	35,135
Net Book Value of Assets Disposed	1,059,095

Loss from sale of Park Staffing	$(616,080)

The business is treated as a discontinued segment of the Company in its financial statements. Park Staffing Services’ remaining net assets and liabilities were liquidated in 2009 for $52,969 more than estimated at December 31, 2008. This favorable outcome was primarily related to greater realization of accounts receivable than estimated at December 31, 2008 and a higher than expected workers compensation refund. The amounts were reported as Income from Discontinued Operations at December 27, 2009.

8. ASSET PURCHASE OF LAND AND PROPERTY, NOW NAMED WILD ANIMAL, INC.

On March 5, 2008 the Company entered into an Asset Purchase Agreement with Oak Oak, Inc. to acquire real property and certain assets formally leased and operated by Animal Paradise, LLC for $2 million. (The facilities were renamed Wild Animal, Inc. and the subsidiary was incorporated under Missouri law).

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

On March 28, 2009, the Company appointed Jon Laria, CPA as Chief Financial Officer and Mr. Laria was appointed to the Board of Directors on June 13, 2009.

On March 31, 2009, the Company closed its corporate office in Santa Monica California and moved its corporate office to its Georgia’s theme park location at 1300 Oak Grove Road, Pine Mountain, GA 31822.

The Company’s 2009 operating results were reduced by $157,895 reflecting severance of $124,246 and office lease termination expense and corporate office relocation expenses of $33,649.

12. COMMITMENTS AND CONTINGENCIES

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

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company responded by commencing a lawsuit in the Nevada District Court in Clark County, Nevada seeking to enjoin the Consent Solicitation Statement on the grounds that: (i) the expansion of the size of the board of directors called for in the Consent Solicitation Statement violated the Company’s Articles of Incorporation, (ii) the Company’s By-Laws require that directors be elected at an annual meeting of shareholders and (iii) Larry L. Eastland violated his Severance Agreement with the Company by not turning over material corporate records in his possession and was wrongfully using such records to conduct the consent solicitation. On September 25, 2009, the Court issued a Temporary Restraining Order enjoining any actions in furtherance of the Consent Solicitation Statement and restraining the group that filed it from making any further filings with the SEC. On October 23, 2009, the group led by Larry L. Eastland and the Company stipulated to an Order extending such Temporary Restraining Order until December 16, 2009. As of March 19, 2010, the Order remains in effect.

13. OPERATIONS BY SEGMENT

Year ended December 27, 2009	Theme Parks	Corporate & Unallocated	Intercompany Adjustments	Total Continuing Operations	Park Staffing Discontinued Operations	Total Consolidated
Net revenue	$ 3,314,921	$ -	$ -	$ 3,314,921	$ -	$ 3,314,921
Income from operations	617,220	(930,088)	-	(312,868)	52,969	(259,899)
Income (loss) before income taxes	(153,100)	(304,940)	-	(458,040)	52,969	(405,071)

Year ended December 31, 2008	Theme Parks	Corporate & Unallocated	Intercompany Adjustments	Total Continuing Operations	Park Staffing Discontinued Operations	Total Consolidated
Net revenue	$ 3,106,902	$ -	$ -	$ 3,106,902	$ 9,007,027	$ 12,113,929
Income from operations	499,424	(1,091,041)	-	(591,617)	366,262	(225,355)
Income (loss) before income taxes	(384,164)	(618,106)	(16,875)	(1,019,145)	(442,367)	(1,461,512)

Assets	December 27, 2009	December 31, 2008
Theme Parks	$4,202,987	$4,620,741
Corporate and unallocated	3,008,125	3,356,025
Assets from Continuing Operations	7,212,112	7,976,766
Park Staffing – Discontinued Operations	0	863,036
Total assets	$7,212,112	$8,839,802

14. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 27, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.