Form 10-Q
period 2010-03-28
PARKS AMERICA, INC
filed 2010-05-12
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

(Mark One)

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      .Yes  X . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

As of May 10, 2010, the issuer had 73,606,537 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2010

PARKS! AMERICA, INC. and SUBSIDIARIES

TABLE OF CONTENTS

__________

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

At March 28, 2010 (Unaudited) and December 27, 2009 (Audited)

ASSETS	March 28, 2010 (Unaudited)	December 27, 2009 (Audited)
Current Assets
Cash – unrestricted	$66,346	$239,969
Cash – restricted	0	38,841
Accounts receivable	1,034	0
Inventory	106,361	97,967
Prepaid expenses	47,468	77,927
Total Current Assets	221,209	454,704

Property and Equipment, net	6,679,299	6,742,965
Other Assets
Intangible assets, net	8,182	9,943
Deposits	3,500	3,500
Total Other Assets	11,682	13,443
TOTAL ASSETS	$6,912,190	$7,211,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$169,979	$212,748
Accrued expenses	142,187	164,471
Notes payable – lines of credit	448,000	333,000
Current maturities of long – term debt	2,159,250	2,175,072
Total Current Liabilities	2,919,416	2,885,291
Long-Term Debt
Long – term obligations	1,922,315	1,953,295
TOTAL LIABILITIES	4,841,731	4,838,586

STOCKHOLDERS’ EQUITY
Common stock; 300,000,000 shares authorized, at $.001 par value; 73,606,537 and 73,606,537 shares issued and outstanding, respectively	73,606	73,606
Capital in excess of par	4,789,506	4,789,506
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(2,789,403)	(2,487,336)
TOTAL STOCKHOLDERS’ EQUITY	2,070,459	2,372,526
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,912,190	$7,211,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 28, 2010 and March 31, 2009

	March 28, 2010 (Unaudited)	March 31 2009 (Unaudited)
NET SALES	$368,282	$438,090
COST OF SALES	81,529	86,182
GROSS PROFIT	286,753	351,908
OPERATING EXPENSES
Selling, general and administrative	437,038	523,770
Restructuring charges	0	204,090
Depreciation & amortization	78,114	82,465
TOTAL OPERATING EXPENSES	515,152	810,325

LOSS FROM OPERATIONS	(228,399)	(458,417)

OTHER INCOME (EXPENSES)

Other (expenses)	(1,684)	(2,661)
Other income	9,277	4,433
Interest expense	(81,261)	(88,025)
Gain on timber sale	0	176,737
TOTAL OTHER INCOME (EXPENSES)	(73,668)	90,484

NET LOSS BEFORE INCOME TAXES	(302,067)	(367,933)

PROVISION FOR INCOME TAXES	0	0

NET PROFIT (LOSS)	$(302,067)	$(367,933)

WEIGHTED OUTSTANDING SHARES (in 000's)	73,631	52,106

NET LOSS PER SHARE	$(0.00)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

As of March 28, 2010

	Common Stock		Additional Paid	Treasury	Accumulated
	Shares	Amount	in Capital	Stock	Deficit	Total
Balance, December 31, 2008	52,106,537	$ 52,106	$ 4,460,890	$ (250)	$ (2,082,265)	$ 2,430,481

Shares outstanding correction	(25,000)	(25)	25	-	-	-

Issuance of common stock to directors and officers	1,825,000	1,825	16,425	-	-	18,250

Increase in contributed capital for shareholder debt forgiveness	-	-	131,866	-	-	131,866

Treasury stock returned	(300,000)	(300)	300	(3,000)	-	(3,000)

Issuance of common shares	20,000,000	20,000	180,000	-	-	200,000

Net Loss for the Year Ended December 27, 2009	-	-	-	-	(405,071)	(405,071)

Balance, December 27, 2009	73,606,537	73,606	4,789,506	(3,250)	(2,487,336)	2,372,526

Net Loss for the Period Ended March 28, 2010	-	-	-	-	(302,067)	(302,067)

Balance, March 28, 2010	73,606,537	$ 73,606	$ 4,789,506	$ (3,250)	$ (2,789,403)	$ 2,070,459

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 28, 2010 and March 31, 2009

	March 28, 2010 (Unaudited)	March 31, 2009 (Unaudited)
Cash Flows from Operating Activities:
Net loss for the period	$(302,067)	$(367,933)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense and amortization	78,114	82,465
Forgiven indebtedness - notes payable - related party	-	(201,861)
Decrease in contributed capital for shareholder receivable write off	-	(62,500)
Increase in contributed capital for shareholder debt forgiveness	-	194,366
Changes in Assets and Liabilities
Decrease in prepaid expenses	30,459	14,423
(Increase) in inventory and accounts receivable	(9,428)	(6,500)
Decrease in short-term securities mark to market	-	10,500
Increase (decrease) in accrued expenses	(22,284)	38,567
Increase (decrease) in accounts payable	(42,769)	217,834
Net Cash Used In Operating Activities	(267,975)	(80,639)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(12,687)	(15,666)
Decrease in restricted cash	38,841	182
Net Cash Provided By (Used In) Investing Activities	26,154	(15,484)

Cash Flows from Financing Activities:
Increase in note payable – related party	-	-
Proceeds from note payable and lines of credit	115,000	72,901
Payments on note payable and lines of credit	(46,802)	(38,506)
Net Cash Provided By Financing Activities	68,198	34,395

Cash Flows From Discontinued Operations	-	62,508

Net Increase (Decrease) in Cash	(173,623)	780
Cash at beginning of period	239,969	72,814
Cash at end of period	$66,346	$73,594

Supplemental Cash Flow Information:
Cash paid for interest	$81,643	$80,701
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2010

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

Through our wholly-owned subsidiaries, we own and operate two regional theme parks and are in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. Our wholly-owned subsidiaries are Wild Animal, Inc., a Missouri corporation (“Wild Animal - Missouri”) and Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”). Wild Animal - Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal - Missouri owns and operates the Wild Animal Safari theme park located in Stafford, Missouri (the “Missouri Park”).

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 27, 2009. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2010

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Principles of Consolidation: The accompanying consolidation financial statements include the accounts of the Company and its subsidiaries, Wild Animal-Georgia and Wild Animal-Missouri. All material inter-company accounts and transactions have been eliminated in consolidation.

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

	March 28, 2010	December 27, 2009
Land	$2,507,180	$2,507,180
Buildings	2,876,046	2,876,045
Facilities and Improvements	638,175	634,153
Furniture & Fixtures & Equipment	100,648	97,033
Ground Improvements	750,991	749,945
Park animals	584,140	580,140
Rides & entertainment	40,000	40,000
Vehicles	171,535	171,534
Sub-total	7,668,715	7,656,030
Accumulated Depreciation	(989,416)	(913,065)
Total Net Assets	$6,679,299	$6,742,965

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2010

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments: The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short-term maturities. Securities that are publicly traded are valued at their fair market value based as of the balance sheet date presented.

Stock Based Compensation: Prior to January 1, 2006 the company accounted for stock based compensation under recognition and measurement principles of SFAS No. 123 (ASC 718) and as permitted under APB Opinion No. 25, and related interpretations. Effective January 1, 2006 the company adopted FAS 123R (ASC 718) using the modified prospective method which recognizes compensation costs on a straight-line basis over the requisite service period of the SFAS No. 123R (ASC 718) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as cash inflows from financing activities and cash outflows from operating activities. The company also applies SFAS No. 123R (ASC 718) and EITF No. 96-18 stock based compensation to non-employees. No activity has occurred in relation to stock options during the period ended March 28, 2010.. The Company awards shares to its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended. The Company recognizes the expense based on the fair market value at time of the grant. Directors are granted 25,000 shares a year for each year of service.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2010

3. NOTES RECEIVABLE – OTHER ASSETS

On Oct. 31, 2006 Parks received a note (the “Note”) receivable from Idaho Center Chevron in the amount of $300,000 in connection with the sale of real estate associated with a convenience store formerly owned by the Company. The Note has a term of five years and bears interest at a rate of 8% per annum. Subsequent to the issuance of the Note, management valued as the same at security interest value. By its terms, the face amount of the Note is tied to the value of Parks America shares that collateralize the note. The note was cancelled and the 300,000 shares of stock that collateralized the note were retired as Treasury shares. The Company recorded the transaction as Treasury Stock for $3,000 and reduced its outstanding shares by 300,000 as of December 27, 2009.

4. LONG-TERM DEBT

	March 28, 2010	December 27, 2009
The Commercial Bank and Trust of Troup County loan will be repaid in monthly installments based on a twenty year amortization schedule. The interest rate on the loan is 7.75% for the first five years. The loan is currently being renegotiated and the initial five years matures on November 17, 2010. The Company has recorded the entire balance as current but it believes that the bank will extend the loan. The loan is secured by a first priority security agreement and a first priority security deed on the Georgia Park assets. The current loan requires a monthly payment of $19,250.	$2,041,327	$2,059,286

In addition, on November 17, 2005, the Company’s wholly-owned subsidiary, Wild Animal–Georgia, obtained a line of credit loan from Commercial Bank & Trust Company of Troup County (CB&T) for working capital purposes in the principal amount of $200,000. This line of credit loan is renewable annually, subject to the satisfactory performance by the assets of the Georgia Park. The line of credit was drawn down to $199,000 as of March 28, 2010 and $107,000 as of December 27, 2009. All advances are recorded as current liabilities.

On February 27, 2008, the bank issued a note payable for $22,000 for the purchase of a vehicle with an interest rate of 7.1% per annum. The loan was paid in full in 2009.	-	-

On March 5, 2008 the Company’s wholly owned subsidiary Wild Animal-Missouri issued a note payable to Oak Oak, Inc. in the amount of $1,750,000 for debt incurred in the purchase of the Missouri Park. The note bears interest at 8% and is payable in 36 monthly installments of $12,841, and a final balloon payment at the end of the 3rd year. Wild Animal-Missouri has the right to extend the loan for 2 more years in exchange for the addition of $50,000 to the principle amount of the note and the issuance of Company stock having a fair market value of $20,000 in addition to the monthly payment. In the event the note is extended the final balloon payment will be due in full on the 60th payment. If the balance due under the note is paid on or before the due date of the balloon payment Wild Animal-Missouri. is entitled to a 10% discount of the then balances.

	1,719,548	1,723,625
On March 5, 2008 the Company obtained a loan from Commercial Bank & Trust in the amount of $500,000 to improve and upgrade facilities of the Missouri Park. . The bears interest at a rate of 7.25% and is payable in 60 monthly payments of $9,986. In addition an existing line of credit was extended for $250,000 until March 7, 2011 on a variable rate with the initial rate being 6%. At March 28, 2010 and December 27, 2009 the Company borrowed $249,000 and $126,000 respectively on this line.	320,690	345,456

Total Debt	4,081,565	4,128,367
Less current portion of long-term debt	(2,159,250)	(2,175,072)
Long-term Debt	$1,922,315	$1,953,295

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2010

4. LONG-TERM DEBT (continued)

At March 28, 2010 the scheduled future principal maturities for all notes are as follows:

As of March 28, 2010:
2010	$2,128,271
2011	123,623
2012	133,036
2013	1,696,635
Thereafter	0
4,081,565
Less: current portion	(2,159,250)
Long-term portion	$1,922,315

5. STOCKHOLDERS’ EQUITY

On September 27, 2004, the Company issued 2,984,400 common shares, and 2,059,200 share purchase pursuant to a purchase agreement dated June 10, 2004. Each share purchase warrant included the right to purchase an additional common share at $0.30 per share at any time within five years, which expired in 2009. Since the warrants and shares were both equity classified, no separate valuation of the warrants were performed.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2010

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer, directors and their controlled entities own approximately 21% of the outstanding common stock of the Company.

Employment Agreements:

In April of 2008 the Company entered into an employment agreement the “Employment Agreement” with a full time executive officer. Pursuant to the Agreement the officer receives an annual salary of $120,000. The Agreement has a term of 5 years, and provides for severance compensation in the event of termination without cause or following a change in control as well as a bonus in the event of the sale of the Company.

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

8. GOING CONCERN

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2010

9. COMMITMENTS AND CONTINGENCIES

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

The Company responded by commencing a lawsuit in the Nevada District Court in Clark County, Nevada seeking to enjoin the Consent Solicitation Statement on the grounds that: (i) the expansion of the size of the board of directors called for in the Consent Solicitation Statement violated the Company’s Articles of Incorporation, (ii) the Company’s By-Laws require that directors be elected at an annual meeting of shareholders and (iii) Larry L. Eastland violated his Severance Agreement with the Company by not turning over material corporate records in his possession and was wrongfully using such records to conduct the consent solicitation. On September 25, 2009, the Court issued a Temporary Restraining Order enjoining any actions in furtherance of the Consent Solicitation Statement and restraining the group that filed it from making any further filings with the SEC. On October 23, 2009, the group led by Larry L. Eastland and the Company stipulated to an Order extending such Temporary Restraining Order until December 16, 2009. As of May 10, 2010, the Order remains in effect.

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

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-K for the fiscal year ended December 27, 2009. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

Through our wholly-owned subsidiaries, we own and operate two regional theme parks and are in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. Our wholly-owned subsidiaries are Wild Animal, Inc., a Missouri corporation (“Wild Animal - Missouri”) and Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”). Wild Animal - Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal - Missouri owns and operates the Wild Animal Safari theme park located in Stafford, Missouri (the “Missouri Park”).

Results of Operations

Three Months Ended March 28, 2010 Compared to Three Months Ended March 31, 2009

Results of Operations

Total net sales for the first three months of the year decreased $69,808 to $368,282 in 2010. Georgia Park net sales declined 13% to approximately $320,000 as a result of lower revenue per customer and slightly lower overall attendance. Missouri Park net sales declined $24,000, or 33%, as compared to 2009. The Missouri Park experienced particularly cold weather during the first quarter. As a result the Missouri Park was forced to close 25 days (27% of all days in the quarter) versus just 10 days during the first quarter of 2009. Additionally, while the Missouri Park’s attendance dropped 62% in during the first quarter of 2010; per customer revenue increased 90% in 2010. Traditionally, the first three months of the year is a slower part of the season due to harsh weather and decreased group activity.

Subsequent to the period covered by this report, attendance at the Georgia Park increased 6% during the month of April (traditionally a month that experiences seasonal increase due to spring break for students which was the case for April in both years) and net sales increased approximately $22,000, or 5%, during April 2010 versus 2009 at the Georgia Park. The Missouri Park’s net sales increased approximately $8,000, or 23%, versus April 2009.

Total cost of sales decreased $4,653 to $81,529 in 2010 as a result of having lower activity at both Parks in 2010.

Total gross profit decreased $65,155 to $286,753 in the first quarter 2010 reflecting the lower attendance and lower net sales generated in 2010 as compared to first quarter 2009.

The Georgia Park lowered its operating expenses by approximately $10,000 during the first quarter by reducing labor costs. The Missouri Park’s operating expenses declined approximately $15,000 primarily as a result of lower labor costs and utilities in 2010 versus 2009.

Both of the Company’s parks lost money at the operating margin line as a result of lower attendance during 2010 primarily from the rough first quarter weather in 2010 as compared to 2009.

The following table breaks down our operations by park for 2010 versus 2009:

First QTR -2010	Georgia Park		Missouri Park		Total
($ in 1,000's)	2010	2009	2010	2009	2010	2009
Net Sales	$320	366	48	72	368	438
Cost of Sales	(57)	(65)	(25)	(21)	(82)	(86)
Gross Profit	263	301	23	51	286	352
Gross Profit %	82%	82%	48%	71%	78%	80%
Operating Expenses	(216)	(226)	(98)	(113)	(314)	(339)
Depreciation & amortization	(49)	(53)	(29)	(30)	(78)	(83)
Contribution Margin (loss)	$(2)	22	(104)	(92)	(106)	(70)
Corporate operating expenses					(122)	(389)
Profit (Loss) from operations					$(228)	(459)

Excluding the prior year’s first quarter restructuring charge of $204,090, Corporate spending decreased $63,000 as a result of closing the California corporate office and a $32,000 decrease in executive salaries in 2010. The Company closed its corporate office in Santa Monica, California and moved its corporate headquarters to the Georgia Park during the second quarter of the 2009 fiscal year.

The Company reported a loss from continuing operations of $228,399 versus a loss of $458,417 during first quarter of 2009. The first quarter net loss was $302,067, or $0.00 per share, versus a loss of $367,933, or $0.01 per share last year.

Liquidity and Capital Resources

Management believes that cash generated by or available to Parks America may not be sufficient to fund its capital and liquidity needs for the near-term foreseeable future. Our working capital is negative $2.7 million at March 28, 2010 as compared to negative 2.4 million as at December 27, 2009.

The Georgia Park mortgage is scheduled to reach maturity this year and the entire balance due thereunder of $2 million is classified as current debt. The Company has been in discussions with the bank that holds this mortgage and we believe this mortgage term will be extended.

Total debt and lines of credit (including current maturities) at March 28, 2010 was $4.5 million, an increase of $68,000 since December 27, 2009 as a result of additional borrowings on the lines of credit during first quarter of 2010 to fund operations during the slow first quarter.

Unrestricted cash was $66,000 at March 28, 2010. We have borrowed $448,000 on our lines of credit leaving us an available balance of $152,000. In December 2009, the Company added a third line of credit for $150,000 bringing our total available lines of credit to $600,000. Capital spending will be kept to a minimum during the next twelve months as we strive to improve our financial condition. At March 28, 2010, the Company had equity of $2.1 million and total debt of $4.5 million, leaving the Company with a debt to equity ratio was 2.19 to 1. The Company’s debt to equity ratio was 1.88 to 1 as of December 27, 2009.

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

A number of variables could have an effect on a valuation of our assets and liabilities. We have assumed, among other things, that:

•

Revenue and profit growth at the Georgia Park will continue and that our Missouri Par k results will continue to improve as word of mouth and advertising continue to draw new business;

•

The existing infrastructure of both Parks will accommodate the additional customers;

•

Cost of improvements and operations will remain a relatively stable budgeted allocation; and

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, they concluded that our disclosure controls and procedures were effective as of March 28, 2010, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

Except as described below, we are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

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

The Company responded by commencing a lawsuit in the Nevada District Court in Clark County, Nevada seeking to enjoin the Consent Solicitation Statement on the grounds that: (i) the expansion of the size of the board of directors called for in the Consent Solicitation Statement violated the Company’s Articles of Incorporation, (ii) the Company’s By-Laws require that directors be elected at an annual meeting of shareholders and (iii) Larry L. Eastland violated his Severance Agreement with the Company by not turning over material corporate records in his possession and was wrongfully using such records to conduct the consent solicitation. On September 25, 2009, the Court issued a Temporary Restraining Order enjoining any actions in furtherance of the Consent Solicitation Statement and restraining the group that filed it from making any further filings with the SEC. On October 23, 2009, the group led by Larry L. Eastland and the Company stipulated to an Order extending such Temporary Restraining Order until December 16, 2009. As of May 10, 2010 the Order remains in effect.

ITEM 1A. RISK FACTORS.

Risk Factors Relating to Our Business:

We Have a Limited Operating History

We have a limited operating history and our financial health will be subject to all the risks inherent in the establishment of a new business enterprise. We have been officially operating under our current business plan of acquiring theme parks since 2003, when we reached a preliminary agreement to purchase the Georgia Park. Subsequently in 2003, the Company gained control of Royal Pacific Resources and changed its name to Great American Family Parks. Our purchase of the Georgia, was not completed until June of 2005. The Missouri Park was purchased in March of 2008. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the startup and growth of a new business, and the competitive environment in which we will operate. Our success is dependent upon the successful financing and development of our business plan. No assurance of success is offered. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations.

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

The Theme Park Industry is Highly Competitive and We May Be Unable to Compete Effectively.

The theme park industry is highly competitive, highly fragmented, rapidly evolving, and subject to technological change and intense marketing by providers with similar products. One of our competitors for attracting general recreation dollars, Callaway Gardens, is located within five miles of our Georgia Park. Branson, Missouri is located just 45 minutes from our Missouri Park.

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

We Face Strong Competition from Numerous Entertainment Alternatives.

In addition to competing with other themed and amusement parks, our venues compete with other types of recreational venues and entertainment alternatives, including but not limited to movies, sports attractions, vacation travel and video games. There can be no assurance that we will successfully differentiate ourselves from these entertainment alternatives or that consumers will consider our entertainment offerings to be more appealing than those of our competitors. The development of technology-based entertainment has provided families with a wider selection of entertainment alternatives close to or in their homes, including home entertainment units, online gaming, and video game parlors. In addition, traditional theme parks have been able to reduce the cost and increase the variety of their attractions by implementing technologies that cannot be readily incorporated by a wild animal park such as the Georgia Park or Missouri Park.

Our Insurance Coverage May Not Be Adequate To Cover All Possible Losses That We Could Suffer, and Our Insurance Costs May Increase.

Companies engaged in the theme park business may be sued for substantial damages in the event of an actual or alleged accident. An accident occurring at our parks or at competing parks may reduce attendance, increase insurance premiums, and negatively impact our operating results. the Georgia Park contains a drive-through, safari style animal park, and there are inherent risks associated with allowing the public to interact with animals. Although we carry liability insurance to cover this risk, there can be no assurance that our coverage will be adequate to cover liabilities, or that we will be able to afford or obtain adequate coverage should a catastrophic incident occur.

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

We Are Dependent Upon the Services of Our Executive Officers and Consultants.

Our success is heavily dependent on the continued active participation of our executive officers. Loss of the services of one or more of these officers could have a material adverse effect upon our business, financial condition or results of operations. In particular, we place substantial reliance upon the efforts and abilities of Dale Van Voorhis, Chairman of the Board of Directors and Chief Operating Officer and Jim Meikle, President of Wild Animal-Georgia and Wild Animal-Missouri and also a member of the Company’s Board of Directors. The loss of Mr. Van Voorhis or Mr. Meikle's services could have a serious adverse effect on our business, operations, revenues or prospects.

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

The market price of our common stock may decline because there are a large number of warrants that may be available for future sale, and the sale of these shares may depress the market price. As of May 10, 2010, we had approximately 73,631,537 shares of common stock issued and outstanding and outstanding warrants to purchase up to 14,300,000 shares of common stock. The warrants represent approximately 28% of our common stock issued and outstanding. The sale of the shares underlying such warrants may adversely affect the market price of our common stock. All of such warrants expire in June of 2010.

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

ITEM 4. REMOVED AND RESERVED

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

PARKS! AMERICA, INC.

May 11, 2010	/s/ Tristan R. Pico
Tristan R. Pico
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)