Form 10-Q
period 2010-06-27
PARKS AMERICA, INC
filed 2010-08-11
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-Q

(Mark One)

 X .     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of June 27, 2010, the issuer had 73,606,537 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 27, 2010

PARKS! AMERICA, INC. and SUBSIDIARIES

TABLE OF CONTENTS

__________

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

At June 27, 2010 (Unaudited) and December 27, 2009 (Audited)

ASSETS	June 27, 2010 (Unaudited)	December 27, 2009 (Audited)
Current Assets
Cash – unrestricted	$100,488	$239,969
Cash – restricted	-	38,841
Accounts receivable	-	-
Inventory	109,433	97,967
Prepaid expenses	18,235	77,927
Total Current Assets	228,156	454,704

Property and Equipment, net	6,595,750	6,742,965
Other Assets
Intangible assets, net	6,421	9,943
Deposits	3,500	3,500
Total Other Assets	9,921	13,443
TOTAL ASSETS	$6,833,827	$7,211,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$190,849	$212,748
Accrued expenses	116,358	164,471
Notes payable – lines of credit	196,810	333,000
Current maturities of long – term debt	2,143,053	2,175,072
Total Current Liabilities	2,647,070	2,885,291
Long-term Debt
Long – term obligations	1,892,618	1,953,295
TOTAL LIABILITIES	4,539,688	4,838,586
STOCKHOLDERS’ EQUITY
Common stock; 300,000,000 shares authorized, at $.001 par value; 73,606,537 shares issued and outstanding, respectively	73,606	73,606
Capital in excess of par	4,789,506	4,789,506
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(2,565,723)	(2,487,336)
TOTAL STOCKHOLDERS’ EQUITY	2,294,139	2,372,526
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,833,827	$7,211,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three and Six Months Ended June 27, 2010 and June 28, 2009

	3 Months	3 Months	Six months	Six months
	Ended June 27,	Ended June 28,	Ended June 27,	Ended June 28,
	2010	2009	2010	2009
NET SALES	$1,211,793	$1,219,990	$1,580,075	$1,658,080
COST OF SALES	149,409	156,129	230,938	242,311
GROSS PROFIT	1,062,384	1,063,861	1,349,137	1,415,769
OPERATING EXPENSES
Selling, general and administrative	668,765	812,023	1,105,803	1,335,793
Restructuring charges	-	-	-	204,090
Loss on disposal of operating assets	11,961	-	11,961	-
Depreciation & amortization	78,638	79,506	156,752	161,971
Total Operating Expenses	759,364	891,529	1,274,516	1,701,854
INCOME (LOSS) FROM OPERATIONS	303,020	172,332	74,621	(286,085)
OTHER INCOME (EXPENSES)
Other income	7,968	24,807	17,245	33,021
Other (expenses)	169	-	(1,515)	-
Interest expense	(87,477)	(96,103)	(168,738)	(184,128)
Gain (loss) on sale of assets	-	1,535	-	178,272
Total Other Income (Expenses)	(79,340)	(69,761)	(153,008)	27,165
NET INCOME (LOSS) BEFORE INCOME TAXES	223,680	102,571	(78,387)	(258,920)
PROVISION FOR TAXES	-	-	-	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	223,680	102,571	(78,387)	(258,920)
INCOME FROM DISCONTINUED OPERATIONS	-	-	-	52,969
NET INCOME (LOSS)	$223,680	$102,571	$(78,387)	$(205,951)
WEIGHTED SHARES OUTSTANDING (in 000's)	73,606	52,106	73,606	52,106

NET INCOME (LOSS) PER SHARE	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

As of June 27, 2010

	Common Stock		Add'l Paid	Treasury	Accumulated
	Shares	Amount	in Capital	Stock	Deficit	Total
Balance, December 31, 2007	51,886,537	$51,886	$4,443,510	$ -	$ (620,753)	$3,874,643
Issuance of common stock to directors and officers	220,000	220	17,380	-	-	17,600
Treasury stock returned	-	-	-	(250)	-	(250)
Net Loss for the Year Ended December 31, 2008	-	-	-	-	(1,461,512)	(1,461,512)
Balance, December 31, 2008	52,106,537	52,106	4,460,890	(250)	(2,082,265)	2,430,481
Shares outstanding correction	(25,000)	(25)	25	-	-	-
Issuance of common stock to directors and officers	1,825,000	$1,825	16,425	-	-	18,250
Increase in contributed capital for shareholder debt forgiveness	-	-	131,866	-	-	131,866
Treasury stock returned	(300,000)	($300)	300	(3,000)	-	(3,000)
Issuance of common shares	20,000,000	$20,000	180,000	-	-	200,000
Net Loss for the Period Ended December 27, 2009	-	-	-	-	(405,071)	(405,071)
Balance, December 27, 2009	73,606,537	73,606	4,789,506	(3,250)	(2,487,336)	2,372,526
Net Loss for the Period Ended June 27, 2010	-	-	-	-	(78,387)	(78,387)
Balance, June 27, 2010	73,606,537	$ 73,606	$4,789,506	$ (3,250)	$ (2,565,723)	$2,294,139

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 27, 2010 and June 27, 2009

	June 27, 2010 (Unaudited)	June 28, 2009 (Unaudited)
Cash Flows from Operating Activities:
Net loss for the period	$(78,387)	$(205,951)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization	156,752	161,971
Forgiven indebtedness notes payable - related party	-	(201,861)
Decrease in contributed capital for shareholder receivable write off	-	(62,500)
Increase in contributed capital for shareholder debt forgiveness	-	194,366
Share based compensation	-	15,000
Loss on the disposal of assets	11,961	-
Changes in Assets and Liabilities
Decrease in prepaid expenses	59,692	57,377
(Increase) in inventory and accounts receivable	(11,466)	(3,331)
Decrease in short-term securities mark to market	-	10,500
Increase (decrease) in accrued expenses	(48,113)	273,149
Increase (decrease) in accounts payable	(21,899)	51,405
Net Cash Provided by Operating Activities	68,540	290,125

Cash Flows from Investing Activities:
Acquisition of property and equipment	(25,300)	(40,133)
Proceeds from asset sales	7,324	-
Decrease in restricted cash	38,841	182
Net Cash Provided By (Used In) Investing Activities	20,865	(39,951)

Cash Flows from Financing Activities:
Payments on lines of credit	(136,190)	(147,000)
Payments on note payable	(92,696)	(103,916)
Net Cash Used in Financing Activities	(228,886)	(250,916)

Cash Flows From Discontinued Operations	-	163,316

Net Increase (Decrease) in Cash	(139,481)	162,574
Cash at beginning of period	239,969	72,814
Cash at end of period	$100,488	$235,388

Supplemental Cash Flow Information:
Cash paid for interest	$169,290	$177,771
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2010

1. ORGANIZATION

Parks! America (“Parks!” or the “Company”) was originally incorporated on July 30, 1954 as Painted Desert Uranium & Oil Co., Inc. in Washington State.  On October 1, 2002, Painted Desert Uranium & Oil Co., Inc. changed its name to Royal Pacific Resources, Inc. and its corporate domicile to the State of Nevada.

On December 19, 2003, Royal Pacific Resources, Inc. acquired the assets of Great Western Parks LLC, including the Crossroads Convenience Center LLC, pursuant to a Share Exchange Agreement that resulted in our assuming control and changing our corporate name to Great American Family Parks, Inc. The acquisition was accounted for as a reverse acquisition in which Great Western Parks was considered to be the acquirer of Royal Pacific Resources for reporting purposes. Our common stock outstanding increased from 2,533,000 to 29,600,000 as a result of the acquisition. On June 11, 2008 the Company changed its name from Great American Family Parks, Inc. to Parks! America, Inc.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: local conditions, accidents occurring at our parks, adverse weather conditions (including excessive rain during our most active season), competition with other theme parks and other entertainment alternatives, changes in consumer spending patterns, and general economic conditions..

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

PARKS! AMERICA, INC and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2010

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

June 27, 2010
Land	$2,507,180
Buildings	2,880,629
Facilities and Improvements	662,969
Furniture & Fixtures & Equipment	66,233
Ground Improvements	755,244
Park animals	589,543
Rides & entertainment	22,000
Vehicles	171,534
Sub-total	7,655,332
Accumulated Depreciation	(1,059,582)
Total Property and Equipment, net	$6,595,750

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

PARKS! AMERICA, INC and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2010

Financial Instruments: The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short-term maturities. Securities that are publicly traded are valued at their fair market value based as of the balance sheet date presented.

Stock Based Compensation: Prior to January 1, 2006 the company accounted for stock based compensation under recognition and measurement principles of SFAS No. 123 (ASC 718) and as permitted under APB Opinion No. 25, and related interpretations. Effective January 1, 2006 the company adopted FAS 123R (ASC 718) using the modified prospective method which recognizes compensation costs on a straight-line basis over the requisite service period of the SFAS No. 123R (ASC 718) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as cash inflows from financing activities and cash outflows from operating activities. The company also applies SFAS No. 123R (ASC 718) and EITF No. 96-18 stock based compensation to non-employees. No activity has occurred in relation to stock options during the period ended March 28, 2010. The Company awards shares to its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available, such as conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended.

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

During the second quarter of 2009, the Board authorized and awarded 1,000,000 shares of stock to Randy Pico, Chief Executive Officer, and 500,000 shares to Jon Laria, Chief Financial Officer, as incentives for them joining the Company in 2009.

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

PARKS! AMERICA, INC and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2010

3. NOTES RECEIVABLE – OTHER ASSETS

On Oct. 31, 2006 Parks received a note (the “Note”) receivable from Idaho Center Chevron in the amount of $300,000 in connection with the sale of real estate associated with a convenience store formerly owned by the Company. The Note had a term of five years. Subsequent to the issuance of the Note, management valued this note at the fair market value of the collateral.  By its terms, the face amount of the Note is tied to the value of Parks America shares that collateralize the Note. The Note was cancelled in 2009 and the 300,000 shares of stock that collateralized the Note were retired as Treasury shares. The Company recorded the transaction as Treasury Stock for $3,000 and reduced its outstanding shares by 300,000 as of December 27, 2009.

4. LONG-TERM DEBT

	June 27, 2010	December 27, 2009
The Commercial Bank and Trust of Troup County loan will be repaid in monthly installments based on a twenty year amortization schedule. The interest rate on the loan is 7.75% for the first five years. The loan is currently being renegotiated and the initial five years matures on November 17, 2010. The Company has recorded the entire balance as current but it believes that the bank will extend the loan. The loan is secured by a first priority security agreement and a first priority security deed on the Georgia Park assets. The current loan requires a monthly payment of $19,250.	$2,023,884	$2,059,286

On November 17, 2005, the Company’s wholly-owned subsidiary, Wild Animal–Georgia, obtained a line of credit loan from Commercial Bank & Trust Company of Troup County (CB&T) for working capital purposes in the principal amount of $200,000. This line of credit loan is renewable annually, subject to the satisfactory performance by the assets of the Georgia Park. The line of credit was not drawn on as of June 28, 2010 and $107,000 was borrowed as of December 27, 2009. All advances are recorded as current liabilities.

On March 5, 2008 the Company’s wholly owned subsidiary Wild Animal-Missouri issued a note payable to Oak Oak, Inc. in the amount of $1,750,000 for debt incurred in the purchase of the Missouri Park. The note bears interest at 8% and is payable in 36 monthly installments of $12,841, and a final balloon payment at the end of the 3rd year.  Wild Animal-Missouri has the right to extend the loan for 2 more years in exchange for the addition of $50,000 to the principle amount of the note and the issuance of Company stock having a fair market value of $20,000 in addition to the monthly payment. In the event the note is extended the final balloon payment will be due in full on the date that the 60th payment is due. If the balance due under the note is paid on or before the due date of the balloon payment Wild Animal-Missouri. is entitled to a 10% discount of the then current principal balance.

	1,715,388	1,723,625

On March 5, 2008 the Company obtained a loan from Commercial Bank & Trust in the amount of $500,000 to improve and upgrade facilities of the Missouri Park. The loan bears interest at a rate of 7.25% and is payable in 60 monthly payments of $9,986. In addition, an existing line of credit was extended for $250,000 until March 7, 2011 on a variable rate with the initial rate being 5.5%. At June 28, 2010 and December 27, 2009 the Company borrowed $196,810 and $126,000 respectively on this line.	296,399	345,456

Total Debt	4,035,671	4,128,367
Less current maturities of long-term debt	(2,143,053)	(2,175,072)
Long-term Debt	$1,892,618	$1,953,295

PARKS! AMERICA, INC and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2010

At June 27, 2010 the scheduled future principal maturities for all notes are as follows:

As of June 27, 2010:
2010	$2,082,376
2011	123,623
2012	133,036
2013	1,696,636
Thereafter	0
4,035,671
Less: current portion	(2,143,053)
Long-term portion	$1,892,618

5. STOCKHOLDERS’ EQUITY

On September 27, 2004, the Company issued 2,984,400 common shares, and 2,059,200 share purchase warrants pursuant to a purchase agreement dated June 10, 2004. Each share purchase warrant included the right to purchase an additional common share at $0.30 per share at any time within five years, which expired in 2009. Since the warrants and shares were both classified as equity, no separate valuation of the warrants were performed.

During the fiscal year ended 2005, the Company completed an offering of 11,128,000 common shares for cash. Included as part of the sale were warrants to purchase 11,128,000 common shares at any time before June 23, 2010 at an exercise price of $0.35. The Company had estimated the value of the warrants to be approximately $612,040 at the time of issue. The options were valued using the Black Scholes pricing model. The underlying assumptions used were: Grant date fair value of $0.30, exercise price of $0.35, risk free rate of 4.23%, volatility of 138.53% and term of 5 years. Since the stock price has never exceeded the exercise price of $0.35 and the warrants will expire in 2010, the Company will recognize the value of the consideration at the time as additional goodwill. As of the date of this report none of the warrants had been exercised and no value has been recognized.

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

Officers, directors and their controlled entities own approximately 21% of the outstanding common stock of the Company.

Employment Agreements:

In April of 2008 the Company entered into an employment agreement the “Employment Agreement” with a full-time executive officer. Pursuant to the Agreement the officer receives an annual salary of $120,000. The Agreement has a term of 5 years, and provides for severance compensation in the event of termination without cause or following a change in control as well as a bonus in the event of the sale of the Company.

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

PARKS! AMERICA, INC and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2010

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

The Company responded by commencing a lawsuit in the Nevada District Court in Clark County, Nevada seeking to enjoin the Consent Solicitation Statement on the grounds that: (i) the expansion of the size of the board of directors called for in the Consent Solicitation Statement violated the Company’s Articles of Incorporation, (ii) the Company’s By-Laws require that directors be elected at an annual meeting of shareholders and (iii) Larry L. Eastland violated his Severance Agreement with the Company by not turning over material corporate records in his possession and was wrongfully using such records to conduct the consent solicitation. On September 25, 2009, the Court issued a Temporary Restraining Order enjoining any actions in furtherance of the Consent Solicitation Statement and restraining the group that filed it from making any further filings with the SEC. On October 23, 2009, the group led by Larry L. Eastland and the Company stipulated to an Order extending such Temporary Restraining Order until December 16, 2009. As of May 17, 2010, the Nevada District Court issued a Preliminary Injunction Order dissolving the Temporary Restraining Order and issuing a Preliminary Injunction against the Eastland Group that (i) enjoined them from taking any further action in furtherance of their consent solicitation, (ii) enjoined them from filing with the SEC documents that violate the Company’s Article of Incorporation, as amended, its by-laws and the Nevada Revised Statutes in regard to removing or replacing the board of directors of the Company and (iii) requiring that the Eastland Group and the Company submit to each other all information they have in regard to the actual stockholders of the Company, including the identity of stockholders whose shares are held by registries or other parties.

PARKS! AMERICA, INC and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2010

10.  SUBSEQUENT EVENTS

The Board of Directors of the Company has scheduled a meeting of shareholders to be held on October 19, 2010 at 10:00 AM Central Time at the Missouri Park located at 124 Jumble Drive, Strafford, MO 65757. The purpose of the meeting will be to elect a slate of directors and ratify the appointment of Ungar, PPLC CPAs as the independent auditors of the Company for the financial year ending December 26, 2010 and to conduct such other business as may properly come before the meeting.

Management has evaluated subsequent events through August 6, 2010, the date on which the financial statements were issued, and has determined it does not have any further material subsequent events to disclose.

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

Results of Operations

Six Months Ended June 27, 2010 Compared to Six Months Ended June 28, 2009

See the table below for a break-down of operations for each park.

Net Sales

Total net sales for the first six months of the year decreased $78,000 to $1.6 million, primarily as a result of 4% lower attendance at the Georgia Park this year versus the six-month period ended June 28, 2009.  Missouri Park revenue increased 11% the first six months of this year versus the same period in 2009 as a result of fewer discounted tickets offered this year.  Attendance declined 6% in 2010 at the Missouri Park but revenue per customer increased 22% in 2010.  During March 2009 we ran an aggressive marketing campaign and offered large discounts to build more awareness of the Park’s opening under new management.

Total cost of sales decreased $11,000 to $231,000 in 2010, primarily as a result of the lower attendance discussed above.

Total gross profit decreased $67,000 to $1.349 million in the first six months of 2010 primarily as a result of the Georgia Park’s gross profit’s decline of $90,000.  The Missouri Park’s gross profit increased $23,000 to $212,000 in 2010 versus $189,000 in 2009.  The revenue per person at the Georgia Park declined slightly as a result of fewer weekend customers in 2010 which generate higher revenue per customer than the weekday traffic which is more weighted towards groups of students which receive special pricing.  Group pricing remained consistent in 2010 but it represented a greater percentage of traffic in 2010 due to the lower weekend traffic caused by more rainy days on weekends this year versus 2009.

Operating expenses at the parks decreased $66,000 in 2010 as compared with 2009 at this same period.  The Georgia Park lowered its operating expenses by $19,000 during the first six months and Missouri Park lowered its operating cost by $47,000.  Georgia spent $77,000 less on advertising during the first six months of 2010 as compared to 2009.  The annual advertising budget for 2010 is flat with 2009’s annual spending, however, the Company is spending more of its advertising budget in the second half of the year to try and simulate the third and fourth quarter results as compared with the spending patterns in 2009.  Georgia’s wage expense increased $8,000 despite 6% fewer paid hours paid in 2010, reflecting the impact of the 11% increase in minimum wages implemented in July 2009.  The Company’s seasonal help is paid at or close to the minimum wage rate of $7.25 per hour.  The Missouri park lowered its wage expense by $12,000 year to date in 2010 as a result of reduced staff, partially offset by the impact of minimum wage rate increase.

The Company’s operating margin decreased $7,000 to $297,000 versus June 28, 2009.  The Georgia Park operating margin decline of $65,000 year-to-date was a result of lower attendance. The Missouri Park’s operating margin was a loss of $157,000 year-to-date in 2010, which represented a $58,000 improvement versus the same period in 2009.

The following table breaks down our operations by subsidiary for 2010 versus 2009:

Six Months	Georgia Park		Missouri Park		Total
($ in 1,000's)	2010	2009	2010	2009	2010	2009
Net Sales	1,309	1,414	271	244	1,580	1,658
Cost of Sales	(172)	(187)	(59)	(55)	(231)	(242)
Gross Profit	1,137	1,227	212	189	1,349	1,416
Gross Profit %	87%	87%	78%	77%	85%	85%
Operating Expenses	(585)	(604)	(298)	(345)	(883)	(949)
Depr. & Amortization	(98)	(104)	(59)	(59)	(157)	(163)
Loss on sale of assets	-	-	(12)	-	(12)	-
Operating Margin	454	519	(157)	(215)	297	304
Corporate operating expenses					(222)	(590)
Profit (Loss) from operations					75	(286)

Second Quarter	Georgia Park		Missouri Park		Total
($ in 1,000's)	2010	2009	2010	2009	2010	2009
Net Sales	989	1,048	223	172	1,212	1,220
Cost of Sales	(115)	(122)	(34)	(34)	(149)	(156)
Gross Profit	874	926	189	138	1,063	1,064
Gross Profit %	88%	88%	85%	80%	88%	87%
Operating Expenses	(369)	(378)	(200)	(232)	(569)	(610)
Depr. & Amortization	(49)	(51)	(30)	(29)	(79)	(80)
Loss on sale of assets	-	-	(12)	-	(12)	-
Operating Margin	456	497	(53)	(123)	403	374
Corporate operating expenses					(100)	(201)
Profit from operations					303	173

Quarter Ended June 27, 2010 Compared to Quarter Ended June 28, 2009

Net Sales

Total net sales for the second quarter was $1.2 million, slightly lower than last year’s second quarter. The Georgia Park net sales decreased by $59,000, or 6%, primarily as a result of lower attendance.  Attendance at the Georgia Park decreased 4% during the second quarter as compared to the same period in 2009. Missouri Park revenue increase by $51,000, or 30%, as a result of an increase in attendance which increased 35% during the quarter versus same period last year.

Total cost of sales decreased $7,000 to $149,000 during the second quarter of 2010 as a result of overall slightly lower revenue discussed above.

Total gross profit was flat in 2010 at $1.063 million versus $1.064 million in 2009.

Operating expenses decreased $41,000, or 7% in 2010 as compared with 2009’s second quarter.  Both of our Parks lowered their operating expenses during the second quarter.  The Georgia Park spent much less on advertising the park in the second but it spent more wages (due to minimum wage increase discussed above) and other operating costs.  The Missouri Park spent less on wages (reduced staff) and insurance but slightly more on advertising this year.

The Company’s operating margin increased $29,000, or 8%, in the quarter versus that of the same period in 2009. The increase is a result of greater attendance at the Missouri Park during the second quarter of 2010.

Corporate Spending

Corporate spending decreased $368,000 to $222,000 during the first six months of 2010. Last year included a first quarter restructuring charge of $204,000 for severance and closing the Corporate office previously maintained in California.  The Company reported $103,000 in lower professional fees this year and lower travel expenses by $12,000.  Last year’s first half professional expenses were higher because the Company was spending more on legal and accounting services to bring our corporate financial reports in compliance with Generally Accepted Accounting Principles (GAAP) and the Securities Exchange Commission (SEC) reporting requirements.  The second quarter’s corporate spending benefited from negotiating and settling outstanding legal and accounting bills for $40,000 less than the amount that the Company had originally been billed and accrued.  The favorable settlement was recorded as a credit to professional fees in the second quarter of 2010.  In addition, this year’s second quarter professional fees were another $57,000 lower than same period in 2009.

Other income for 2009 included $175,000 in proceeds from the sale of timber from unused areas of the Georgia Park which was recorded in the first quarter of 2009.

Income from discontinued operations was $52,969 in 2009 as a result of collecting approximately $20,000 more from receivables than originally estimated and receiving $32,000 more in workers compensation refunds than originally recorded and projected at December 31, 2008.  The Company had no assets or liabilities recorded on its books as of June 28, 2009 related to its discontinued operation of a former subsidiary, Park Staffing Services.

The Company reported a net loss from operations of $78,387, or $0.00 per share, for the six months ended June 27, 2010 as compared to a loss of $205,951, or $0.00 per share, for the six months ended June 28, 2009.  During 2009, discontinued operations generated $52,969 in reported profit during this six month period.  Also, 2009’s results included restructuring charges of $204,000 partially offset by a one-time gain on the sale of timber for $175,000.  The combined operating margins from the Parks declined $7,000 this year as compared to the first half of 2009.

The Company reported a net profit of $223,680, or $0.00 per share, for the second quarter of 2010 as compared with a net profit of $102,571, or $0.00 per share, for this quarter last year.  This year’s second quarter profit benefited from lower operating cost and reduced corporate expenses.

Liquidity and Capital Resources

Management believes that cash generated by or available to the Company may not be sufficient to fund its capital and liquidity needs for the near-term foreseeable future. Our working capital is negative $2,418,914 at June 27, 2010 as compared to negative $2,430,587 at year end.

Total long-term debt (including current maturities and the line of credit) at June 27, 2010 was $4.232 million versus $4.461 million at year end as a result of paying down $136,000 on the Company’s lines of credit and $93,000 of its long term-debt since year-end.

At June 27, 2010, the Company had equity of $2.3 million and total debt of $4.2 million, leaving the Company with a debt to equity ratio was 1.84 to 1. The Company’s debt to equity ratio was 1.88 to 1 as of year-end.

Our principal source of income is from cash sales, which may not provide sufficient cash flow to fund operations and service our current debt.  During the next twelve to twenty-four months, management will focus on improving the financial condition of the Company, by paying down short term debt and building cash reserves. This will be a very challenging time period as we work to recover from the losses generated in 2008-2009 and our negative working capital position.

Unrestricted cash was $100,488 at June 27, 2010 and our line of credit was drawn down to $196,810 leaving us an available balance of $403,000.  Capital spending likely will be kept to a minimum during the next twelve months to improve our financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were effective as of June 27, 2010, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

The Company responded by commencing a lawsuit in the Nevada District Court in Clark County, Nevada seeking to enjoin the Consent Solicitation Statement on the grounds that: (i) the expansion of the size of the board of directors called for in the Consent Solicitation Statement violated the Company’s Articles of Incorporation, (ii) the Company’s By-Laws require that directors be elected at an annual meeting of shareholders and (iii) Larry L. Eastland violated his Severance Agreement with the Company by not turning over material corporate records in his possession and was wrongfully using such records to conduct the consent solicitation. On September 25, 2009, the Court issued a Temporary Restraining Order enjoining any actions in furtherance of the Consent Solicitation Statement and restraining the group that filed it from making any further filings with the SEC. On October 23, 2009, the group led by Larry L. Eastland and the Company stipulated to an Order extending such Temporary Restraining Order until December 16, 2009. As of May 17, 2010, the Nevada District Court issued a Preliminary Injunction Order dissolving the Temporary Restraining Order and issuing a Preliminary Injunction against the Eastland Group that (i) enjoined them from taking any further action in furtherance of their consent solicitation, (ii) enjoined them from filing with the SEC documents that violate the Company’s Article of Incorporation, as amended, its by-laws and the Nevada Revised Statutes in regard to removing or replacing the board of directors of the Company and (iii) requiring that the Eastland Group and the Company submit to each other all information they have in regard to the actual stockholders of the Company, including the identity of stockholders whose shares are held by registries or other parties.

ITEM 1A. RISK FACTORS.

Risk Factors Relating to Our Business:

We Must Refinance our Mortgage Loans

The Company’s loan from The Commercial Bank and Trust of Troup County (“CBTTC”) matures on November 17, 2010.  The Company is in negotiations with CBTTC to extend the term of the loan.  The principal balance as of the end of the period covered by this report was $2,023,884.  The interest rate on the loan is 7.75% for the first five years.  The loan is secured by a first priority security agreement and a first priority security deed on the Georgia Park assets.  If the Company is unable to re-negotiate this loan, it will have to obtain alternative financing.  There is no assurance that we will be able to re-negotiate the loan with CBTTC or that we will be able to obtain alternative financing or that we will be able to secure commercially acceptable terms for a new loan.  If we are unable to refinance the loan with CBTTC or obtain alternative financing, CBTTC may foreclose on the Georgia Park assets.

Management believes that cash generated by or available to the Company may not be sufficient to fund its capital and liquidity needs for the near-term foreseeable future. Our working capital is negative $2,418,914 at June 27, 2010 as compared to negative $2,430,587 at year end.  During the next twelve to twenty-four months, management will focus on improving the financial condition of the Company by re-negotiating the CBTTC loan, paying down short term debt and building cash reserves.  There is no assurance that we will be successful with these endeavors.  See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

PARKS! AMERICA, INC.

August 9, 2010	/s/ Tristan R. Pico
Tristan R. Pico
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)