Form 10-Q
period 2010-09-26
PARKS AMERICA, INC
filed 2010-11-10
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-Q

(Mark One)

 X .     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

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

As of September 26, 2010, the issuer had 73,606,537 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2010

PARKS! AMERICA, INC. and SUBSIDIARIES

TABLE OF CONTENTS

__________

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

At September 26, 2010 (Unaudited) and December 27, 2009

ASSETS	September 26, 2010	December 27, 2009
Current Assets
Cash – unrestricted	$63,599	$239,969
Cash – restricted	-	38,841
Inventory	105,602	97,967
Prepaid expenses	105,139	77,927
Total Current Assets	274,340	454,704

Property and Equipment, net	6,561,491	6,742,965
Other Assets
Intangible assets, net	5,290	9,943
Deposits	3,500	3,500
Total Other Assets	8,790	13,443
TOTAL ASSETS	$6,844,621	$7,211,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$152,963	$212,748
Accrued expenses	183,886	164,471
Notes payable – lines of credit	0	333,000
Current maturities of long – term debt	2,127,467	2,175,072
Total Current Liabilities	2,464,316	2,885,291
Long-term Debt
Long – term obligations	1,861,434	1,953,295
TOTAL LIABILITIES	4,325,750	4,838,586
STOCKHOLDERS’ EQUITY
Common stock; 300,000,000 shares authorized, at $.001 par value; 73,606,537 and 52,106,537 shares issued and outstanding, respectively	73,606	73,606
Capital in excess of par	4,789,506	4,789,506
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(2,340,991)	(2,487,336)
TOTAL STOCKHOLDERS’ EQUITY	2,518,871	2,372,526
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,844,621	$7,211,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three and Nine Months Ended September 26, 2010 and September 27, 2009

	Three Months	Three Months	Nine Months	Nine Months
	Ended Sept. 26,	Ended Sept 26 ,	Ended Sept 26,	Ended Sept 27,
	2010	2009	2010	2009
NET SALES	$1,276,192	$1,248,323	$2,856,267	$2,906,403
COST OF SALES	154,869	151,215	385,807	393,526
GROSS PROFIT	1,121,323	1,097,108	2,470,460	2,512,877
OPERATING EXPENSES
Selling, general and administrative	735,660	679,537	1,841,463	2,015,330
Restructuring charges	0	(46,195)	0	157,895
(Gain) loss on disposal of operating assets	(866)	74,161	11,095	74,161
Depreciation & amortization	73,285	99,902	230,037	261,873
Total Operating Expenses	808,079	807,405	2,082,595	2,509,259
INCOME (LOSS) FROM OPERATIONS	313,244	289,703	387,865	3,618
OTHER INCOME (EXPENSES)
Other income (expenses)	2,471	(3,118)	18,201	32,543
Interest expense	(90,983)	(83,882)	(259,721)	(268,010)
Gain on sale of timber	0	0	0	175,632
Casualty loss on assets	0	(40,413)	0	(40,413)
Total Other Income (Expenses)	(88,512)	(127,413)	(241,520)	(100,248)
NET INCOME (LOSS) BEFORE INCOME TAXES	224,732	162,290	146,345	(96,630)
PROVISION FOR TAXES	0	0	0	0
INCOME (LOSS) FROM CONTINUING OPERATIONS	224,732	162,290	146,345	(96,630)
INCOME FROM DISCONTINUED OPS	0	0	0	52,969
NET PROFIT (LOSS)	$224,732	$162,290	$146,345	$(43,661)
WEIGHTED SHARES OUTSTANDING (in 000's)	73,606	53,606	73,606	53,606
NET INCOME (LOSS) PER SHARE	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

As of September 26, 2010

	Common Stock		Add’l Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit		Total
Balance, December 31, 2008	52,106,537	$52,106	$4,460,890	$(250)	$(2,082,265)		$2,430,481
Shares outstanding correction	(25,000)	(25)	25	-	-		-
Issuance of common stock to directors and officers	1,825,000	1,825	16,425	0	0		18,250
Increase in contributed capital for shareholder debt forgiveness			131,866				131,866
Treasury stock returned	(300,000)	(300)	300	(3,000)			(3,000)
Issuance of common shares	20,000,000	20,000	180,000				200,000
Net Loss for the Period Ended December 27, 2009	-	-	-	-	(405,071)		(405,071)
Balance, December 27, 2009	73,606,537	$73,606	$4,789,506	$(3,250)	$(2,487,336)		$2,372,526
Net Income for the Period Ended September 26, 2010			-	-	146,345		146,345
Balance at September 26, 2010	73,606,537	$73,606	$4,789,506	$(3,250)	$(2,340,991)	$	$,518,871

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 26, 2010 and September 27, 2009

	(Unaudited)
Cash Flows from Operating Activities:	September 26, 2010	September 27, 2009
Net income (loss) for the period	$146,345	$(43,661)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation expense and amortization	230,037	261,873
Forgiven indebtedness notes payable - related party	-	(201,861)
Decrease in contributed capital for shareholder receivable write off	-	(62,500)
Increase in contributed capital for shareholder debt forgiveness	-	194,366
Share based compensation	-	15,000
Casualty loss due to storm		40,413
Loss on the disposal of assets	11,095	74,161
Restructuring charges payable		5,000
Changes in Assets and Liabilities
Decrease in prepaid expenses	(27,212)	(23,926)
(Increase) in inventory	(7,635)	(501)
Decrease in short-term securities mark to market	0	10,500
Decrease in deposits	0	6,783
Increase (decrease) in accrued expenses	19,415	(163,779)
Increase (decrease) in accounts payable	(59,785)	246,722
Net Cash Used In Operating Activities	312,260	358,590

Cash Flows from Investing Activities:
Acquisition of property and equipment	(64,572)	(61,885)
Proceeds from asset sales	9,567	7,260
Decrease in restricted cash	38,841	122
Net Cash Provided By (Used In) Investing Activities	(16,164)	(54,503)

Cash Flows from Financing Activities:
Payments on lines of credit	(333,000)	(321,000)
Payments on note payable	(139,466)	(147,103)
Net Cash Provided By Financing Activities	(472,466)	(468,103)

Cash Flows From Discontinued Operations	0	163,316

Net Increase (Decrease) in Cash	(176,370)	(700)
Cash at beginning of period	239,969	72,814
Cash at end of period	$63,599	72,114

Supplemental Cash Flow Information:
Cash paid for interest	$259,863	261,922
Cash paid for income taxes	$0	0

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2010

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional and national economic and regulatory conditions as well as the following matters which could directly affect our business: local disturbances or terrorist activities, accidents occurring at our parks, adverse weather conditions, competition with other theme parks and other entertainment alternatives, changes in consumer spending patterns, credit market and general economic conditions in the regions served by our parks and any legal proceedings.

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

Basic and diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding in each period. Potentially dilutive shares, consisting of 14,300,000 warrants, are not included in the calculation of diluted loss per share because their effect is anti-dilutive. All warrants are now expired.

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

September 26, 2010

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

September 26, 2010
Land	$2,507,180
Buildings	2,880,970
Facilities and Improvements	671,303
Furniture & Fixtures & Equipment	69,849
Ground Improvements	755,244
Park animals	590,443
Rides & entertainment	22,000
Vehicles	191,965
Sub-total	7,688,954
Accumulated Depreciation	(1,127,463)
Total Net Assets	$6,561,491

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

September 26, 2010

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

September 26, 2010

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

4. LONG-TERM DEBT

	Sept 26, 2010	Dec 27, 2009

The Commercial Bank and Trust of Troup County loan will be repaid in monthly installments based on a twenty year amortization schedule. The interest rate on the loan is 7.75% for the first five years. The loan is currently being renegotiated and the initial five years matures on November 17, 2010. The Company has recorded the entire balance as current until its refinancing is completed. The bank has orally agreed to a ninety day extension. The loan is secured by a first priority security agreement and a first priority security deed on the Georgia Park assets. The current loan requires a monthly payment of $19,250.

	$2,006,091	$2,059,286

In addition, on November 17, 2005, the Company’s wholly-owned subsidiary, Wild Animal–Georgia, obtained a line of credit loan from Commercial Bank & Trust Company of Troup County (CB&T) for working capital purposes in the principal amount of $200,000. This line of credit loan is renewable annually, subject to the satisfactory performance by the assets of the Georgia Park. The line of credit was not drawn on as of September 26, 2010 and $107,000 was borrowed as of December 27, 2009. All advances are recorded as current liabilities.

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

	1,711,145	1,723,625
On March 5, 2008 the Company obtained a loan from Commercial Bank & Trust in the amount of $500,000 to improve and upgrade facilities of the Missouri Park. The bears interest at a rate of 7.25% and is payable in 60 monthly payments of $9,986. In addition an existing line of credit was extended for $250,000 until March 7, 2011 on a variable rate with the initial rate being 5.5%. At September 26, 2010 and December 27, 2009 the Company borrowed $0 and $126,000 respectively on this line.	271,665	345,456

Total Debt	3,988,901	4,128,367
Less current portion of long-term debt	(2,127,467)	(2,175,072)
Long-term Debt	$1,861,434	$1,953,295

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2010

4. LONG-TERM DEBT (continued)

At September 26, 2010 the scheduled future principal maturities for all notes are as follows:

2010	$2,035,606
2011	123,623
2012	133,036
2013	1,696,636
thereafter	0
3,988,901
Less: current portion	(2,127,467)
Long-term portion	$1,861,434

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

During the fiscal year ended 2005 the Company completed an offering of 11,128,000 common shares for cash. Included as part of the sale were warrants to purchase 11,128,000 common shares at any time before June 23, 2010 at an exercise price of $0.35. The Company had estimated the value of the warrants to be approximately $612,040 at the time of issue. The options were valued using the Black Scholes pricing model. The underlying assumptions used were: Grant date fair value of $0.30, exercise price of $0.35, risk free rate of 4.23%, volatility of 138.53% and term of 5 years. Since the stock price has never exceeded the exercise price of $0.35 and the warrants expired in June 2010. As of the date of this report none of the warrants had been exercised and no value has been recognized.

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

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer, directors and their controlled entities own approximately 37.5% of the outstanding common stock of the Company.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2010

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES (continued)

Employment Agreements: (continued)

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

The Company responded by commencing a lawsuit in the Nevada District Court in Clark County, Nevada seeking to enjoin the Consent Solicitation Statement on the grounds that: (i) the expansion of the size of the board of directors called for in the Consent Solicitation Statement violated the Company’s Articles of Incorporation, (ii) the Company’s By-Laws require that directors be elected at an annual meeting of shareholders and (iii) Larry L. Eastland violated his Severance Agreement with the Company by not turning over material corporate records in his possession and was wrongfully using such records to conduct the consent solicitation. On September 25, 2009, the Court issued a Temporary Restraining Order enjoining any actions in furtherance of the Consent Solicitation Statement and restraining the group that filed it from making any further filings with the SEC. On October 23, 2009, the group led by Larry L. Eastland and the Company stipulated to an Order extending such Temporary Restraining Order until December 16, 2009. As of May 17, 2010, the Nevada District Court issued a Preliminary Injunction Order dissolving the Temporary Restraining Order and issuing a Preliminary Injunction against the Eastland Group that (i) enjoined them from taking any further action in furtherance of their consent solicitation, (ii) enjoined them from filing with the SEC documents that violate the Company’s Article of Incorporation, as amended, its by-laws and the Nevada Revised Statutes in regard to removing or replacing the board of directors of the Company and (iii) requiring that the Eastland Group and the Company submit to each other all information they have in regard to the actual stockholders of the Company, including the identity of stockholders whose shares are held by registries or other parties.  The Company held a shareholder meeting on October 19, 2010, as further described below under the caption, “Subsequent Events.”

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2010

10.  SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2010 through November 8, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those disclosed below.

On October 19, 2010 the Company held an annual meeting (the “Meeting”) of shareholders. At the Meeting, the shareholders (1) elected all seven of the Company’s director nominees and (2) ratified the appointment of Silberstein Ungar, PLLC as the Company’s independent registered public accounting firm for the fiscal year ending December 26, 2010.

The following is a tabulation of the votes for each individual director nominee.

Director	For	Against	Abstain	Withheld	Unvoted
Dale Van Voorhis	31,589,354	17	552,299	8,083	150
Jon Laria	31,989,354	17	152,299	8,083	150
James Meikle	31,589,021	17	552,299	8,416	150
Jeff Lococo	31,819,354	17	322,299	8,083	150
Tristan Pico	29,417,687	17	152,299	2,579,750	150
Christopher Eastland	29,050,687	17	372,299	2,726,750	150
Charles Kohnen	31,989,354	17	152,299	8,083	150

The following is a tabulation of the votes cast for the ratification of the appointment of Silberstein Ungar, PLLC.

For	Against	Abstain	Withheld	Unvoted
37,163,729	430,025	8,187	0	1,068

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

Results of Operations

Nine Months Ended September 26, 2010 Compared to Nine Months Ended September 27, 2009

See the table presented below for a break-down of operations by park.

Net Sales

Total net sales for the first nine months of the year decreased $50,000 to $2.9 million primarily as a result of slightly lower attendance and average revenue per customer at the Georgia Park this year versus the nine-month period ended September 27, 2009. Missouri Park revenue increased 6% during the first nine months of this year versus the same period in 2009 as a result of fewer discounted tickets offered this year.  Attendance has increased 1% in 2010 at the Missouri Park but revenue per customer increased 5% in 2010.

Total cost of sales decreased $8,000 to $386,000 in 2010 primarily as a result of the lower net sales discussed above.

Total gross profit decreased $43,000 to $2.470 million in the first nine months of 2010 primarily as a result of the Georgia Park’s gross profit’s decline of $88,000.  The Missouri Park’s gross profit increased $45,000 to $515,000 in 2010 versus $470,000 in 2009 reflecting the higher attendance and better revenue per customer. The revenue per person at Georgia Park declined slightly as a result of fewer weekend customers in 2010 which generate higher revenue per customer than the weekday traffic which is more weighted towards groups of students which receive special pricing. Group pricing remained consistent in 2010 but it represented a greater percentage of traffic in 2010 due to the lower weekend traffic caused by more rainy days on weekends this year versus 2009.

Total operating expenses increased $24,000 in 2010 as compared with 2009 at this same period. The Georgia Park had higher operating expenses of $76,000 during the first nine months and Missouri Park lowered its operating cost by $52,000. Georgia spent more on advertising and insurance during the first nine months of 2010 as compared to 2009.  The Missouri Park lowered its wage expense and advertising cost in 2010. The Missouri Park reduced staff and cut back on advertising in 2010.

The Company’s operating margin increased $28,000 to $774,000 versus September 27, 2009.  The Georgia Park operating margin decline of $116,000 year-to-date was a result of lower attendance and higher expenses. The Missouri Park’s operating loss improved by $144,000 year-to-date in 2010 as compared with the same period in 2009 as a result of both higher revenue and lower operating cost.

The following table breaks down our operations by subsidiary for 2010 versus 2009:

Nine months	Georgia Park		Missouri Park		Total
($ in 1,000's)	2010	2009	2010	2009	2010	2009
Net Sales	2,246	2,330	610	576	2,856	2,906
Cost of Sales	(291)	(287)	(95)	(106)	(386)	(393)
Gross Profit	1,955	2,043	515	470	2,470	2,513
Gross Profit %	87%	88%	84%	82%	86%	86%
Operating Expenses	(972)	(896)	(483)	(535)	(1,455)	(1,431)
Depr. & Amortization	(151)	(173)	(79)	(89)	(230)	(262)
(Gain) loss on sale	1	(25)	(12)	(49)	(11)	(74)
Operating Margin	833	949	(59)	(203)	774	746
Corporate operating expenses					(386)	(743)
Profit (Loss) from operations					388	3

Third Quarter	Georgia Park		Missouri Park		Total
($ in 1,000's)	2010	2009	2010	2009	2010	2009
Net Sales	937	916	339	332	1,276	1,248
Cost of Sales	(119)	(100)	(36)	(51)	(155)	(151)
Gross Profit	818	816	303	281	1,121	1,097
Gross Profit %	87%	89%	89%	85%	88%	88%
Operating Expenses	(387)	(292)	(185)	(190)	(572)	(482)
Depr. & Amortization	(53)	(69)	(20)	(30)	(73)	(99)
Loss on sale of assets	1	(25)	-	(49)	1	(74)
Operating Margin	379	430	98	12	477	442
Corporate operating expenses					(164)	(153)
Profit (Loss) from operations					313	289

Quarter Ended September 26, 2010 Compared to Quarter Ended September 27, 2009

Net Sales

Total net sales for the third quarter were $1.276 million, or 2% higher than last year’s third quarter. The Georgia Park net sales increased $21,000, or 2%, primarily as a result of greater attendance during the third quarter of 2010.  Missouri park revenue increased by $7,000, or 2%, as a result of a 7% increase in attendance, which was partially offset by lower revenue per person during the quarter versus the same period last year.

Total cost of sales increased $4,000 to $155,000 during the third quarter of 2010 as a result of overall slightly higher revenue, as discussed above. The cost of sales as a percent of net sales was the same as the third quarter 2009.

Total gross profit was $24,000 higher in 2010 or $1.121 million versus $1.097 million in 2009.

Operating expenses increased $90,000, or 19% in 2010 as compared with the third quarter 2009. The Georgia Park spent $92,000 more on advertising in the third quarter of 2010 due to the fact that the annual budget was moved into the third quarter versus last year.  Advertising spending for the Georgia Park for the three and nine months covered by this reports is 5% higher then the comparable period in 2009. The Missouri Park spent less on advertising both during the third quarter 2010 and year to date.  The majority of the Missouri Park’s savings on advertising is planned to be spent in the fourth quarter.

The Company’s operating margin increased $35,000, or 8%, during the third quarter 2010 quarter versus that of the same period in 2009. The Company recorded a loss on disposal of operating assets of $74,000 in 2009 while this year it reported a gain of $1,000 resulting in a $75,000 improvement in this year’s third quarter results.  Depreciation declined $16,000 at the Georgia Park as a result of the assets set up at the time of the original purchase with a life of five years reaching their salvage value at the end of the second quarter of 2010 upon reaching their five year useful life.

Corporate Spending

Corporate overhead spending increased $11,000 to $164,000 during the third quarter of 2010 as compared with same period in 2009. During 2010 the Company reduced its corporate spending by $357,000 to $386,000 as compared to $743,000 in 2009. Last year’s corporate spending included the restructuring charges of $158,000 for severance and closing corporate offices previously maintained in California.

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

The Company reported a net profit from operations of $146,345, or $0.00 per share, for the nine months ended September 26, 2010 as compared to a loss of $96,630, or $0.00 per share, for the nine months ended September 27, 2009. During 2009, discontinued operations generated $52,969 in reported profit during this nine month period. Also, 2009’s results included restructuring charges of $158,000 partially offset by a one-time gain on the sale of timber for $175,000. The combined operating margins from the parks increased $28,000 this year as compared to the first nine months of 2009.

The Company reported a net profit of $224,732, or $0.00 per share, for the third quarter of 2010 as compared with a net profit of $162,290, or $0.00 per share, for this quarter last year.  This year’s third quarter profit benefited from lower depreciation expense and last year’s results included a charge of $74,000 from disposal of operating assets versus a gain of $1,000 in 2010.

Liquidity and Capital Resources

Management believes that cash generated by or available to the Company may not be sufficient to fund its capital and liquidity needs for the near-term foreseeable future. Our working capital is negative $2,189,976 at September 26, 2010 as compared to negative $2,430,587 at the year ended December 27, 2009.

Total long-term debt (including current maturities and the line of credit) at September 26, 2010 was $3.989 million versus $4.461 million at the year ended December 27, 2009 as a result of paying off the Company’s lines of credit ($333,000) and paying down $139,000 of the Company’s long-term debt during 2010.

At September 26, 2010, the Company had equity of $2.5 million and total debt of $4.0 million, leaving the Company with a debt to equity ratio of 1.58 to 1. The Company’s debt to equity ratio was 1.88 to 1 as of the year ended December 27, 2009.

The Company’s loan from The Commercial Bank and Trust of Troup County (“CBTTC”) matures on November 17, 2010.  The Company has received a verbal agreement to extend its debt for 90 days while in negotiations with another lending institution to refinance the Georgia Park.   The principal balance as of the end of the period covered by this report was $2,006,091.  The interest rate on the loan is 7.75% for the first five years.  The loan is secured by a first priority security agreement and a first priority security deed on the Georgia Park assets.  There is no assurance that we will obtain alternative financing.  If we are unable to refinance the loan, CBTTC has verbally agreed to refinance the outstanding debt balance.

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

Unrestricted cash was $63,599 at September 26, 2010 and nothing was drawn on lines of credit.  Capital spending likely will be kept to a minimum during the next twelve months to improve our financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were effective as of September 26, 2010, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

On October 19, 2010 the Company held an annual meeting (the “Meeting”) of shareholders. At the Meeting, the shareholders (1) elected all seven (7) of the Company’s director nominees and (2) ratified the appointment of Silberstein Ungar, PLLC as the Company’s independent registered public accounting firm for the fiscal year ending December 26, 2010.

ITEM 1A. RISK FACTORS.

Risk Factors Relating to Our Business:

We Must Refinance our Mortgage Loans

The Company’s loan from The Commercial Bank and Trust of Troup County (“CBTTC”) matures on November 17, 2010.  The Company is in negotiations with CBTTC to extend the term of the loan and has received an oral assurance that the Company has a 90-day extension.  The principal balance as of the end of the period covered by this report was $2,023,884.  The interest rate on the loan is 7.75% for the first five years.  The loan is secured by a first priority security agreement and a first priority security deed on the Georgia Park assets.  If the Company is unable to re-negotiate this loan, it will have to obtain alternative financing.  There is no assurance that we will be able to re-negotiate the loan with CBTTC or that we will be able to obtain alternative financing or that we will be able to secure commercially acceptable terms for a new loan.  If we are unable to refinance the loan with CBTTC or obtain alternative financing, CBTTC may foreclose on the Georgia Park assets.

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

In addition, the following report is incorporated by reference.

Current Report of Form 8-K “Item 5.07 –Submission of Matters to a Vote of Security Holders” dated October 19, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.
November 10, 2010	/s/Tristan Pico Tristan R. Pico
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)