Form 10-K
period 2010-12-26
PARKS AMERICA, INC
filed 2011-03-25
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2010

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

(706-663-8744)

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

As of March 20, 2011, the issuer had 73,781,537 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 26, 2010

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

PART I

ITEM 1.  BUSINESS

Overview

Parks! America, Inc. (referred to herein as “Parks!” or the “Company” or “we”), through our wholly-owned subsidiaries owns and operates two regional theme parks and is in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. Our wholly-owned subsidiaries are Wild Animal, Inc., a Missouri corporation (“Wild Animal - Missouri”) and Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal - Georgia”), Wild Animal - Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal - Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”).

Our goal is to build a family of theme parks primarily through acquisitions of small, local and regional, privately-owned existing parks and to develop a series of compatible, themed attractions. The Company also may pursue contract management opportunities for themed attractions owned by third parties.

Our philosophy is to acquire existing theme park properties with the following primary criteria in mind:

-Properties that have an operating history;

-Properties where our management team believes the potential exists to increase profits and operating efficiencies; and

-Properties where there is additional, underutilized land upon which to expand operations.

We believe that acquisitions should not unnecessarily encumber the Company with debt that cannot be justified by current operations. By using a combination of equity, debt and other financing options, we intend to carefully monitor shareholder value in conjunction with our pursuit of growth.

As we look at our operations for the year ended December 26, 2010, our principal concern is the Missouri Park which continues to have improving, but unsatisfactory operating results. While we were able to increase sales at the Missouri Park by 10% as compared with the 2009 fiscal year, we believe that years of operation under prior owners have resulted in preconceptions about the condition of the Missouri Park that we still have to overcome. We have worked consistently since our acquisition of the Missouri Park in March of 2008 to upgrade the Park’s physical facilities and dramatically improve its food service. The challenge is to bring the public’s perception of the Park in line with its current condition and level of service. We expect that this effort will take time, but that it will yield favorable results. We will continue to focus our efforts to promote the Missouri Park and make such improvements as our capital budget allows.

Our common shares are traded on the OTC Bulletin Board under the symbol, “PRKA.”

Corporate History

The Company was originally incorporated on July 30, 1954 as “Painted Desert Uranium & Oil Co., Inc.” in Washington State. On October 1, 2002, Painted Desert Uranium & Oil Co., Inc. changed its name to “Royal Pacific Resources, Inc.” and its corporate domicile to the State of Nevada.

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

Wild Animal - Georgia’s revenues are primarily derived from admission fees, food and beverage sales, gift store and specialty item sales, sales of animal food and vehicle rentals at the Georgia Park.

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

A majority of Wild Animal -Georgia’s animals are born in the Georgia Park. The animals we acquire are generally purchased domestically. We rarely import animals. Auctions and sales of animals across the United States occur often and we may acquire animals in these auctions if we see an opportunity to enhance our Parks. We sell animals from time to time as a result of the recent growth in the number of animals in the Georgia Park created by natural breeding that occurs in the Park, and these proceeds are recorded as revenue. We are exploring the possibility of building this into a larger revenue stream in the future. Animal sales represented $16,727 in 2010.

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

Wild Animal, Inc. – The Missouri Park

Wild Animal – Missouri purchased the Missouri Park as of March 5, 2008. The Missouri Park is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and 45 miles north of Branson. The Missouri Park is a ride-through wild animal park with five-mile course permitting access to 600 animals of approximately 80 different species. Most of the animals roam wild throughout the natural habitat. Visitors to the Missouri Park are able to observe, photograph, and feed the animals from their own cars as they drive. Some animals are contained in special fenced-in areas within natural habitats. Other animals are located in a more traditional zoo-like atmosphere. In addition, the park offers a gift shop, a food and beverage area and a petting zoo.

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

1.

U.S. Department Of Interior – Fish & Wildlife - Import/ Export License

This license is necessary in the event the Company imports or exports certain items, including animals, skins and horns. This license was renewed as of June 1, 2010.

2.

United States Department Of Agriculture -Class C Exhibitor License for the Georgia Park

This license was renewed as of October 13, 2010.

3.

United States Department Of Agriculture – Class C Exhibitor License for the Missouri Park

Renewal of this license is pending.

4.

Georgia Department Of Natural Resources – Wildlife Animal License

This license applies to the Georgia Park and was renewed as of March 31, 2011.

5.

Georgia Department Of Natural Resources – Wildlife Exhibition License

This license applies to the Georgia Park and was renewed as of March 31, 2011.

6.

Troup County Business License

This license applies to our food concession at the Missouri Park and was renewed as of January 10, 2011.

7.

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

The Georgia Park has approximately 15 full-time employees, and during the Georgia Park’s prime attendance season, which runs from April through August, we typically engage up to approximately 20 additional seasonal employees. The Missouri Park has 6 year round employees and has engaged an additional 8 seasonal employees during the peak season. We also engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good.

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

Risk Factors Relating to Our Business:

We Have a Limited Operating History

We have a limited operating history and our financial health will be subject to all the risks inherent in the establishment of a new business enterprise. We have been officially operating under our current business plan of acquiring theme parks since 2003, when we reached a preliminary agreement to purchase the Georgia Park. Subsequently in 2003, the Company gained control of Royal Pacific Resources and changed its name to Great American Family Parks. Our purchase of the Georgia Park was not completed until June of 2005. The Missouri Park was purchased in March of 2008. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the startup and growth of a new business, and the competitive environment in which we will operate. Our success is dependent upon the successful financing and development of our business plan. No assurance of success is offered. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations.

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

We Are Dependent Upon the Services of Our Executive Officers and Consultants.

Our success is heavily dependent on the continued active participation of our executive officers. Loss of the services of one or more of these officers could have a material adverse effect upon our business, financial condition or results of operations. In particular, we place substantial reliance upon the efforts and abilities of Dale Van Voorhis, Chairman of the Board of Directors and Chief Executive Officer and Jim Meikle, Chief Operating Officer of the Company and a Director of the Company, and President of Wild Animal-Missouri and Wild Animal-Georgia. The loss of Mr. Van Voorhis or Mr. Meikle's services could have a serious adverse effect on our business, operations, revenues or prospects.

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

The market price of our common stock may decline because there are a large number of warrants that may be available for future sale, and the sale of these shares may depress the market price. As of March 20, 2011, we had 73,781,537 Shares issued and outstanding.

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

Wild Animal - Georgia’s revenues are primarily derived from admission fees, food and beverage sales and gift store and specialty item sales, sales of animal food and vehicle rentals at the Georgia Park.

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

Wild Animal, Inc. – The Missouri Park

Wild Animal – Missouri purchased the Missouri Park as of March 5, 2008. The Missouri Park is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and 45 miles north of Branson. The Missouri Park is a ride-through wild animal park with a five-mile course permitting access to 600 animals of approximately 80 different species. Most of the animals roam wild throughout the natural habitat. Visitors to the Missouri Park are able to observe, photograph, and feed the animals from their own cars as they drive. Some animals are contained in special fenced-in areas within natural habitats. Other animals are located in a more traditional zoo-like atmosphere. In addition, the park offers a gift shop, a food and beverage area and a petting zoo.

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

On October 19, 2010 the Company held a Shareholders Meeting (the “Meeting”).  At the Meeting, the shareholders (1) elected all seven of the Company’s director nominees and (2) ratified the appointment of Silberstein Ungar, PLLC as the Company’s independent registered public accounting firm for the fiscal year ending December 26, 2010.

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

		High	Low

2011	January	$0.020	$0.006
	February	$0.030	$0.020

2010	First Quarter	$0.020	$0.015
	Second Quarter	$0.030	$0.010
	Third Quarter	$0.020	$0.010
	Fourth Quarter	$0.010	$0.006

2009	First Quarter	$0.04	$0.006
	Second Quarter	$0.10	$0.006
	Third Quarter	$0.02	$0.04
	Fourth Quarter	$0.01	$0.0275

2008	First Quarter	$0.13	$0.06
	Second Quarter	$0.12	$0.08
	Third Quarter	$0.12	$0.035
	Fourth Quarter	$0.04	$0.01

As of March 20, 2011, there were 73,781,537 Shares outstanding held by approximately 3,208 stockholders of record. This does not reflect those shares held beneficially or those shares held in "street" name.

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

RECENT SALES OF UNREGISTERED SECURITIES

In December 2009 the Company completed a private placement (the “Private Placement”) of 20,000,000 shares of the Company’s common stock (the “Shares”) at $0.01 per Share from two investors for total consideration of $200,000. Both investors were “accredited investors” as that term is defined under Regulation D (“Regulation D”) of the Securities Act of 1933, as amended (the “Securities Act”). The Private Placement was exempt from registration under the Securities Act pursuant to Regulation D. One of the investors was the Company’s Chairman and then Chief Operating Officer.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on the Company’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our consolidated financial statements for the year ended December 26, 2010 provided in this annual report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

The forward-looking information set forth in this annual report is as of the date of this filing, and we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" in this annual report.

Overview

Through our wholly-owned subsidiaries, we own and operate two regional theme parks and are in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. Our wholly-owned subsidiaries are Wild Animal, Inc., a Missouri corporation (“Wild Animal - Missouri”) and Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”). Wild Animal-Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal - Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”).

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

As we look at our operations for the year ended December 26, 2010, our principal concern is the Missouri Park which continues to have improving, but unsatisfactory operating results. While we were able to increase sales at the Missouri Park by 10% as compared with the 2009 fiscal year, we believe that years of operation under prior owners have resulted in preconceptions about the condition of the Missouri Park that we still have to overcome. We have worked consistently since our acquisition of the Missouri Park in March of 2008 to upgrade the Park’s physical facilities and dramatically improve its food service. The challenge is to bring the public’s perception of the Park in line with its current condition and level of service. We expect that this effort will take time, but that it will yield favorable results. We will continue to focus our efforts to promote the Missouri Park and make such improvements as our capital budget allows.

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

The Company signed a new loan agreement in March 2011 with our primary lending institution which replaces our maturing loan on the Georgia Park for a term three years (based on a 14-year amortization) at an interest rate of 6.5% (down from previous mortgage rate of 7.75%). Our auditors have issued a clean opinion for the year ended December 26, 2010, after qualifying their opinion for each of the last two fiscal years with a “going concern” exception. We believe this is due, in part, to our successful efforts to refinance the maturing mortgage at the Georgia Park.

Results of Operations Year Ended December 26, 2010 as Compared to Year Ended December 27, 2009

Net Sales

Total net sales for the year ended December 26, 2010 increased $68,000 to $3,383,118 versus the year ended December 27, 2009. The increase was generated at the Missouri Park as a result of improved revenue per customer at this park. Revenue increased by $31,000 to $85,000 at the Missouri Park during the fourth quarter of 2010 as compared with the same period in 2009 (which was hurt by unusually bad weather). Revenue for the year ended December 26, 2010 at the Missouri Park increased by $82,000, or 13%, as compared to 2009. Annual attendance at the Missouri Park increased slightly during 2010, while the average revenue per customer increased by 10% during 2010 versus 2009.

Revenue at the Georgia Park increased 20% during the fourth quarter of 2010 as a result of better weather this year versus last year, particularly in October 2010. Attendance at the Georgia Park increased 2% for the fiscal year and revenue per customer declined by 3% in 2010 as compared to average revenue per customer in 2009.

The following table breaks down our continuing operations by subsidiary for 2010 versus 2009:

Twelve Months	Georgia Park		Missouri Park		Total
($ in 1,000's)	2010	2009	2010	2009	2010	2009
Net Sales	2,671	2,685	712	630	3,383	3,315
Cost of Sales	(354)	(401)	(147)	(117)	(501)	(518)
Gross Profit	2,317	2,284	565	513	2,882	2,797
Gross Profit %	87%	85%	79%	81%	85%	84%
SG&A	(1,254)	(1,157)	(588)	(638)	(1,842)	(1,795)
Depr. & Amortization	(198)	(206)	(116)	(117)	(314)	(323)
Operating Margin	865	921	(139)	(242)	726	679
Corporate operating expenses					(643)	(930)
Profit (Loss) from operations					83	(251)

The 2010 operating margin at the Georgia Park declined 6% versus 2009 as a result of higher advertising spending in 2010 versus 2009. The Missouri Park improved its revenue per customer by 10%, while attendance was slightly higher than that of 2009. Management believes that attendance at the Missouri Park will continue to grow in 2011. The Company’s goal for the Missouri Park is to break even within the next two calendar years.

Cost of sales decreased as a percentage of revenue at the Georgia Park as a result of lower costs to feed the animals in 2010. Cost of sales at Missouri Park was higher in 2010 as compared to 2009 due an increase in the number of animals at such Park and an associated rise in the cost of feed.

Expenses

Including Corporate, selling, general and administrative expenses (“SG&A”) decreased by $82,000 to $2.5 million in 2010 as compared to $2.6 million in 2009, primarily as a result of lower corporate spending. Corporate spending declined $287,000 in fiscal year 2010, reflecting the benefit of closing our former headquarters in California and reorganization of our leadership team in March 2009.  The Company incurred $157,895 in 2009 restructuring charges including severance expense of $124,246 in connection with the Company’s separation from its former Chairman and Chief Financial Officer and lease termination and relocation expenses of $33,649 in connection with closing the former California Corporate office. The Company reduced its 2010 paid professional fees to outside accountants and attorneys by $108,000 as compared with 2009.

The Missouri Park lowered its SG&A spending by $50,000 in 2010 primarily as a result of reducing payroll and advertising costs versus 2009. SG&A spending at the Georgia Park increased by $97,000 as compared with 2009 as a result of higher advertising, utilities and vehicle fuel costs.

The Company reported a net loss on disposal of operating assets of $21,106 in 2010 versus a loss of $70,540 in 2009. During 2009, the Company disposed of equipment and a building that was no longer worth maintaining, resulting in a $25,000 loss on disposal at the Georgia Park. The 2009 loss at the Missouri Park included a $34,000 loss from the demolition of a two-story house that no longer fit the future plans of the Missouri Park.

Depreciation and Amortization

Depreciation and amortization expenses were $313,858, slightly lower in 2010, as compared to $322,708 for the year ended December 27, 2009.

Discontinued Operations and Other Income (Expenses)

Other Income for 2010 includes $59,000 in credits from favorable settlements on previously billed legal and accounting services expensed prior to December 27, 2009.

For fiscal year 2009, Other Income included $175,632 in proceeds from the sale of timber from unused areas of the Georgia Park. This amount was recorded in the first quarter of 2009. During 2009, the Missouri Park recorded a casualty loss $40,000 from the write off of a pavilion, a stage, and two billboards which were destroyed by severe winds. These items were not covered under the Company’s property insurance policy.

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

Interest Expense

Interest expense in 2010 was $330,617 as compared to $336,426 in 2009. The Company was able to rely less on outstanding lines of credit in 2010 due to a capital raise of $200,000 in December, 2009.

Net Loss and Loss Per Share

The Company reported a loss of $158,522, or $0.00 per share, as compared to $405,071 in 2009, or a loss of $0.01 per share in 2009. The operating margin from both parks netted the Company nearly $100,000, or 16%, more in operating profit in 2010 and Corporate spending was $287,000 lower in 2010 as compared to 2009 as discussed in detail above.

Liquidity and Capital Resources

Management believes that it has improved its operations to the point that it can now generate enough cash to fund its operations, make its mortgage payments and spend modestly on capital improvements in the near-term. Any slowdown in revenue or unusual capital outlays would require us to seek additional capital. In March 2011 the Company borrowed $50,000 from its Chairman to make a $50,000 lump sum principal payment on the Missouri mortgage that allows us to extend this seller financing another two years on the same terms. This $50,000 related party note has terms similar to its CB&T line of credit. It has a term of one year, is unsecured and bears interest at a rate of 6% per annum. For more information regarding such note, see “Certain Relationships and Related Transactions, and Director Independence” herein.

The Company’s working capital is negative $601,904 at December 26, 2010 as compared to a negative $2.4 million working capital at December 27, 2009. The large decrease is a result of securing a new mortgage note at the Georgia Park in March 2011. Last year the entire outstanding mortgage of $2,059,286 was classified as current liability.

In December of 2009 the Company completed a private placement (the “Private Placement”) of 20,000,000 Shares of the Company’s at $0.01 per Share from two investors for total consideration of $200,000. The Private Placement was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Regulation D (“Regulation D”) promulgated thereunder. Each investor was an “accredited investor” as that term is defined under Regulation D. One of the investors participating in the Private Placement was the Company’s Chairman and Chief Operating Officer. Proceeds from the Private Placement were used to meet projected cash flow requirements.

The Company redeemed 300,000 Shares under the terms of the Idaho Convenience store sale and corresponding note receivable. The Company issued 300,000 Shares to its directors for their service in 2008 and 2009. Each director received 25,000 Shares per year for two years of service. In addition, the Company awarded a total of 1.5 million Shares to two new officers of the Company during 2009. As a policy, shares issued for service to the Company are valued based on fair market price of shares on the date of issuance. During 2010, the Company awarded 175,000 Shares for their service in 2010.

Total debt related to property mortgages and lines of credit (“LOC”), including current maturities, at December 26, 2010 was $4.3 million versus $4.5 million at year end in 2009. The reduction in debt was a result of our monthly mortgage payments partially offset by higher LOC borrowings as of year end in 2010. The Company borrowed $365,000 on its lines of credit (as compared to $333,000 at year end 2009) leaving us an available LOC balance of $235,000. In December 2009, the Company added a third line of credit for $150,000 bringing our total available lines of credit to $600,000.

Unrestricted cash was $10,000 at year end. Capital spending will be kept to a minimum during the next twelve months as the Company works to improve its financial condition.

At December 26, 2010, the Company had equity of $2,215,754 and total debt of $3,942,408, and a debt to equity ratio of 1.94 to 1. The Company’s debt to equity ratio was 1.88 to 1 as of December 27, 2009

Our principal source of income is from cash sales, which is projected to provide sufficient cash flow to fund operations and service our current debt. During the next twelve to twenty-four months, management will focus on improving the financial condition of the Company.

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

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) they concluded that our disclosure controls and procedures were effective as of December 26, 2010, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

1.

recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms; and

2.

accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Dale Van Voorhis	69	Chief Executive Officer and Director
Jon Laria	50	Chief Financial Officer and Director
Christopher Eastland	38	Director
Jim Meikle	69	Chief Operating Officer and Director
Jeff Lococo	54	Secretary and Director
Tristan Pico	64	Director
Charles Kohnen	43	Director

Dale Van Voorhis

Dale Van Voorhis was appointed as our Chief Executive Officer on January 27, 2011. Mr. Van Voorhis was re-appointed to our board of directors on March 13, 2009, and served as the Company’s Chief Operating Officer from March 28, 2009 until January 27, 2011. Mr. Van Voorhis previously served as a Director of the Company from December 2003 through December 2006. During his previous tenure at Parks! America, Inc., Mr. Van Voorhis served on the Company’s Audit Committee as Chairman and Financial Expert. Dale Van Voorhis previously served as Chief Financial Officer, President and Director of GFAM Management Corporation from December 2003 through December 2006. In addition, Mr. Van Voorhis has been the President of Amusement Business Consultants, Inc., an amusement industry consulting company, since its inception in 1994. Dale Van Voorhis was President and CEO of Funtime Parks Inc. from 1982 until 1994. Funtime Parks consisted of three parks in New York and Ohio and they generated total attendance of 2.6 million visitors in 1993. The Company sold the three parks for $60 million. Mr. Van Voorhis has over forty years experience in the amusement / entertainment industry.

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

Jim Meikle

Jim Meikle was appointed Chief Operating Officer on January 27, 2011 and has been a Director of the Company since May 2006. He also is President of Wild Animal Safari, Inc., and Wild Animal, Inc, wholly owned subsidiaries of the Company. Since 1994, Jim Meikle has served as Vice President of Amusement Business Consultants, Inc., an entertainment industry consulting company based in Ohio. Since 1994, Mr. Meikle has also been the owner of Turk-Meikle Construction, Inc., a general contracting business in Ohio. Mr Meikle has worked in the amusement / entertainment industry for over 45 years in various management operations positions at Cedar Point, Inc. and Funtime Parks, Inc

Jeff Lococo

Jeff Lococo was appointed Secretary of the Company on January 27, 2011 and has been a Director of the Company since May 2006. In 2000, Mr. Lococo joined Great Wolf Resorts Inc. as General Manager of Great Wolf Lodge Sandusky, Ohio. In 2005, Mr. Lococo was appointed Corporate Vice President of Resort Operations for all Great Wolf Lodge Resorts. In this capacity, he was responsible for overseeing seven properties. Mr. Lococo has twenty five years of experience in the entertainment and hospitality industry.

Charles Kohnen

Charles Kohnen was elected to our Board of Directors on Octo 19, 2010. Mr. Kohnen has a diverse business background including experience with planning and executing management strategies for turnaround companies.  From 1998 to 2006 he was Managing Partner of Kohnen Realty Co., a real estate and stock investment company that he co-founded, where he was responsible for all aspects of the business including the coordination of all legal, accounting and buyout issues.  Currently, Mr. Kohnen serves as a Managing Board Member of Teller’s of Hyde Park, Ltd., a privately held restaurant located in Cincinnati, Ohio.  Mr. Kohnen also serves on the Boards of two non-profit organizations and earned a Bachelor of Science degree in General Business from Miami University in Oxford, Ohio.  Mr. Kohnen is 43 years old.

Tristan R. Pico

Tristan Pico has been a director of the Company since March 2006. Mr. Pico served as the Company’s Chief Executive Officer from March 28, 2009 until December 16, 2010. Since 1994, Tristan R. Pico has been a partner of Pico & Associates, a tort litigation firm specializing in construction litigation and product liability. Since 1994, Mr. Pico has also served as a pro bono mediator and arbitrator at the Los Angeles Superior Court. Mr. Pico is a member of the Consumer Attorneys Association of Los Angeles and of the Consumer Attorneys Association of California. Mr. Pico holds a Bachelor of Arts degree from Brigham Young University and a Juris Doctor degree from the University of Southern California’s Gould School of Law.

Reorganization of Officers and Directors

On October 19, 2010 the Company held a Shareholders Meeting (the “Meeting”).  At the Meeting, the shareholders (1) elected all seven of the Company’s director nominees.

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

On December 16, 2010 the Board of Directors terminated Tristan Pico as Chief Executive Officer and Secretary of the Company. Mr. Pico remains a member of the Company’s Board of Directors.

On January 27, 2011 the Company announced the following actions concerning the Company’s executive officers, effective immediately: Dale Van Voorhis was appointed Chief Executive Officer of the Company; James R. Meikle was appointed Chief Operating Officer of the Company and Jeff Lococo was appointed Secretary of the Company.

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

Based on the Company’s review of the forms it has received on reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during the year ended December 26, 2010, no Section 16 Reports were filed late.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, all of whose total annual salary and bonus for the years ended December 26, 2010, December 27, 2009 and December 31, 2008 and exceeded $100,000.

Name & Principal Position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Tristan Pico Chief Executive Officer	2010	$70,000	--	$250	--	--	--	--	$70,250
	2009	$61,250 (2)	--	$10,500	--	--	--	--	$71,750
	2008	--	--	--	--	--	--	--	--

James Meikle President Wild Animal Safari, Inc. and Wild Animal Inc., Director of the Company	2010	$120,000	--	$250	--	--	--	--	$120,250
	2009	$120,000	--	$500	--	--	--	--	$120,500
	2008	$110,833	--	--	--	--	--	--	--

Dale Van Voorhis Chief Operating Officer	2010	$75,000	--	$250	--	--	--	--	$75,250
	2009	$53,812	--	$250	--	--	--	--	$54,062
	2008	$68,667	--	--	--	--	--	--	$68,667

Jon Laria Chief Financial Officer	2010	$50,000	--	$250	--	--	--	--	$50,250
	2009	$38,750	--	$5,250	--	--	--	--	$44,000
	2008	--	--	--	--	--	--	--	--

FORMER OFFICERS
Larry Eastland(3) President and Chief	2010	--	--	--	--	--	--	--	--
	2009	$127,503	--	--	--	--	--	--	--
	2008	$153,833	--	--	--	--	--	--	--

Richard Jackson (4) Chief Financial Officer	2010	--	--	--	--	--	--	--	--
	2009	$45,000	--	--	--	--	--	--	--
	2008	$60,833	--	--	--	--	--	--	--

(1)

Subsequent to the period covered by this report, on January 27, 2011 the Company announced the following actions concerning the Company’s executive officers, effective immediately: Dale Van Voorhis was appointed Chief Executive Officer of the Company; James R. Meikle was appointed Chief Operating Officer of the Company and Jeff Lococo was appointed Secretary of the Company. For more information regarding our Board and Executive Officers see Item 10-“DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE” herein.

(2)

Mr. Pico received $17,000 of this amount as a consulting fee.

(3)

Mr. Eastland resigned from the Company on March 29, 2009.

(4)

Mr. Jackson resigned as Chief Financial Officer on March 28, 2009.

OUTSTANDING EQUITY AWARDS

There were no outstanding equity awards requiring tabular disclosure under this item at December 26, 2010.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 26, 2010. The table below reflects shares issued to directors in 2010.

Name	Fees Earned or Paid in Cash	Stock Awards Shares/	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)		($)	($)

Dale Van Voorhis	--	25,000 ($250)	--	--	--	--	$250

Tristan Pico	--	25,000 ($250)	--	--	--	--	$250

Christopher Eastland	--	25,000 ($250)	--	--	--	--	$250

James Meikle	--	25,000 ($250)	--	--	--	--	$250

Jon Laria	--	25,000 ($250)	--	--	--	--	$250

Jeff Lococo	--	25,000 ($250)	--	--	--	--	$250

Charles Kohnen	--	25,000 ($250)	--	--	--	--	$250

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

Each director was awarded an annual grant of 25,000 Shares for their service to the Company.

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

On December 16, 2010, the Company terminated Tristan Pico as Chief Executive Officer and Secretary of the Company.

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

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of March 20, 2011. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. Unless otherwise indicated, the address of each beneficial owner is care of Parks! America, Inc., 1300 Oak Grove Road, Pine Mountain, GA 31822, unless otherwise set forth below that person's name.

Name of Beneficial Owner	Number of Shares Owned	Percent (2)	Title
Tristan Pico	1,075,000	1.4%	Director
Dale Van Voorhis	11,800,000	16.0%	CEO and Director
Jon Laria	550,000	0.7%	CFO and Director
James Meikle	2,310,000	2.9%	Chief Operating Officer and Director
Christopher Eastland	275,000	0.34%	Director
Jeffrey Lococo	75,000	0.006%	Secretary and Director
Charles Kohnen & Angela Kohnen	12,145,000	16.4%	Director (3)
EDLA FLP (1) 12679 Promontory Road Los Angeles, CA 90049	10,020,000	13.6%
Larry L. Eastland (1) 12679 Promontory Road Los Angeles, CA 90049	139,000	0.2%	Former Director and CEO

(1)

Mr. Eastland resigned as Chairman of the Board of Directors and Chief Executive Officer on March 28, 2009. Mr. Eastland is the general partner and control person of EDLA family limited partnership. Mr. Eastland is also the father of Christopher Eastland, a member of our Board of Directors.

(2)

Based upon 73,781,537 shares of common stock issued and outstanding as of March 20, 2011, assuming except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding.

(3)

Charles Kohnen was elected to the Company’s Board of Directors on October 19, 2010.

The information as to shares beneficially owned has been individually furnished by our respective directors, named executive officers and other stockholders, or taken from documents filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect the Company:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•

Any of our promoters; and

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

Subsequent to the period covered by this report, on March 4, 2011 the Company received an unsecured loan (the “Loan”) in the amount of $50,000 from Dale Van Voorhis, Chairman and CEO of the Company. The Loan has a term of one (1) year and bears interest at the rate of 6% per annum. The Company used the proceeds of the Loan toward the balloon payment due on the Missouri Mortgage.

Director Independence

Of the members of the Company’s board of directors, Chris Eastland and Charles Kohnen are considered to be independent under the listing standards of the Rules of Nasdaq set forth in the Nasdaq Manual.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent registered public accounting firms for the audit and quarterly reviews of our financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended  December 26, 2010 and December 27, 2009, were approximately $48,341 and $52,500, respectively.

Tax Fees

The aggregate fees billed by our independent registered public accounting firms for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 26, 2010 and December 27, 2009, were approximately $9,700 and $0, respectively.

All Other Fees

No other fees were billed by our independent registered public accounting firms for the fiscal years ended December 26, 2010 and December 27, 2009.

Audit Committee Pre-Approval Policies and Procedures

The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor's independence.

ITEM 15. EXHIBITS

3.1

Articles of Incorporation of Great American Family Parks, Inc. dated July 17, 2002 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.2

Amended Articles of Incorporation of Great American Family Parks, Inc. dated January 26, 2004 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.3

Bylaws of Great American Family Parks, Inc. dated January 30, 2004 (incorporated by reference  to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.4

Great American Family Parks 2005 Stock Option Plan dated February 1, 2005 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

21.1

Subsidiaries of the Registrant

23.1

Consent of Silberstein Ungar, PLLC Independent Auditors dated March 25, 2011.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of March 23, 2011 by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

By:  /s/ Dale Van Voorhis

Dale Van Voorhis

Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Dale Van Voorhis
Dale Van Voorhis	Chief Executive Officer and Director	March 23, 2011

By: /s/ Christopher Eastland
Christopher Eastland	Director	March 23, 2011

By: /s/ Jeffrey Lococo
Jeffrey Lococo	Director	March 23, 2011

By: /s/ James Meikle
James Meikle	Director	March 23, 2011

By: /s/ Jon Laria
Jon Laria	Chief Financial Officer and Director	March 23, 2011

By: /s/ Charles Kohnen
Charles Kohnen	Director	March 23, 2011

By: /s/ Tristan R. Pico		March 23, 2011
Tristan R. Pico	Director

ITEM 8. FINANCIAL STATEMENTS

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 26, 2010

PARKS! AMERICA, INC. and SUBSIDIARIES

TABLE OF CONTENTS

__________

Page
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Statement of Stockholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 - F-18

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Parks! America, Inc.

Pine Mountain, Georgia

We have audited the accompanying consolidated balance sheets of Parks! America, Inc. and Subsidiaries as of December 26, 2010 and December 27, 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parks! America, Inc. and Subsidiaries as of December 26, 2010 and December 27, 2009 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 21, 2011

PARKS! AMERICA, INC and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

At December 26, 2010 and December 27, 2009

ASSETS	December 26, 2010	December 27, 2009
Current Assets
Cash – unrestricted	$9,918	$239,969
Cash – restricted	0	38,841
Inventory	76,802	97,967
Prepaid expenses	103,451	77,927
Total Current Assets	190,171	454,704

Property and Equipment, net	6,487,391	6,742,965

Other Assets
Intangible assets, net	3,924	9,943
Deposits	8,500	3,500
Total Other Assets	12,424	13,443

TOTAL ASSETS	$6,689,986	$7,211,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$95,448	$212,748
Accrued expenses	71,114	164,471
Notes payable – lines of credit	365,262	333,000
Current maturities of long – term debt	265,251	2,175,072
Total Current Liabilities	797,075	2,885,291

Long-Term Debt
Long – term obligations (includes discontinued operations debt of $0 and $393,015)	3,677,157	1,953,295

TOTAL LIABILITIES	4,474,232	4,838,586

STOCKHOLDERS’ EQUITY
Common stock; 300,000,000 shares authorized, at $.001 par value; 73,781,537 and 73,606,537 shares issued and outstanding, respectively	73,781	73,606
Capital in excess of par	4,791,081	4,789,506
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(2,645,858)	(2,487,336)
TOTAL STOCKHOLDERS’ EQUITY	2,215,754	2,372,526

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,689,986	$7,211,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 26, 2010 and December 27, 2009

	December 26, 2010	December 27, 2009
NET SALES	$3,383,118	$3,314,921
COST OF SALES	500,876	518,190
GROSS PROFIT	2,882,242	2,796,731

OPERATING EXPENSES
Selling, general and admin	2,485,146	2,567,068
Restructuring charges	0	157,895
Depreciation & amortization	313,858	322,705
TOTAL OPERATING EXPENSES	2,799,004	3,047,668

INCOME (LOSS) FROM OPERATIONS	83,238	(250,937)

OTHER INCOME (EXPENSES)
Other (expenses)	(4,096)	(4,852)
Other income	114,059	69,496
Interest expense	(330,617)	(336,426)
Gain/ (loss) on disposal of assets	(21,106)	(70,540)
Gain on timber sale	0	175,632
Casualty loss on assets	0	(40,413)
TOTAL OTHER INCOME (EXPENSES)	(241,760)	(207,103)

NET LOSS BEFORE INCOME TAXES	(158,522)	(458,040)
PROVISION FOR TAXES	0	0
(LOSS) FROM CONTINUING OPERATIONS	(158,522)	(458,040)
INCOME FROM DISCONTINUED OPERATIONS	0	52,969

NET PROFIT (LOSS)	$(158,522)	$(405,071)

WEIGHTED OUTSTANDING SHARES (in 000's)	73,606	53,451

NET LOSS PER SHARE	$(0.00)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

As of December 26, 2010

	Common Stock		Additional Paid	Treasury	Accumulated
	Shares	Amount	in Capital	Stock	Deficit	Total
Balance, December 31, 2008	52,106,537	$52,106	$4,460,890	$ (250)	$ (2,082,265)	$2,430,481

Shares outstanding correction	(25,000)	(25)	25	-	-	0

Issuance of common stock to directors and officers	1,825,000	1,825	16,425	-	-	18,250

Increase in contributed capital for shareholder debt forgiveness	0	0	131,866	-	-	131,866

Treasury stock returned	(300,000)	(300)	300	(3,000)	-	(3,000)

Issuance of common shares	20,000,000	20,000	180,000	-	-	200,000

Net loss for the period ended December 27, 2009	-	-	-	-	(405,071)	(405,071)

Balance, December 27, 2009	73,606,537	73,606	4,789,506	(3,250)	(2,487,336)	2,372,526

Issuance of common stock to directors and officers	175,000	175	1,575	-	-	1,750

Net loss for the period ended December 27, 2009	-	-	-	-	(158,522)	(158,522)

Balance, December 26, 2010	73,781,537	$73,781	$4,791,081	$ (3,250)	$ (2,645,858)	$2,215,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 26, 2010 and December 27, 2009

	December 26, 2010	December 27, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(158,522)	$(405,071)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense & amortization	313,858	322,705
Forgiven indebtedness note payable - related party	0	(201,861)
Forgiveness and write-off of accrued expenses	(96,865)	0
Decrease in contributed capital for shareholder receivable write-off	0	(62,500)
Increase contributed capital for shareholder debt forgiveness	0	194,366
Share-based compensation	1,750	18,250
Casualty loss due to storm	0	40,413
(Gain)/loss on the disposal of assets	21,106	70,540
Loss on disposal of short-term securities	0	10,500
Changes in Assets and Liabilities
(Increase) decrease in prepaid expenses	(30,524)	22,636
Decrease in inventory	21,165	35,525
Decrease in deposits	0	7,183
Increase (decrease) in accounts payable and accrued expenses	(113,792)	340,467
Net Cash Provided by (Used In) Operating Activities	(40,958)	393,153

Cash Flows from Investing Activities:
Acquisition of property and equipment	(82,915)	(81,859)
(Increase) decrease in restricted cash	38,841	(29)
Proceeds from disposal of assets	9,544	7,260
Net Cash Used In Investing Activities	(35,396)	(74,628)

Cash Flows from Financing Activities:
Proceeds (payments) on lines of credit	32,262	(321,000)
Payments on notes payable	(185,959)	(193,686)
Issuance of common stock	0	200,000
Net Cash Provided (Used In) Financing Activities	(153,697)	(314,686)

Cash Flows From Discontinued Operations	0	163,316

Net Increase (Decrease) in Cash	(230,051)	167,155
Cash at beginning of period	239,969	72,814
Cash at end of period	$9,918	$239,969
Supplemental Cash Flow Information:
Cash paid for interest	$337,692	$332,055
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 26, 2010 and December 27, 2009

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

 The Company owns and operates through wholly-owned subsidiaries two regional theme parks and is in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States.  Our wholly-owned subsidiaries are Wild Animal, Inc., a Missouri corporation (“Wild Animal - Missouri”) and Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal -Georgia”).  Wild Animal -Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”).  Wild Animal - Missouri owns and operates the Wild Animal Safari theme park located in Stafford, Missouri (the “Missouri Park”).

For more information regarding the acquisition of Park Staffing Services LLC (formerly known as tempServe LLC, and referred to herein as “Park Staffing Services”) and its subsequent re-conveyance of Park Staffing Services see note 7. For financial reporting purposes, Parks Staffing Services is presented as a discontinued operation.  The parks are open year round but experience increased seasonal attendance April through August.

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

On March 5, 2008, the Company acquired assets for a Missouri Park outlined in note 7.

On June 11, 2008, the Company changed its name from Great American Family Parks, Inc. to Parks! America, Inc.

On January 1, 2009, the Company re-conveyed Park Staffing Services back to the original owners outlined in note 6 and this business is presented as a discontinued operation.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 26, 2010 and December 27, 2009

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic and diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding in each period.  Potentially dilutive shares, consisting of 14,300,000 warrants, are not included in the calculation of diluted loss per share because their effect is anti-dilutive. All warrants expired during 2010 and none were exercised.

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

Financial and Concentrations Risk:  The Company does not have any concentration or related financial credit risks except for.  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

Principles of Consolidation:  The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries (Wild Animal-Georgia and Wild Animal-Missouri).  Park Staffing Services, LLC is reported as a discontinued operation.  Results of operations and cash flows are included for the period subsequent to the acquisition dates and include the accounts of Wild Animal-Georgia and Wild Animal-Missouri.  All material inter-company accounts and transactions have been eliminated in consolidation.

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

	December 26, 2010	December 27, 2009
Land	$2,507,180	$2,507,180
Buildings	2,895,590	2,876,045
Facilities and improvements and equipment	673,205	634,153
Furniture & Fixtures	72,572	97,033
Ground improvements	755,244	749,945
Park animals	577,050	580,140
Rides and entertainment	22,000	40,000
Vehicles	191,965	171,534
Sub-total	7,694,806	7,656,030
Accumulated depreciation	(1,207,415)	(913,065)
Property and equipment, net	$6,487,391	$6,742,965

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 26, 2010 and December 27, 2009

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Uncertainties: The accompanying financial statements have been prepared on a going concern basis.  The ability of the Company to continue as a going concern during the next twelve months depends on the ability of the Company to generate revenues from operations, to maintain its existing sources of capital and to obtain extensions on existing debt maturities or obtain new sources of financing sufficient to sustain operations.   The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Stock Based Compensation:  Prior to January 1, 2006 the company accounted for stock based compensation under recognition and measurement principles of SFAS No. 123 (ASC 718) and as permitted under APB Opinion No. 25, and related interpretations.  Effective January 1, 2006 the company adopted FAS 123R (ASC 718) using the modified prospective method which recognizes compensation costs on a straight-line basis over the requisite service period of the SFAS No. 123R (ASC 718) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as cash inflows from financing activities and cash outflows from operating activities.  The company also applies SFAS No. 123R (ASC 718) and EITF No. 96-18 stock based compensation to non-employees. No activity has occurred in relation to stock options during any period presented.  Stan Harper returned 5,000,000 stock warrants of the Company as part of the reconveyance of Park Staffing Services back to him. The Company awards shares to its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  The Company recognizes the expense based on the fair market value at time of the grant. Directors are granted 25,000 shares a year for each year of service.

The Board authorized and awarded 1,000,000 shares of stock to Tristan Pico, former Chief Executive Officer, and 500,000 shares to Jon Laria, Chief Financial Officer, as incentives for them joining the Company in 2009.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 26, 2010 and December 27, 2009

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3. LONG-TERM DEBT

	December 26, 2010	December 27, 2009

The Commercial Bank and Trust of Troup County original loan was repaid in monthly installments of $19,250 based on a twenty year amortization schedule. The interest rate on the original loan was 7.75% for the first five years. The original loan matured on November 17, 2010, but terms continue on a month to month basis until the loan closes in 2011. The Company has renegotiated a three year extension and signed a commitment letter in March 2011. The new note will require monthly payments of $18,048.55 based on a 14 year amortization. The loan will have a fixed interest rate of 6.5%, and a balloon payment due in June 2014. The loan is secured by a first priority security agreement and a first priority security deed on the Wild Animal Safari theme park assets.

	$1,987,853	$2,059,286

In addition, Wild Animal Safari, Inc. maintains several lines of credit loans from Commercial Bank & Trust Company of Troup County (CB&T) for working capital purposes which total $600,000.These lines of credit are renewable annually, subject to the satisfactory performance by Wild Animal Safari theme park assets. The lines of credit were drawn down to $365,262 as of December 26, 2010. No credit balances were used as of December 27, 2009. All advances are recorded as current liabilities.

On February 27, 2008, the bank issued a note payable for $22,000 for the purchase of a vehicle with an interest rate of 7.1% per annum. The loan was paid in full in 2009.	-	-

On March 5, 2008 the Company’s wholly owned subsidiary Wild Animal, Inc. issued a note payable to Oak Oak, Inc. in the amount of $1,750,000 for debt incurred in the purchase of the Wild Animal theme park. The note bears interest at 8% and is payable in 36 monthly installments of $12,841, and a final balloon payment at the end of the 3rd year. Wild Animal, Inc. exercised its right to extend the loan for 2 more years in March 2011 in exchange for an additional principal payment of $50,000, in addition to the monthly payment. The note is extended and has a final balloon payment due in full on the 60th payment in March 2013.

	1,706,816	1,723,625

On March 5, 2008 the Company obtained a loan from Commercial Bank & Trust in the amount of $500,000 to improve and upgrade facilities of the Wild Animal theme park in Missouri. The bears interest at a rate of 7.25% and is payable in 60 monthly payments of $9,986.	247,739	345,456

Total Debt	3,942,408	4,128,367
Less current portion of long-term debt	(265,251)	(2,175,072)
Long-term Debt	$3,677,157	$1,953,295

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 26, 2010 and December 27, 2009

3. LONG-TERM DEBT (CONTINUED)

At December 26, 2010 the scheduled future principal maturities for all notes are as follows:

Period Ending:
2011	$265,251
2012	227,939
2013	1,746,469
2014	1,702,749
2015	0
thereafter	0
3,942,408
Less: current portion	(265,251)
Long-term portion	$3,677,157

	December 26, 2010	December 27, 2009
On September 30, 2007, Park Staffing Services, LLC (Subsidiary) issued a note payable to Computer Contract Services, Inc. in the amount of $562,500 for debt incurred in the purchase of the Park Staffing Services temp agency. The note required interest at a rate of 6% and 36 monthly payments of $17,290 beginning January 1, 2008. This loan was re-conveyed on January 1, 2009.	$-	$-

4. STOCKHOLDERS’ EQUITY

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

During the fiscal year ended 2005 the Company completed an offering of 11,128,000 common shares for cash. Included as part of the sale were warrants to purchase 11,128,000 common shares at any time before June 23, 2010 at an exercise price of $0.35.  The Company had estimated the value of the warrants to be approximately $612,040 at the time of issue.  The options were valued using the Black Scholes pricing model. The underlying assumptions used were:  Grant date fair value of $0.30, exercise price of $0.35, risk free rate of 4.23%, volatility of 138.53% and term of 5 years.  Since the stock price has never exceeded the exercise price of $0.35 and the warrants expired in 2010.  None of the warrants were exercised and no value was recognized.

During the year ended December 27, 2009, the Company wrote off a note of $3,000 and the 300,000 shares of common stock that collateralized the note were retired as Treasury shares. The Company recorded the transaction as Treasury Stock for $3,000 and reduced its outstanding shares by 300,000 as of December 27, 2009.

In December 2009 the Company completed a private placement (the “Private Placement”) of 20,000,000 shares of the Company’s common stock (the “Shares”) at $0.01 per Share from two investors for total consideration of $200,000.  Both investors were “accredited investors” as that term is defined under Regulation D (“Regulation D”) of the Securities Act.  The Private Placement was exempt from registration under the Securities Act pursuant to Regulation D.  One of the investors was the Company’s Chairman and Chief Operating Officer.

Proceeds from the Private Placement were used to meet cash flow requirements through the slow season winter season which was the first quarter of 2010.

As policy, capital stock shares issued for service to the Company are valued based on market price on the date of issuance. During 2010, the Company awarded 175,000 shares to seven directors at a fair market value of $0.01 per share or $1,750. This amount was reported as an expense to operations in 2010.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 26, 2010 and December 27, 2009

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer, directors and their controlled entities own approximately 21% of the outstanding common stock of the Company. As of December 31, 2008, the Company owed LEA Management Company (“LEA Management”), which is controlled by Larry Eastland, the Company’s former Chief Executive Officer and Chairman of the Board, $201,861 pursuant to a demand promissory note.  Park Staffing Services provided LEA Management services during 2008 and have accounts receivable of $62,520 as of December 31, 2008 (see Note 6). At March 31, 2009, all amounts were forgiven by the Company and Larry Eastland and the net amount at the time of separation of $131,866 was recorded as additional paid in capital by the Company.

Employment Agreements: During the second quarter of 2008, the Company entered into employment agreements with four of its officers. Among other things, these agreements provides for base annual salaries aggregating $415,000 as compensation for the part-time and full time employment of such officers. The respective agreements each have a five-year term. Salaries will be reviewed annually, and health insurance was provided to one officer. Each of the employment agreements also provides for the payment of additional severance compensation to each officer equal to the remaining salary for the balance of the term of his employment agreement following termination if: (i) the agreement is terminated by the Company without cause (as defined therein), or (ii) terminated by the executive following a change in control (as defined therein). These agreements also entitle the officers to participate in stock option plans to be established by the Company. The contracts also provide for a sale/take-over termination bonuses of $1,050,000 to the four officers.

In connection with his resignation as an officer and director of the Company on March 28, 2009, all bonus provisions under Mr. Eastland’s employment agreement became null and void and no bonus had been earned or accrued on the Company’s books as of that date.

During the Company’s ownership of Park Staffing Services until June 2008, the son-in-law of Mr. Eastland, then Chairman and CEO of the Company was employed as the managing director of Park Staffing at a salary of $120,000 per year. On June 16, 2008, he was terminated and received severance pay equivalent to six months of compensation.

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

In addition, two of the officers were awarded signing bonuses in the aggregate of 1,500,000 shares of restricted common stock of the Company in 2009.

The salaries of all officers are reviewed annually and no changes were made in 2010.

On December 16, 2010 the Board of Directors terminated Tristan Pico as Chief Executive Officer and Secretary of the Company. Mr. Pico remains a member of the Company’s Board of Directors.

Subsequent to the period covered by this report the Company borrowed $50,000 from the Chairman of its Board of Directors. For more information, see Note 13 herein.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 26, 2010 and December 27, 2009

6.  DISCONTINUED OPERATIONS AND RECONVEYANCE OF TEMPSERVE ASSETS, NOW RENAMED PARK STAFFING SERVICES, LLC

On September 30, 2007, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Computer Contact Service, Inc. (“CCS”) to acquire substantially all of the assets of tempSERV (now renamed Park Staffing Services, LLC) (“Park Staffing Services”), then a division of CCS.

Park Staffing Services, which is located in Bakersfield, California, provides temporary industrial, construction, service, and clerical staffing services nationwide.  In addition to the more traditional functions job placement, payroll and personnel administration, Park Staffing Services provides screening, testing, counseling and supervision of its placements.

The acquisition was completed on September 30, 2007.  The Park Staffing Services assets acquired by the Company pursuant to the Asset Purchase Agreement included: (i) certain fixed assets, equipment, fixtures, leasehold improvements located at Park Staffing Service’s  office in Bakersfield, California; (ii) certain intellectual property; (iii) goodwill; and (iv) certain contracts related to the assets acquired by the Company.

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

The purchase price was allocated as follows:
Furniture and fixtures	$50,000
Goodwill	671,000
Continuing contracts	391,500
Covenant not to compete	50,000
Total assets acquired	$1,162,500

Total consideration paid consists of:
Note payable-Computer Contract Service Inc.	$(562,500)
Note payable-EDLA LLC	(200,000)
Cash for purchase	(400,000)
Total Consideration	$(1,162,500)

Cash for purchase	$(400,000)
Cash for operations	(25,000)
Prepaid deposit and insurance	(97,683)
Total consideration paid	$(522,683)

The economic downturn at year end caused major clients of Park Staffing Services to cancel business at year end. Change in regulation of workman’s compensation insurance further impaired the viability of the segment. As a result, on December 30, 2008, an agreement was executed that re-conveyed this segment to CCS, the original owner,  effective January 1, 2009, in exchange for $50,000 cash, 5,000,000 warrants of the Company’s common stock and the outstanding debt balance owing CCS of $393,015. The Company recorded a Loss on Sale of Discontinued Operations of $616,080 at December 31, 2008 to reflect this purchase price.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 26, 2010 and December 27, 2009

6.  DISCONTINUED OPERATIONS AND RECONVEYANCE OF TEMPSERVE ASSETS, NOW RENAMED PARK STAFFING SERVICES, LLC (CONTINUED)

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

7.  ASSET PURCHASE OF LAND AND PROPERTY, NOW NAMED WILD ANIMAL, INC.

On March 5, 2008 the Company entered into an Asset Purchase Agreement with Oak Oak, Inc. to acquire real property and certain assets formally leased and operated by Animal Paradise, LLC for $2 million. (The facilities were renamed Wild Animal, Inc. and the subsidiary was incorporated under Missouri law).

Wild Animal, Inc., located in Strafford, Missouri near Springfield, is a ride-through wild animal park similar to the previously acquired Georgia Park.

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

For the Years Ended December 26, 2010 and December 27, 2009

9. RESTRUCTURING

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

10. COMMITMENTS AND CONTINGENCIES

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 26, 2010 and December 27, 2009

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Proceedings (continued)

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

11. INCOME TAXES

For the period ended December 26, 2010, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $4,763,000 at December 26, 2010, and will expire beginning in the year 2026.

The provision for Federal income tax consists of the following at December 26, 2010 and December 27, 2009:

Federal income tax benefit attributable to:	2010	2009
Current Operations	$53,897	$527,797
Less: valuation allowance	(53,897)	(527,797)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	2010	2009
Net operating loss carryover	$1,619,453	$1,565,556
Less: valuation allowance	(1,619,453)	(1,565,556)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $4,763,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 26, 2010 and December 27, 2009

12. OPERATIONS BY SEGMENT

Year ended December 26, 2010	Theme Parks	Corporate & Unallocated	Intercompany Adjustments	Total Continuing Operations	Park Staffing Discontinued Operations	Total Consolidated
Net revenue	$ 3,383,118	$ -	$ -	$ 3,383,118	$ -	$ 3,383,118
Income from operations	726,538	(643,300)	-	83,238	-	83,238
Income (loss) before income taxes	(200,819)	42,297	-	(158,522)	-	(158,522)

Year ended December 27, 2009	Theme Parks	Corporate & Unallocated	Intercompany Adjustments	Total Continuing Operations	Park Staffing Discontinued Operations	Total Consolidated
Net revenue	$ 3,314,921	$ -	$ -	$ 3,314,921	$ -	$ 3,314,921
Income from operations	679,151	(930,088)	-	(250,937)	-	(250,937)
Income (loss) before income taxes	(206,069)	(251,971)	-	(458,040)	52,969	(405,071)

Assets	December 26, 2010	December 27, 2009
Theme Parks	$2,634,870	$4,202,987
Corporate and unallocated	4,055,116	3,008,125
Total assets	$6,689,986	$7,211,112

13. SUBSEQUENT EVENTS

Subsequent to the period covered by this report, on January 27, 2011 the Company announced the following actions concerning the Company’s executive officers, effective immediately: Dale Van Voorhis was appointed Chief Executive Officer of the Company; James R. Meikle was appointed Chief Operating Officer of the Company and Jeff Lococo was appointed Secretary of the Company.

On March 3, 2011 the Company borrowed $50,000 from its Chairman to make a $50,000 lump sum principal payment on the Oak Oak, Inc. loan that allows the Company to extend its seller financing another two years on the same terms. The loan is due on March 3, 2012, bears 6% interest and is unsecured. See Note 4.

On March 10, 2011, the Company secured refinancing for its Georgia Park with the same lender in the amount of $1,978,365 at 6.5% interest.  The loan is due on May 10, 2014 and is secured by the park assets. See Note 4.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 26, 2010 to March 21, 2011, the date these financial statements were issued, and have determined that it does not have any material subsequent events to disclose in these consolidated financial statements other than those disclosed above.