Form 10-Q
period 2011-03-27
PARKS AMERICA, INC
filed 2011-05-11
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

 X .     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2011

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

As of March 27, 2011, the issuer had 73,781,537 outstanding shares of Common Stock.

ITEM 1.

PARKS! AMERICA, INC and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

March 27, 2011

PARKS! AMERICA, INC and SUBSIDIARIES

TABLE OF CONTENTS

__________

CONSOLIDATED FINANCIAL STATEMENTS

PARKS! AMERICA, INC and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

At March 27, 2011 and December 26, 2010

ASSETS	March 27, 2011	December 26, 2010
Current Assets
Cash – unrestricted	$89,275	$9,918
Inventory	85,618	76,802
Prepaid expenses	81,105	103,451
Total Current Assets	255,998	190,171

Property and Equipment, net	6,430,934	6,487,391

Other Assets
Intangible assets, net	3,476	3,924
Deposits	8,500	8,500
Total Other Assets	11,976	12,424

TOTAL ASSETS	$6,698,908	$6,689,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$60,029	$95,448
Accrued expenses	123,721	71,114
Notes payable – lines of credit	587,562	365,262
Note payable – related party	50,000	0
Current maturities of long – term debt	214,569	265,251
Total Current Liabilities	1,035,881	797,075

Long-term Debt
Long – term obligations	3,638,309	3,677,157

TOTAL LIABILITIES	4,674,190	4,474,232

STOCKHOLDERS’ EQUITY
Common stock; 300,000,000 shares authorized, at $.001 par value; 73,781,537 shares issued and outstanding, respectively	73,781	73,781
Additional paid in capital	4,791,081	4,791,081
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(2,836,894)	(2,645,858)
TOTAL STOCKHOLDERS’ EQUITY	2,024,718	2,215,754

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,698,908	$6,689,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Periods Ended March 27, 2011 and March 28, 2010

	March 27, 2011	March 28, 2010
NET SALES	$$461,504	$$368,282
Sale of animals	14,865	0
TOTAL NET REVENUES	476,369	368,282
COST OF SALES	79,862	81,529
GROSS PROFIT	396,507	286,753

OPERATING EXPENSES
Selling, general and administrative	424,939	437,038
Depreciation and amortization	76,654	78,114
Total Operating Expenses	501,593	515,152

LOSS FROM OPERATIONS	(105,086)	(228,399)

OTHER INCOME (EXPENSES)
Other (expenses)	(153)	(1,684)
Other income	10,853	9,277
Interest expense	(96,650)	(81,261)
Total Other Income (Expenses)	(85,950)	(73,668)

NET LOSS BEFORE INCOME TAXES	(191,036)	(302,067)
PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(191,036)	$(302,067)

WEIGHTED OUTSTANDING SHARES (in 000's)	73,782	73,631

NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

As of March 27, 2011

	Common Stock		Additional Paid	Treasury	Accumulated
	Shares	Amount	in Capital	Stock	Deficit	Total
Balance, December 27, 2009	73,606,537	$73,606	$4,789,506	$(3,250)	$(2,487,336)	$2,372,526

Issuance of common stock to directors and officers	175,000	175	1,575	-	-	1,750

Net Loss for the Period Ended December 26, 2010			-	-	(158,522)	(158,522)

Balance, December 26, 2010	73,781,537	73,781	4,791,081	(3,250)	(2,645,858)	2,215,754

Net Loss for the Period Ended March 27, 2011			-	-	(191,036)	(191,036)

Balance, March 27, 2011	73,781,537	$73,781	$4,791,081	$(3,250)	$(2,836,894)	$2,024,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Periods Ended March 27, 2011 and March 28, 2010

	March 27, 2011	March 28, 2010
Cash Flows from Operating Activities:
Net loss for the period	$(191,036)	$(302,067)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization	76,654	78,114
Changes in Assets and Liabilities:
Decrease in prepaid expenses and taxes	22,346	30,459
(Increase) in inventory	(8,816)	(9,428)
Increase (decrease) in accrued expenses	52,607	(22,284)
(Decrease) in accounts payable	(35,419)	(42,769)
Net Cash Used In Operating Activities	(83,664)	(267,975)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(19,749)	(12,687)
Decrease in restricted cash	0	38,841
Net Cash Provided By (Used In) Investing Activities	(19,749)	26,154

Cash Flows from Financing Activities:
Proceeds from note payable – related party	50,000	0
Proceeds from note payable and lines of credit	222,300	115,000
Payments on note payable and lines of credit	(89,530)	(46,802)
Net Cash Provided Financing Activities	182,770	68,198

Net Increase (Decrease) in Cash	79,357	(173,623)
Cash at beginning of period	9,918	239,969
Cash at end of period	$89,275	$66,346

Supplemental Cash Flow Information:
Cash paid for interest	$86,874	$81,643
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 27, 2011

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

The parks are open year round but experience increased seasonal attendance during the months of April through August.

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

On March 5, 2008, the Company acquired the Missouri Park.

On June 11, 2008, the Company changed its name from Great American Family Parks, Inc. to Parks! America, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 26, 2010. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

MARCH 27, 2011

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

Revenue Recognition:   The major source of income is received from theme park admissions. Theme park revenues from admission fees are recognized upon receipt of the cash at the time of our customers’ visit to the parks.  No theme park ticket sales are made in advance.  Short term seasonal passes are sold primarily during the summer seasons and are negligible to our results of operations and are not material. The Company is currently developing a new product line of selling surplus animals created from the natural breeding process that occurs within the parks. All sales will be reported as a separate line item.

Trade Accounts Receivable:   The theme parks are a cash business. Therefore there are no receivables on the books of the Company.

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

Financial and Concentrations Risk:   The Company does not have any concentration or related financial credit risks except for:  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

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

	March 27, 2011	December 26, 2010
Land	$2,507,180	$2,507,180
Buildings	2,859,906	2,895,590
Facilities and Improvements	694,935	673,205
Furniture & Fixtures & Equipment	126,355	72,572
Ground Improvements	755,244	755,244
Park animals	580,480	577,050
Rides & entertainment	22,000	22,000
Vehicles	168,456	191,965
Sub-total	7,714,556	7,694,806
Accumulated Depreciation	(1,283,622)	(1,207,415)
Total Net Assets	$6,430,934	$6,487,391

Inventory:   Inventory consists of park supplies, and is stated at the lower of cost or market.  Cost is determined on the first-in, first-out method. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 27, 2011

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 27, 2011

3. LONG-TERM DEBT

On March 10, 2011, the Company secured refinancing for its Georgia Park from Commercial Bank and Trust, a division of Synovus Bank (the “New Loan”). The New Loan bears interest at a rate of 6.5% per annum and is payable in monthly payments of $18,049 based on a fourteen year amortization. It matures on May 10, 2014 and it required a loan fee of $2,500. The mortgage is secured by the Georgia Park land, buildings and improvements and most of the park’s assets.  The loan is also guaranteed by The Company.

	March 27, 2011	December 26, 2010

The Commercial Bank and Trust of Troup County original loan was repaid in monthly installments of $19,250 based on a twenty year amortization schedule. The interest rate on the original loan was 7.75% for the first five years. The original loan matured on November 17, 2010, but terms continued on a month to month basis until March 2011. The new note requires monthly payments of $18,048.55 based on a 14 year amortization. The loan has a fixed interest rate of 6.5%, and a balloon payment due in June 2014. The loan is secured by a first priority security agreement and a first priority security deed on the Wild Animal Safari theme park assets.

	$1,978,365	$1,987,853

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

	1,652,400	1,706,816

On March 5, 2008 the Company obtained a loan from Commercial Bank & Trust in the amount of $500,000 to improve and upgrade facilities of the Wild Animal theme park in Missouri. The loan bears interest at a rate of 7.25% and is payable in 60 monthly payments of $9,986.	222,113	247,739

Total Debt	3,852,878	3,942,408
Less current portion of long-term debt	(214,569)	(265,251)
Long-term Debt	$3,638,309	$3,677,157

At March 27, 2011 the scheduled future principal maturities for all notes are as follows:

Period Ending March 27, 2011	$214,569
2012	230,635
2013	1,715,872
2014	1,691,802
2015	-
3,852,878
Less: current portion	(214,569)
Long-term portion	$3,638,309

4. LINES OF CREDIT

Wild Animal Safari, Inc. maintains several lines of credit loans from Commercial Bank & Trust Company of Troup County (CB&T) for working capital purposes which total $600,000. These lines of credit (“LOCs”) are renewable annually, subject to the satisfactory performance by Wild Animal Safari theme park assets. The LOCs were drawn down to $587,562 and $365,262 as of March 27, 2011 and December 26, 2010.  All advances are recorded as current liabilities. The LOC interest rates are tied to prime but have a minimum rate of 6% for $350,000 and 5.5% for the other $250,000.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 27, 2011

5. NOTE PAYABLE – RELATED PARTY

On March 4, 2011 the Company received an unsecured loan (the “Loan”) in the amount of $50,000 from the Chairman and CEO of the Company.  The Loan has a term of one (1) year and bears interest at the rate of 6% per annum.  The Company used the proceeds of the Loan toward the balloon payment due on the Missouri Mortgage. Subsequent to the period covered by this report, in April of 2011, the Loan was repaid in full.

6. STOCKHOLDERS’ EQUITY

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

As policy, capital stock shares issued for service to the Company are valued based on market price on the date of issuance. During 2010, the Company awarded 175,000 shares to seven directors for their service on the Board of Directors at a fair market value of $0.01 per share or $1,750. This amount was reported as an expense to operations in 2010.

7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer, directors and their controlled entities own approximately 38% of the outstanding common stock of the Company as of March 20, 2011.

Employment Agreements:  During the second quarter of 2009, the Board approved separate employment agreements with three officers which provided for annual salaries in the aggregate of $195,000, as compensation for the part-time employment of the officers retroactive to June 1, 2009 for a five-year term.

Three of four previous employment agreements signed in April 2008 were terminated. The one remaining employment contract from April 2008 is for a full time officer and he receives $120,000 pursuant to his continuing employment agreement.

Some of the employment agreements provide for additional severance compensation for the term of the contract if: (i) the agreement is terminated by the Company without cause (as defined therein) or (ii) terminated by the executive following a change in control (as defined therein). These agreements also entitle the officers to participate in stock option plans to be set up. The additional severance compensation totals $435,000.

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

On March 4, 2011 the Company received an unsecured loan (the “Loan”) in the amount of $50,000 from the Chairman and CEO of the Company.  The Loan has a term of one (1) year and bears interest at the rate of 6% per annum.  The Company used the proceeds of the Loan toward the balloon payment due on the Missouri Mortgage. Subsequent to the period covered by this report, in April of 2011, the Loan was repaid in full. See Note 5.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 27, 2011

8. INCOME TAXES

For the period ended March 27, 2011, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $4,945,000 at March 27, 2011 and will expire beginning in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is $1,681,382; however this entire potential asset is reserved as of March 27, 2011.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $4,945,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

9. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 27, 2011 to May 10, 2011, the date these financial statements were issued, and have determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on the Company’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-K for the fiscal year ended December 26, 2010.

Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

The forward-looking information contained in this quarterly is as of the date of filing this report, and we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" herein..

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

As we look at our operations, our principal concern is the Missouri Park which continues to have improving, but unsatisfactory operating results. While we were able to increase sales at the Missouri Park by $27,000 as compared with the slow first quarter of 2010 and 10% in fiscal year 2010 as compared with the 2009, we believe that years of operation under prior owners have resulted in preconceptions about the condition of the Missouri Park that we still have to overcome. We have worked consistently since our acquisition of the Missouri Park in March of 2008 to upgrade the Park’s physical facilities and dramatically improve its food service. The challenge is to bring the public’s perception of the Park in line with its current condition and level of service. We expect that this effort will take time, but that it will yield favorable results. We will continue to focus our efforts to promote the Missouri Park and make such improvements as our capital budget allows.

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

The Company signed a new loan agreement in March 2011 with our primary lending institution which replaces last year’s maturing loan on the Georgia Park for a term of three years (payments are $18,049 per month and are based on a 14-year amortization) at a fixed interest rate of 6.5% (down from previous mortgage payment of $19,250 and fixed interest rate of 7.75%). Our auditors have issued a clean opinion for the year ended December 26, 2010, after qualifying their opinion for each of the last two fiscal years with a “going concern” exception. We believe this is due, in part, to our successful efforts to refinance the maturing mortgage at the Georgia Park.

Results of Operations Three Months Ended March 27, 2011 as Compared to Three Months Ended March 26, 2010

Net Sales

Total net sales for the first three months of 2011 increased $93,222, or 25%, to $461,504. Net sales for the Georgia Park increased 21% to approximately $387,000 as a result of higher revenue per customer. The Georgia Park raised its average revenue per customer by reducing the amount of price discounting during the first quarter of 2011, which resulted in 26% higher revenue per customer. Attendance declined 5% at the Georgia Park reflecting the elimination of discounts offered last year during the slower winter season.

Net sales at the Missouri Park increased $27,000, or 56%, as compared to 2010. Last year, the Missouri Park experienced particularly cold weather during the first quarter of 2010. As a result of last year’s cold weather, the Missouri Park was forced to close 25 days in 2010 (27% of all days in the quarter) versus 17 days during the first quarter of 2011. Missouri’s attendance increased 47% in 2011 versus last year. Traditionally, the first three months of the year is a slower part of the season due to harsh weather and decreased group activity.

Subsequent to the period covered by this report, net sales at the Georgia Park for the month of April 2011 increased approximately $14,000, or 7%, as compared with April of 2010.  Revenue growth occurred despite having a 4% decline in attendance at the Georgia Park during the month. April is traditionally a month that experiences seasonal increase due to spring break for students which was the case for April in both years. The Georgia Park serviced almost as many customers in the month of April as it did during the entire first quarter and generated greater net sales in April 2011 than it did in the entire first quarter of 2011.

The Missouri Park’s net sales in April, 2011 decreased by approximately $6,000, or 15%, versus April of 2010.   In our current fiscal year, as of April 24, 2011, net sales at the Missouri Park increased approximately $16,000, or 17%, as compared to last year for this same four month period of time.

Total cost of sales decreased by $1,667 to $79,862 in 2011 and our operating margin increased from 77% to 82% primarily as a result of higher pricing this year at the Georgia Park.

Total gross profit increased by $109,754 to $396,507 in the first quarter 2011, reflecting the higher pricing at Georgia Park and greater attendance at the Missouri Park as compared to the first quarter of the 2010 fiscal year. The Company is developing a new product line of selling surplus animals created by natural breeding that occurs in the parks. During the first quarter of 2011, the Missouri Park sold surplus animals for $15,000.

The Georgia Park spent approximately the same amount on operating expenses during the first quarter while the Missouri Park spent $22,000 more this year during the first quarter than in the same period last year. The Missouri Park’s operating expenses increased by approximately $22,000 as a result of more advertising cost and higher labor costs in 2011 versus 2010.

The operating margin at the Georgia Park increased by $69,000, a substantial improvement versus the same period last year. The dramatic improvement was generated from higher average revenue per customer due to the elimination of major discounting during January and February of 2011. The operating margin at the Missouri Park increased by $22,000 versus the same period last year, due to a $15,000 in profit from selling surplus animals and also increased attendance in the first quarter of 2011, partially offset by higher operating cost in Missouri.

The following table breaks down our operations by park for 2011 versus 2010:

First Quarter	Georgia Park		Missouri Park		Total
($ in 1,000's)	2011	2010	2011	2010	2011	2010
Net Sales	$387	320	75	48	462	368
Sale of animals	0	0	15	0	15	0
Cost of Sales	(57)	(57)	(23)	(25)	(80)	(82)
Gross Profit	330	263	67	23	397	286
Gross Profit %	85%	82%	69%	48%	83%	78%
SG&A	(215)	(216)	(120)	(98)	(330)	(314)
Depreciation and Amortization	(48)	(49)	(29)	(29)	(77)	(78)
Operating Margin	$67	(2)	(82)	(104)	(15)	(106)
Corporate operating expenses					(90)	(122)
Profit (Loss) from operations					($105)	(228)

Corporate spending decreased $32,000 as a result of reducing executive payroll (the Company eliminated a corporate officer position and combined the responsibilities with the Chairman of the Board position in December 2010) and lower legal expenses during the first quarter of 2011.

The Company reported a loss from continuing operations of $105,086 versus a loss of $228,399 during first quarter of 2010.

The first quarter net loss was $191,036 or $0.00 per share, versus a loss of $302,067, or $0.00 per share last year.

Financial Condition

Management believes that it has improved its operations to the point that it can now generate enough cash to fund its operations, make its mortgage payments and spend modestly on capital improvements in the near-term. Any slowdown in revenue or unusual capital outlays would require us to seek additional capital. In March of 2011 the Company borrowed $50,000 from its Chairman to make a one-time $50,000 lump sum principal payment on the Missouri mortgage that allowed us to extend such loan for an additional two years on the same terms. The Related Party Note  had a term of one year, was unsecured and required interest at a rate of 6% per annum.  Subsequent to the period covered by this report, in April of 2011, the related party note was repaid in full.

The Company’s working capital is negative $779,883 at March 27, 2011 versus negative $606,904 at December 26, 2010. This reflects the slow winter season and added short term borrowings to fund operations during the first quarter of 2011.

Total debt related to property mortgages and lines of credit (“LOC”), including current maturities, at March 27, 2011 was approximately $4.5 million versus $4.3 million at December 26, 2010. The increase in debt was a result of additional short-term borrowings used to fund operations during the traditional slow season. The Company borrowed approximately $638,000 on its lines of credit (as compared to $365,000 at year end 2010) leaving us an available LOC balance of approximately $12,000.

Unrestricted cash was $89,275 at March 27, 2011. Capital spending will be kept to a minimum during the next twelve months as the Company works to improve its financial condition. The Company spent less than $20,000 on assets in the first quarter of 2011.

At March 27, 2011, the Company had equity of $2,024,718 and total debt of $4,490,440, and a debt to equity ratio of 2.22 to 1. The Company’s debt to equity ratio was 1.94 to 1 as of December 26, 2010.

Our principal source of income is from cash sales, which is projected to provide sufficient cash flow to fund operations and service our current debt. During the next twelve to twenty-four months, management will continue to focus on improving the financial condition of the Company.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were effective as of March 27, 2011, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

ITEM 1A. RISK FACTORS

Risk Factors Relating to Our Business:

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

We Are Dependent Upon the Services of Our Executive Officers and Consultants.

Our success is heavily dependent on the continued active participation of our executive officers.  Loss of the services of one or more of these officers could have a material adverse effect upon our business, financial condition or results of operations. In particular, we place substantial reliance upon the efforts and abilities of Dale Van Voorhis, Chairman of the Board of Directors and Chief Executive Officer and Jim Meikle, President of Wild Animal-Georgia and Wild Animal-Missouri, Chief Operating Officer and also a member of the Company’s Board of Directors. The loss of Mr. Van Voorhis or Mr. Meikle's services could have a serious adverse effect on our business, operations, revenues or prospects.

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

PARKS! AMERICA, INC.
May 9, 2011	By:/s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer