Form 10-Q
period 2011-06-26
PARKS AMERICA, INC
filed 2011-08-08
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-Q

(Mark One)

   X  .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2011

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

Yes      . No   X  .

As of August 1, 2011, the issuer had 73,781,537 outstanding shares of Common Stock.

ITEM 1.

PARKS! AMERICA, INC and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2011

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

As of June 26, 2011 and December 26, 2010

ASSETS	June 26, 2011	December 26, 2010
Current Assets
Cash – unrestricted	$174,962	$9,918
Inventory	102,656	76,802
Prepaid expenses	30,303	103,451
Total Current Assets	307,921	190,171

Property and Equipment, net	6,388,807	6,487,391
Other Assets
Intangible assets, net	3,030	3,924
Deposits	8,500	8,500
Total Other Assets	11,530	12,424
TOTAL ASSETS	$6,708,258	$6,689,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$149,980	$95,448
Accrued expenses	98,334	71,114
Notes payable – lines of credit	385,262	365,262
Current maturities of long – term debt	222,560	265,251
Total Current Liabilities	856,136	797,075
Long-term Debt
Long – term obligations	3,569,207	3,677,157
TOTAL LIABILITIES	4,425,343	4,474,232

STOCKHOLDERS’ EQUITY
Common stock; 300,000,000 shares authorized, at $.001 par value; 73,781,537 shares issued and outstanding, respectively	73,781	73,781
Capital in excess of par	4,791,081	4,791,081
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(2,578,697)	(2,645,858)
TOTAL STOCKHOLDERS’ EQUITY	2,282,915	2,215,754
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,708,258	$6,689,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

For the Three and Six Months Ended June 26, 2011 and June 27, 2010

	Three Months	Three Months	Six months	Six months
	Ended June 26,	Ended June 27,	Ended June 26,	Ended June 27,
	2011	2010	2011	2010
NET SALES	$1,212,482	$1,211,793	$1,673,986	$1,580,075
Sale of animals	9,335	5,445	24,200	5,445
TOTAL NET REVENUES	1,221,817	1,217,238	1,698,186	1,585,520
COST OF SALES	177,837	149,409	257,699	230,938
GROSS PROFIT	1,043,980	1,067,829	1,440,487	1,354,582

OPERATING EXPENSES
Selling, general and administrative	650,712	668,765	1,075,651	1,105,803
Loss on disposal of operating assets	0	11,961	0	11,961
Depreciation & amortization	77,742	78,638	154,396	156,752
Total Operating Expenses	728,454	759,364	1,230,047	1,274,516
INCOME FROM OPERATIONS	315,526	308,465	210,440	80,066

OTHER INCOME (EXPENSE)
Other income (expense)	3,985	2,692	14,685	10,285
Interest expense	(61,314)	(87,477)	(157,964)	(168,738)
Total Other (Expense)	(57,329)	(84,785)	(143,279)	(158,453)
NET INCOME (LOSS) BEFORE INCOME TAXES	258,197	223,680	67,161	(78,387)
PROVISION FOR TAXES	0	0	0	0
NET PROFIT (LOSS)	$258,197	$223,680	$67,161	$(78,387)

WEIGHTED SHARES OUTSTANDING (in 000's)	73,782	73,606	73,782	73,606

NET INCOME (LOSS) PER SHARE	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

As of June 26, 2011

	Common Stock		Add'l Paid	Treasury	Accumulated
	Shares	Amount	in Capital	Stock	Deficit	Total

Balance at December 27, 2009	73,606,537	73,606	4,789,506	(3,250)	(2,487,336)	2,372,526
Issuance of common stock to directors and officers	175,000	175	1,575	-	-	1,750
Net Loss for the Period Ended December 26, 2010			-	-	(158,522)	(158,522)
Balance at December 26, 2010	73,781,537	73,781	4,791,081	(3,250)	(2,645,858)	2,215,754
Net Income for the Period Ended June 26, 2011			-	-	67,161	67,161
Balance at June 26, 2011	73,781,537	$73,781	$4,791,081	($3,250)	($2,578,697)	$2,282,915

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Periods Ended June 26, 2011 and June 27, 2010

	June 26, 2011	June 27, 2010
Cash Flows from Operating Activities:
Net income (loss) for the period	$67,161	$(78,387)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense and amortization	154,396	156,752
Loss on the disposal of assets	0	11,961
Changes in Assets and Liabilities
Decrease in prepaid expenses	73,148	59,692
(Increase) in inventory and accounts receivable	(25,854)	(11,466)
Increase (decrease) in accrued expenses	27,220	(48,113)
Increase (decrease) in accounts payable	54,532	(21,899)
Net Cash Provided By Operating Activities	350,603	68,540

Cash Flows from Investing Activities:
Acquisition of property and equipment	(54,918)	(25,300)
Proceeds from asset sales	0	7,324
Decrease in restricted cash	0	38,841
Net Cash Provided By (Used In) Investing Activities	(54,918)	20,865

Cash Flows from Financing Activities:
Borrowings (payments) on lines of credit	20,000	(136,190)
Payments on note payable	(150,641)	(92,696)
Net Cash Used In Financing Activities	(130,641)	(228,886)

Net Increase (Decrease) in Cash	165,044	(139,481)
Cash at beginning of period	9,918	239,969
Cash at end of period	$174,962	100,488

Supplemental Cash Flow Information:
Cash paid for interest	$150,666	169,290
Cash paid for income taxes	$0	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. ORGANIZATION

Parks! America, Inc. (“Parks!” or the “Company”) was originally incorporated on July 30, 1954 as Painted Desert Uranium & Oil Co., Inc. in Washington State.  On October 1, 2002, Painted Desert Uranium & Oil Co., Inc. changed its name to Royal Pacific Resources, Inc. and its corporate domicile to the State of Nevada.

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

On June 13, 2005, the Company acquired the Georgia Park.

On September 30, 2007, the Company acquired assets from tempServe LLC and operated them under a subsidiary named Park Staffing Services until January 1, 2009.

On March 5, 2008, the Company acquired the Missouri Park.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:    Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 26, 2010. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year ..

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

Revenue Recognition:   The major source of income is received from theme park admissions. Theme park revenues from admission fees are recognized upon receipt of the cash at the time of our customers’ visit to the parks.  No theme park ticket sales are made in advance.  Short term seasonal passes are sold primarily during the summer seasons and are negligible to our results of operations and are not material. The Company is currently developing a new product line of selling surplus animals created from the natural breeding process that occurs within the parks. All sales will be reported as a separate line item ..

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

	June 26, 2011	December 26, 2010
Land	$2,507,180	$2,507,180
Buildings	2,879,168	2,895,590
Facilities and Improvements	679,139	673,205
Furniture & Fixtures & Equipment	104,017	72,572
Ground Improvements	755,244	755,244
Park animals	583,805	577,050
Rides & entertainment	22,000	22,000
Vehicles	219,172	191,965
Sub-total	7,749,725	7,694,806
Accumulated Depreciation	(1,360,918)	(1,207,415)
Total Net Assets	$6,388,807	$6,487,391

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

3. LONG-TERM DEBT

On March 10, 2011, the Company secured refinancing for its Georgia Park from Commercial Bank and Trust, a division of Synovus Bank (the “New Loan”). The New Loan bears interest at a rate of 6.5% per annum and is payable in monthly payments of $18,049 based on a fourteen year amortization. It matures on May 10, 2014 and it required a loan fee of $2,500. The mortgage is secured by the Georgia Park land, buildings and improvements and most of the park’s assets.  The loan is also guaranteed by Parks!

	June 26, 2011	December 26, 2010

The Commercial Bank and Trust of Troup County original loan was repaid in monthly installments of $19,250 based on a twenty year amortization schedule. The interest rate on the original loan was 7.75% for the first five years. The original loan matured on November 17, 2010, but terms continued on a month to month basis until March 2011. The new note requires monthly payments of $18,048.55 based on a 14 year amortization. The loan has a fixed interest rate of 6.5%, and a balloon payment due in May 2014. The loan is secured by a first priority security agreement and a first priority security deed on the Wild Animal Safari theme park assets.

	$1,948,785	$1,987,853

In addition, Wild Animal Safari, Inc. maintains several lines of credit loans from Commercial Bank & Trust Company of Troup County (CB&T) for working capital purposes which total $600,000.These lines of credit are renewable annually, subject to the satisfactory performance by Wild Animal Safari theme park assets. The lines of credit were drawn down to $385,262 as of June 26, 2011 and $365,262 as of December 26, 2010.  All advances are recorded as current liabilities.

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

	1,646,889	1,706,816

On March 5, 2008 the Company obtained a loan from Commercial Bank & Trust in the amount of $500,000 to improve and upgrade facilities of the Wild Animal theme park in Missouri. The bears interest at a rate of 7.25% and is payable in 60 monthly payments of $9,986.	196,093	247,739

Total Debt	3,791,767	3,942,408
Less current portion of long-term debt	(222,560)	(265,251)
Long-term Debt	$3,569,207	$3,677,157

3. LONG-TERM DEBT (CONTINUED)

At June 26, 2011 the scheduled future principal maturities for all notes are as follows:

Period Ending June 26, 2011:
2011	$222,560
2012	1,807,372
2013	1,761,835
2014	0
2015	0
thereafter	0
3,791,767
Less: current portion	(222,560)
Long-term portion	$3,569,207

On March 4, 2011 the Company received an unsecured loan (the “Loan”) in the amount of $50,000 from the Chairman and CEO of the Company.  The Loan has a term of one (1) year and bears interest at the rate of 6% per annum.  The Company used the proceeds of the Loan toward the balloon payment due on the Missouri Mortgage. This loan was repaid in full in April 2011.

4. LINES OF CREDIT

Wild Animal - Georgia maintains several lines of credit loans from Commercial Bank & Trust Company of Troup County (CB&T) for working capital purposes which total $600,000. These lines of credit (“LOCs”) are renewable annually, subject to the satisfactory performance by Georgia Park assets. The LOCs were drawn down to $385,262 and $365,262 as of June 26, 2011 and December 26, 2010. All advances are recorded as current liabilities. The LOC interest rates are tied to prime but have a minimum rate of 6% for $350,000 and 5.5% for the other $250,000.

5. NOTE PAYABLE – RELATED PARTY

On March 4, 2011 the Company received an unsecured loan (the “Loan”) in the amount of $50,000 from the Chairman and CEO of the Company. The Loan has a term of one (1) year and bears interest at the rate of 6% per annum. The Company used the proceeds of the Loan toward the balloon payment due on the Missouri Mortgage. The Loan was repaid in full in April 2011.

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

6. STOCKHOLDERS’ EQUITY (CONTINUED)

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

7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer, directors and their controlled entities own approximately 38% of the outstanding common stock of the Company as of June 26, 2011.

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

8. INCOME TAXES

For the period ended June 26, 2011, the Company has reported a profit $67,161 and will utilize a portion of its net operating loss carryforward to offset its tax liability, therefore, we have no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $4,878,000 at June 26, 2011 and will expire beginning in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is $1,658,547; however this entire potential asset is reserved as of June 26, 2011. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $4,878,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

9. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 26, 2011 to August 1, 2011, the date these financial statements were issued, and have determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

The forward-looking information contained in this quarterly is as of the date of filing this report, and we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" herein.

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

As we look at our operations, our principal concern is the Missouri Park which continues to have unsatisfactory operating results. While we were able to increase year-to-date sales at the Missouri Park by $6,000 as compared with the first half of 2010, we believe that years of operation under prior owners have resulted in preconceptions about the condition of the Missouri Park that we still have to overcome. We have worked consistently since our acquisition of the Missouri Park in March of 2008 to upgrade the Park’s physical facilities and dramatically improve its food service. The challenge is to bring the public’s perception of the Park in line with its current condition and level of service. We expect that this effort will take time, but that it will yield favorable results. We will continue to focus our efforts to promote the Missouri Park and make such improvements as our capital budget allows.

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

The Company signed a new loan agreement in March 2011 with our primary lending institution which replaces last year’s maturing loan on the Georgia Park for a term of three years (payments are $18,049 per month and are based on a 14-year amortization) at a fixed interest rate of 6.5% per annum (down from previous monthly mortgage payment of $19,250 and fixed interest rate of 7.75% per annum). Our auditors have issued a clean opinion for the year ended December 26, 2010, after qualifying their opinion for each of the last two fiscal years with a “going concern” exception. We believe this is due, in part, to our successful efforts to refinance the maturing mortgage at the Georgia Park.

Results of Operations

Six Months Ended June 26, 2011 Compared to Six Months Ended June 27, 2010

See the table below for a break-down of operations for each park.

Net Sales

Total net sales for the first six months of the year increased $94,000 to $1.7 million, primarily as a result of higher pricing this year versus the six-month period ended June 27, 2010. Missouri Park revenue increased slightly during the first six months of this year versus the same period in 2010 as a result of a 10% increase in average revenue per visitor. Missouri is offering fewer discounted tickets this year which is improving the average revenue per visitor. Attendance at the Missouri Park declined 18% during the second quarter and 7% year to date as compared with 2010. We believe the significant decline in Missouri’s attendance during the second quarter is a result of the record number of tornados to the south. The Georgia Park increased average revenue per visitor by 14%, however attendance declined by 6% during the first six months of 2011.

Total cost of sales increased $27,000 to $258,000 in 2011, primarily as a result of the higher animal feed purchases at the Missouri Park.

Total gross profit increased $86,000 to $1,440,000 in the first six months of 2011 primarily as a result of the Georgia Park’s gross profit’s increase of $78,000. The Missouri Park’s gross profit increased $8,000 to $225,000 in 2011 versus $217,000 in 2010 as a result of selling more animals in 2011. The higher margin at the Georgia Park reflects higher revenue per visitor in 2011. The Company raised its vehicle rental rates this year as a result of the higher fuel costs.

Operating expenses at the parks decreased $8,000 in 2011 as compared with 2010 at this same period. The Georgia Park increased its operating expenses by $8,000 during the first six months while the Missouri Park lowered its operating cost by $16,000. Georgia spent $18,000 less on advertising and $27,000 more on wages during the first six months of 2011 as compared to 2010. The Missouri Park lowered its advertising spending during 2011 by $27,000 as compared with 2010.

The Company’s operating margin increased $109,000 to $411,000 versus June 27, 2010. The Georgia Park operating margin increase of $72,000 year-to-date was primarily a result of higher revenue per visitor this year. The Missouri Park’s operating margin was a loss of $115,000 year-to-date in 2011, which represented a $37,000 improvement versus the same period in 2010.

The following table breaks down our operations by subsidiary for 2011 versus 2010:

Six Months	Georgia Park		Missouri Park		Total
($ in 1,000's)	2011	2010	2011	2010	2011	2010
Net Sales	$1,397	1,309	277	271	1,674	1,580
Sale of animals	1	0	23	5	24	5
Cost of Sales	(183)	(172)	(75)	(59)	(258)	(231)
Gross Profit	1,215	1,137	225	217	1,440	1,354
Gross Profit %	87%	87%	75%	79%	85%	85%
SG&A	(593)	(585)	(282)	(298)	(875)	(883)
Depr. & Amortization	(96)	(98)	(58)	(59)	(154)	(157)
Loss on sale of assets	0	0	0	(12)	0	(12)
Operating Margin	526	454	(115)	(152)	411	302
Corporate operating expenses					(201)	(222)
Income from operations					$210	80

Second Quarter	Georgia Park		Missouri Park		Total
($ in 1,000's)	2011	2010	2011	2010	2011	2010
Net Sales	$1,010	989	202	223	1,212	1,212
Sale of animals	1	0	8	5	9	5
Cost of Sales	(126)	(115)	(52)	(34)	(178)	(149)
Gross Profit	885	874	158	194	1,043	1,068
Gross Profit %	88%	88%	75%	85%	85%	88%
SG&A	(378)	(369)	(162)	(200)	(540)	(569)
Depr. & Amortization	(48)	(49)	(29)	(30)	(77)	(79)
Loss on sale of assets	0	0	0	(12)	0	(12)
Operating Margin	459	456	(33)	(48)	426	408
Corporate operating expenses					(111)	(100)
Income from operations					$315	308

Quarter Ended June 26, 2011 Compared to Quarter Ended June 27, 2010

Net Sales

Total net sales for the second quarter were $1,200,000 (the same as the second quarter of 2010). The Georgia Park net sales increased $21,000, or 2%, primarily as a result of higher revenue per visitor. Attendance at the Georgia Park decreased 7% during the second quarter as compared to the same period in 2010. Missouri Park revenue decreased by $21,000, or 9%, as a result of an 18% decline in attendance during the quarter versus same period last year. We believe the Missouri Park’s attendance during the second quarter was adversely affected by the record number of tornados occurring in the region during the quarter.

Total cost of sales increased $29,000 to $178,000 during the second quarter of 2011 primarily as a result of overall higher animal food spending at the Missouri Park.

Total gross profit declined $24,000, or 2%, in 2011 to $1.04 million versus $1.068 million in 2010.

Operating expenses decreased $31,000, or 5% in 2011 as compared with 2010’s second quarter. The Georgia Park spent less on advertising in the second quarter but this reduction was offset by more spending on wages and other operating costs. The Missouri Park also spent less on advertising but these savings were offset by higher wages and other operating costs.

The Company’s operating margin increased $18,000, or 4%, in the quarter versus that of the same period in 2010. Last year’s second quarter included a $11,961 loss on disposal of operating assets versus no charges this year. The attendance at both parks declined during the second quarter but net sales remained unchanged as a result of higher revenue per visitor at both parks.

Corporate Spending

Corporate spending decreased $21,000 to $201,000 during the first six months of 2011. Management continues to seek ways to be more cost effective with its overhead spending. This year’s corporate salaries are $35,000 lower as a result of eliminating a $70,000 per year Executive position in December 2010. Last year’s second quarter’s corporate spending benefited from negotiating and settling outstanding legal and accounting bills for $40,000 less than the amount that the Company had originally been billed and accrued. The favorable settlement was recorded as a credit to professional fees in the second quarter of 2010.

The Company reported a net profit from operations of $67,161, or $0.00 per share, for the six months ended June 26, 2011 as compared to a net loss of $78,387, or $0.00 per share, for the six months ended June 27, 2010. The combined operating margins from the Parks increased $86,000 this year as compared to the first half of 2010.

The Company reported a net profit of $258,197, or $0.00 per share, for the second quarter of 2010 as compared with a net profit of $223,680, or $0.00 per share, for this quarter last year. This year’s second quarter profit reflected slightly lower operating profit from the parks but this was more than offset by lower Selling, General and Administrative spending as well as lower interest cost. The renegotiated Georgia mortgage has a new interest rate of 6.5% versus old rate of 7.75% saving the Company more than $24,000 annually.

Financial Condition

Management believes that it has improved its operations to the point that it can now generate enough cash to fund its operations, make its mortgage payments and spend modestly on capital improvements in the near-term. Any slowdown in revenue or unusual capital outlays would require us to seek additional capital. In March of 2011 the Company borrowed $50,000 from its Chairman to make a one-time $50,000 lump sum principal payment on the Missouri mortgage that allowed us to extend such loan for an additional two years on the same terms. This $50,000 related party note (the “Related Party Note”) has terms similar to the Company’s line of credit with a commercial bank and is unsecured and bears interest at a rate of 6% per annum. The related party note was repaid in full in April 2011.

The Company’s working capital is negative $548,215 at June 26, 2011 versus negative $606,904 at December 26, 2010. This working capital improvement is a direct result of the year to date profit of $67,161.

Total debt related to property mortgages and lines of credit (“LOC”), including current maturities, at June 26, 2011 was $4.177 million versus $4.308 million at December 26, 2010. The decrease in debt was a result of paying an additional $50,000 principal payment on its Missouri Park note as well as its regular debt repayments. The Company owed $385,000 on its lines of credit (as compared to $365,000 at year end 2010) leaving us an available LOC balance of $215,000.

Unrestricted cash was $175,000 at June 26, 2011. Capital spending will be kept to a minimum during the next twelve months as the Company works to improve its financial condition. The Company spent $55,000 on assets in the first six months of 2011.

At June 26, 2011, the Company had equity of $2,282,915 and total debt of $4,177,029, and a debt to equity ratio of 1.83 to 1. The Company’s debt to equity ratio was 1.94 to 1 as of December 26, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

●

that a broker or dealer approve a person's account for transactions in penny stocks; and

●

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock  to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●

obtain financial information and investment experience objectives of the person; and

●

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●

sets forth the basis on which the broker or dealer made the suitability determination; and

●

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
July 29, 2011