Form 10-KT
period 2011-10-02
PARKS AMERICA, INC
filed 2011-12-29
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

      . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  X . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from December 27, 2010 to October 2, 2011

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

The aggregate market value of the issued and outstanding stock held by non-affiliates of the registrant, based upon the most recent sale of the Company's common stock at a price of $0.02 per share, was approximately $650,131. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of December 16, 2011, the issuer had 73,781,537 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER, 2011

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

Our philosophy is to acquire existing theme park properties with the following primary criteria in mind:

- Properties that have an operating history;

- Properties where our management team believes the potential exists to increase profits and operating efficiencies; and

- Properties where there is additional, underutilized land upon which to expand operations.

We believe that acquisitions should not unnecessarily encumber the Company with debt that cannot be justified by current operations.  By using a combination of equity, debt and other financing options, we intend to carefully monitor shareholder value in conjunction with our pursuit of growth.

Our common shares are traded on the OTC Bulletin Board under the symbol, “PRKA.”

For an overview of our business operations, see MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS herein.

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

In addition to the animal environments, the Georgia Park contains a gift shop, an ice cream parlor, an arcade, a picnic and group recreation area, lakes, a pavilion and concession stands. We sell food and beverages in our restaurant, and gift items from the gift shop to include shirts and hats, specialty items, educational books and toys about animals of the world, other toys, authentic gifts from various continents (e.g. ostrich eggs, hides and skins) and other family oriented items. We also operate a Noble Roman’s Pizza franchise and a Tuscano’s Italian Subs franchise at the Georgia Park. Also within the Georgia Park is our reptile house, located next to our petting zoo, featuring reptiles from several continents.

Wild Animal - Georgia’s growth plans are predicated upon our ongoing upgrade of the physical plant, which will make it more attractive to visitors; and our development of unused acreage surrounding the park.

A majority of Wild Animal -Georgia’s animals are born in the Georgia Park. The animals we acquire are generally purchased domestically. We rarely import animals. Auctions and sales of animals across the United States occur often and we may acquire animals in these auctions if we see an opportunity to enhance our Parks. We sell animals from time to time as a result of the recent growth in the number of animals in the Georgia Park created by natural breeding that occurs in the Park, and these proceeds are recorded as revenue.  The Company had $20,253 in receivables at October 2, 2011 from the sale of animals.

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

Wild Animal, Inc. – The Missouri Park

Wild Animal – Missouri purchased the Missouri Park as of March 5, 2008. The Missouri Park is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and 45 miles north of Branson. The Missouri Park is a ride-through wild animal park with five-mile course permitting access to 700 animals of approximately 65 different species. Most of the animals roam wild throughout the natural habitat. Visitors to the Missouri Park are able to observe, photograph, and feed the animals from their own cars as they drive. Some animals are contained in special fenced-in areas within natural habitats. Other animals are located in a more traditional zoo-like atmosphere. In addition, the park offers a gift shop, a food and beverage area and a petting zoo.

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

Risk Factors Relating to Our Business:

We Have a Limited Operating History

We have a limited operating history.  We have been officially operating under our current business plan of acquiring theme parks since 2003, when we reached a preliminary agreement to purchase the Georgia Park. Subsequently in 2003, the Company gained control of Royal Pacific Resources and changed its name to Great American Family Parks. Our purchase of the Georgia Park was not completed until June of 2005. The Missouri Park was purchased in March of 2008. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the startup and growth of a new business, and the competitive environment in which we will operate. Our success is dependent upon the successful financing and development of our business plan. No assurance of success is offered. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations.

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

Significant Amounts of Additional Financing May Be Necessary For the Implementation of Our Business Plan.

The Company may require additional debt and equity financing to pursue its acquisition strategy. Given its limited operating history, there can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to curtail substantially our expansion plans. Furthermore, the issuance by the Company of any additional securities would dilute the ownership of existing shareholders and may affect the price of our common stock.

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

We Face Strong Competition from Numerous Entertainment Alternatives.

In addition to competing with other themed and amusement parks, our venues compete with other types of recreational venues and entertainment alternatives, including but not limited to movies, sports attractions, vacation travel and video games. There can be no assurance that we will successfully differentiate ourselves from these entertainment alternatives or that consumers will consider our entertainment offerings to be more appealing than those of our competitors. The development of technology-based entertainment has provided families with a wider selection of entertainment alternatives close to or in their homes, including home entertainment units, online gaming, and video game parlors. In addition, traditional theme parks have been able to reduce the cost and increase the variety of their attractions by implementing technologies that cannot be readily incorporated by wild animal parks such as the Georgia Park or the Missouri Park.

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

In addition to the animal environments, the Georgia Park contains a gift shop, an ice cream parlor, an arcade, a picnic and group recreation area, lakes, a pavilion and concession stands. We sell food and beverages in our restaurant, and gift items from the gift shop to include shirts and hats, specialty items, educational books and toys about animals of the world, other toys, authentic gifts from various continents (e.g. ostrich eggs, hides and skins) and other family oriented items. We also operate a Noble Roman’s Pizza franchise and a Tuscano’s Italian Subs franchise at the Georgia Park. Also within the Georgia Park is our reptile house which is located next to our petting zoo and features reptiles from several continents.

Wild Animal, Inc. – The Missouri Park

Wild Animal – Missouri purchased the Missouri Park as of March 5, 2008. The Missouri Park is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and 45 miles north of Branson. The Missouri Park is a ride-through wild animal park with a five-mile course permitting access to 700 animals of approximately 65 different species. Most of the animals roam wild throughout the natural habitat. Visitors to the Missouri Park are able to observe, photograph, and feed the animals from their own cars as they drive. Some animals are contained in special fenced-in areas within natural habitats. Other animals are located in a more traditional zoo-like atmosphere. In addition, the park offers a gift shop, a food and beverage area and a petting zoo.

ITEM 3.  LEGAL PROCEEDINGS

On May 16, 2011 the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“USDA APHIS”) issued a citation to the Company alleging violations of certain USDA APHIS regulations and assessed a penalty in the amount of $76,857.  The Company is defending itself with respect to these allegations and on July 8, 2011 submitted a reply to the USDA APHIS citation containing, among other things, mitigating factors which the Company believes should be considered in determining the amount of the fine. As of October 2, 2011 USDA APHIS has not responded to the Company. The Company has set a reserve of $76,857 for this potential exposure.  The Company also is addressing the compliance issues raised in the citation and is implementing new operational controls to address these issues.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTCBB under the symbol "PRKA". Effective June 25, 2008, the Company's quotation symbol on the Over-the-Counter Bulletin Board was changed from GFAM to PRKA. The table below sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the OTCBB. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits. As of October 2, 2011, there were 73,781,537 Shares outstanding held by approximately 3,300 stockholders of record. This does not reflect those shares held beneficially or those shares held in "street" name.

		High	Low

2011	First Quarter	$0.04	$0.004
	Second Quarter	$0.02	$0.0064
	Third Quarter	$0.03	$0.02

2010	First Quarter	$0.020	$0.015
	Second Quarter	$0.030	$0.010
	Third Quarter	$0.020	$0.010
	Fourth Quarter	$0.010	$0.006

2009	First Quarter	$0.04	$0.006
	Second Quarter	$0.10	$0.006
	Third Quarter	$0.02	$0.04
	Fourth Quarter	$ 0.01	$0.0275

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

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on the Company’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our consolidated financial statements for the period ended October 2, 2011 provided in this annual report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

As we look at our operations for the period ended October 2, 2011, our principal concern is the Missouri Park which continues to have improving, but unsatisfactory operating results.  We increased net revenue at the Missouri Park by $97,000, or 16%, for the nine months ended 2011 versus 2010. The Missouri Park increased its animal sales by $43,000 this year versus last year same period. The Missouri Park’s operating margin was a very slight loss of $1,584 as compared to an operating loss of $53,014 for the same period last year.

We believe that years of operation under prior owners have resulted in preconceptions about the condition of the Missouri Park that we still have to overcome. We have worked since our acquisition of the Missouri Park in March of 2008 to upgrade the Park’s physical facilities and dramatically improve its food service. The challenge is to bring the public’s perception of the Park in line with its current condition and level of service. We expect that this effort will take time, but that it will yield favorable results. We will continue to focus our efforts to promote the Missouri Park and make such improvements as our capital budget allows.

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

The Company signed a new loan agreement in March, 2011 with our primary lending institution which replaced our maturing loan on the Georgia Park for a term of three years (based on a 14-year amortization) at an interest rate of 6.5% (down from previous mortgage rate of 7.75%). Our auditors have issued a clean opinion for the second year in a row, after qualifying their opinion for each of 2008 and 2009 with a “going concern” exception. We believe this is due, in part, to our successful efforts to refinance the maturing mortgage at the Georgia Park in March 2011.

Results of Operations For the Nine Month Period Ended October 2, 2011 as Compared to Nine Month Period Ended September 26, 2010

Change in Fiscal Year End: The Company changed its fiscal year-end from December 31 to September 30, and its quarterly close dates to the closest Sunday to the end of each reporting period. For the year 2011, the closest Sunday to September 30 was October 2.  This decision was made to align the Company’s fiscal periods more closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season which typically begins at Spring Break and runs through Labor Day.

The nine month period from December 27, 2010 through October 2, 2011 includes 40 weeks of operation as compared with 39 weeks from December 27, 2009 through September 26, 2010. The week ending October 2, 2011 generated revenue of $46,000, or 1.5% of total revenue reported for the nine months ended 2011. Of course offsetting this revenue were the cost to operate the parks this week such as labor, cost of sales, maintenance and supplies.  The net impact of this extra week in 2011 is immaterial to the reported results.

Total Net Revenues

The Company’s total net revenues for the nine month period ended October 2, 2011 increased $159,000, or 6%, to $3,020,254 versus the nine month period ended September 26, 2010. Both parks increased revenue during the nine month period, led by the Missouri Park’s revenue growth of $97,000 discussed above. The revenue growth of $62,000 at Georgia Park was a result of higher revenue per customer. Attendance at the Georgia Park declined by 10% this year versus 2010 while the Missouri Park attendance decreased by 7% versus 2010. Both parks generated higher revenue per customer in 2011 as a result of higher admission pricing and more cross-selling of other products and services. As stated above, net sales benefited by reporting an extra week which added almost $46,000 to 2011 net sales. Excluding this extra week of revenue, net sales increased by 4% in 2011 as compared with the same 39 week period in 2010.

The following table breaks down our operations by subsidiary for 2011 versus 2010:

Nine Months	Georgia Park		Missouri Park		Total
($ in 1,000's)	2011	2010	2011	2010	2011	2010
Total Net Sales	$2,308	2,246	712	615	3,020	2,861
Operating Expenses	1,475	1,414	714	668	2,189	2,082
Operating Margin	$833	832	(2)	(53)	831	779
Margin %	36%	37%	0%	-9%	28%	27%
Corporate operating expenses					$341	386
Profit from operations					$490	$393

Operating Expenses

The 2011 operating margin at the Georgia Park increased slightly to $833,000 versus the 2010 margin as a result of higher revenues.  However, operating costs at the Georgia Park increased $61,000 to nearly $1.5 million as a result of recording a $76,857 charge associated with fines assessed by the United States Department of Agriculture (USDA) in May 2011 for alleged violations and deficiencies in maintaining and operating the Georgia Park.. During July 2011, the Company filed an appeal seeking relief of these assertions. The USDA has yet to respond to our appeal as of this filing.  The Company has set a reserve of $76,857 for this potential exposure.  The Company also is addressing the compliance issues raised in the citation and is implementing new operational controls to address these issues.  See LEGAL PROCEEDINGS herein.

Labor cost at the Georgia Park increased by 8% during 2011 and this increase was nearly offset by lower advertising costs which declined by 7%.  Also, the cost of fuel increased by $22,000 this year at Georgia Park, as a result of higher gas prices. The higher fuel cost was mostly offset by lower cost of sales in the gift shop.

The Missouri Park’s operating margin improved by $51,000 to nearly break even this year as compared to a loss of $53,014 for the same nine month period in 2010. The primary reason for this improvement was a $44,000 increase in the sale of animals from the Missouri Park.  Sales of animals born in the Park are a new source of revenue that we began developing last year. While higher revenue per customer generated an additional $53,000 in net sales during 2011 as compared with this same period in 2010, this increase in revenue was primarily offset by greater spending on labor, advertising and fuel cost which increased by $10,000, $30,000 and $7,000, respectively, in 2011. The Company’s goal for the Missouri Park is to break even next year.

Corporate Expenses and Other

Corporate spending declined $45,000 to $341,430 during 2011 primarily as a result of eliminating one officer position in December 2010. The Corporate staff reduction saved the Company $53,000 for the first 9 months of 2011. The reduction in Executive payroll was partially offset by slightly higher travel spending in 2011 as the Executive team has made a concerted effort to invest more time on site developing the staff at the parks.

Interest Cost

Interest expense was $238,304, a decline of $21,000 as compared with the first nine months of 2010. This reduction was a result of negotiating a lower rate on the renewal of the Georgia mortgage and the benefit of having lower total debt outstanding this year versus 2010.

Net Income and Income Per Share

The Company’s net income increased $123,253, or 84%, to a profit of $269,598, or $0.00 per share and fully diluted per share, for the nine months ended October 2, 2011 as compared with a profit of $146,345, or $0.00 per share and fully diluted per share, in 2010.  The operating margin from both parks netted the Company over $52,000, or 7%, more in operating profit in 2011; Corporate spending was $45,000 lower in 2011 as compared to 2010 as discussed above; and Interest cost declined $21,000 as compared to the first nine months of 2010.

Results of Operations For The Three Month Period Ended October 2, 2011 as Compared to Three  Month Period Ended September 26, 2010

Total Net Revenues

The Company’s total net revenues for the three month period ended October 2, 2011 increased $46,000, to $1,322,068 versus the three month period ended September 26, 2010. This increase is a result of reporting 14 weeks of operation during this quarter as compared to the typical 13 weeks during a quarter. Both parks recorded lower attendance which was mostly offset by higher revenue per customer. Attendance during this quarter declined 15% and 7% for the Georgia Park and Missouri Park, respectively. However, increased admission pricing and more cross selling of other products and services during this three month period mostly offset the decline in attendance because of the overall higher revenue per customer. The Company believes that the heat wave that blistered the Midwest this July and August contributed to the reduction in attendance. Both parks experienced many days with heat index over 100 degrees.

Net sales at the Georgia Park declined $27,000 while total net sales at the Missouri Park increased $73,000 during the period as compared to 2010. Missouri net sales benefited from an increase in proceeds from the sale of animals totaling $24,000 and higher revenue per customer during this period in 2011.

The following table breaks down our operations by subsidiary for 2011 versus 2010:

Three Months Ended	Georgia Park		Missouri Park		Total
($ in 1,000's)	2011	2010	2011	2010	2011	2010
Total Net Sales	$910	$937	$412	$339	1,322	1,276
Operating Expenses	603	559	299	240	902	799
Operating Margin	307	378	113	99	420	477
Margin %	34%	40%	27%	29%	32%	37%
Corporate operating expenses					140	164
Profit from operations					$280	$313

Operating Expenses

The operating margin at the Georgia Park decreased $71,000 to $307,000 versus 2010 as a result of higher operating expenses during the quarter. The increase in Georgia operating expenses can be attributed to the USDA fine of $76,857 which has been accrued but is under appeal. Excluding the USDA fine reported during this period, the Georgia operating margin would have increased by approximately $6,000 on slightly lower revenue during the period. The operating expenses increased at the Missouri Park by $59,000 as a result of higher labor and advertising expenses. However, the operating margin at the Missouri Park increased by $14,000 as a result of higher net sales.

Corporate Expenses and Other

Corporate spending declined $24,000 to $140,000 during this period primarily as a result of eliminating one officer position in December 2010 and lower professional fees. The Corporate staff reduction saved the Company $53,000 for the first 9 months of 2011, or $17,500 each quarter in 2011.

Interest Cost

Interest expense was $80,340, a decline of nearly $11,000 as compared with the same quarter of 2010. This reduction was a result of negotiating a lower rate on the renewal of the Georgia mortgage and the benefit of having lower total debt outstanding this year versus 2010.

Net Income and Income Per Share

The Company’s net income for the last three months decreased $22,295, or 10%, to a profit of $202,437, or $0.00 per share and fully diluted per share, as compared with a profit of $224,732, or $0.00 per share and fully diluted per share, in 2010.  Excluding the impact of accruing the USDA fine, the parks core operations performed slightly better in the last three months of 2011 as compared to the same period in 2010 despite lower attendance during the quarter.

Liquidity and Capital Resources

Management believes that it has improved its operations to the point that it can now generate enough cash to fund its operations, make its mortgage payments and spend modestly on capital improvements in the near-term. Any slowdown in revenue or unusual capital outlays would require us to seek additional capital. In March 2011 the Company borrowed $50,000 from its Chairman to make an additional onetime $50,000 lump sum principal payment on the Missouri mortgage that allowed us to extend this seller financing another two years on the same terms. This $50,000 related party note had terms similar to its CB&T line of credit. The related party note was repaid in April 2011. It has a term of one year, is unsecured and bears interest at a rate of 6% per annum. For more information regarding such note, see “Certain Relationships and Related Transactions, and Director Independence” herein.

The Company’s working capital is negative $360,739 at October 2, 2011 as compared to a negative $606,904 working capital at December 26, 2010. The improvement in our working capital reflects the positive cash flow generated during the nine month period ended October 2, 2011.

Total debt related to property mortgages and lines of credit (“LOC”), including current maturities, at October 2, 2011 was $3.8 million as compared with $4.3 million at December 26, 2010. The reduction in debt was a result of our positive cash flow being used to pay down the LOC from$365,262 to $42,000 as of October 2, 2011. In addition, the Company paid a onetime $50,000 lump sum principal payment on its Missouri mortgage and extended this seller financing another two years. The Company has $558,000 available on its lines of credit to fund operations during the next two quarters.

The Company continues to explore opportunities to refinance its mortgages on a more permanent basis than we currently have in place.

At October 2, 2011, the Company had equity of $2,485,352 and total debt of $3,787,901 and a debt to equity ratio of 1.52 to 1. The Company’s debt to equity ratio was 1.94 to 1 as of December 26, 2010.

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

Our financial statements and related notes are set forth at pages F-1 through F-16.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) they concluded that our disclosure controls and procedures were effective as of October 2, 2011, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

1.

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and

3.

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

ITEM 9B.  OTHER INFORMATION

On September 16, 2011, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to September 30, to align its fiscal periods more closely with the seasonality of its business.  The Company will continue fiscal and quarterly reporting using a 52/53 week fiscal year and the fiscal year shall end on the Sunday that falls closest to September 30.

As of January 17, 2011, the Board of Directors the Company’s Bylaws to require that any person standing for election as a director who fails to receive an affirmative majority vote at a shareholder’s meeting shall cease to be a director as of the conclusion of such meeting.  The amendment replaced Section 4.5 of the Company’s by-laws with the following provision.

Section 4.5

(c) Election.  In any election of directors, the candidates elected are those who receive a majority of votes cast by the shares entitled to vote in the election, up to the number of directors to be elected.

In any such election of directors, any person standing for election as a director who fails to receive the affirmative vote of a majority of the shares present at a meeting of the shareholders, in person or by proxy, shall not be or shall cease to be (as applicable) a member of the Board of Directors as of the conclusion of such shareholders’ meeting.  In the event that at least that number of persons standing for election as would constitute a majority of the number of directors to be elected do not each receive the affirmative vote of a majority of the shares present at the meeting, then no person standing for election as a director shall have been elected

Any such failure by the shareholders to elect at least a majority of the number of directors to be elected shall result in the continuation of the term of those directors serving prior to such election until a new election of directors satisfying the requirements of this provision has been held.

The full text of the Bylaws, as amended, is filed as an exhibit to this report.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Dale Van Voorhis	70	Chief Executive Officer and Director
Jon Laria	51	Chief Financial Officer and Director
Christopher Eastland	39	Director
Jim Meikle	70	Chief Operating Officer and Director
Jeff Lococo	54	Secretary and Director
Tristan Pico	64	Director
Charles Kohnen	43	Director

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

Charles Kohnen

Charles Kohnen has been a director of the Company since October 19, 2010. Mr. Kohnen has a diverse business background including experience with planning and executing management strategies for turnaround companies.  From 1998 to 2006 he was Managing Partner of Kohnen Realty Co., a real estate and stock investment company that he co-founded, where he was responsible for all aspects of the business including the coordination of all legal, accounting and buyout issues.  Currently, Mr. Kohnen serves as a Managing Board Member of Teller’s of Hyde Park, Ltd., a privately held restaurant located in Cincinnati, Ohio.  Mr. Kohnen also serves on the Boards of two non-profit organizations and earned a Bachelor of Science degree in General Business from Miami University in Oxford, Ohio.  Mr. Kohnen is 43 years old.

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

Involvement in Certain Legal Proceedings

Except as set forth below, during the past ten years none of the following events have occurred with respect to any of our directors or executive officers or any of the persons nominated by our board to become a director of the Company.

1.      A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.      Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.      Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.   Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.      Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

5.      Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.      Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.      Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.  Any Federal or State securities or commodities law or regulation; or

ii.  Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or

iii.  Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.      Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

On December 16, 2010 the Board of Directors terminated Tristan Pico as Chief Executive Officer and Secretary of the Company.  Mr. Pico remains a member of the Company’s Board of Directors and a member of the Company’s Audit Committee.

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

Effective December 7, 2011 Tristan Pico was appointed to serve as a member of the audit committee.

The Audit Committee met once in the twelve-month period ended October 2, 2011.

Compensation Committee

Our Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. The Compensation Committee is composed of the following members:

Jeff Lococo

Christopher Eastland

Charles Kohnen

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

Based on the Company’s review of the forms it has received on reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during the year ended October 2, 2011, no Section 16 Reports were filed late.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, all of whose total annual salary and bonus for the years ended October 2, 2011, December 26, 2010 and December 27, 2009 and exceeded $100,000.

Name & Principal Position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Meikle President Wild Animal Safari, Inc. and Wild Animal Inc., Director of the Company	2011	$ 90,000							$ 90,000
	2010	$120,000		$250					$120,250
	2009	$120,000		$500					$120,500

Dale Van Voorhis	2011	$ 66,250							$66,250
Chief Operating Officer	2010	$75,000		$250					$75,250
	2009	$53,812		$250					$54,062

Jon Laria	2011	$37,500							$37,500
Chief Financial	2010	$50,000		$250					$50,250
Officer	2009	$38,750		$5,250					$44,000

FORMER OFFICERS Tristan Pico CEO (1)	2011
	2010	$70,000							$70,000
	2009	$61,250		$10,500					$71,750

Larry Eastland(2) President and Chief	2011
	2010
	2009	$127,503		--

Richard Jackson (3) Chief Financial Officer	2011
	2010
	2009	$45,000

(1)

Mr. Pico was terminated as the Company’s Chief Executive Officer on December 16, 2010. Mr. Pico is still a member of the Company’s Board of Directors.

(2)

Mr. Eastland resigned from the Company on March 29, 2009.

(3)

Mr. Jackson resigned from the Company on March 28, 2009.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended October 2, 2011. The table below reflects shares issued to directors in 2010.

Name	Fees Earned or Paid in Cash	Stock Awards Shares/	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)		($)	($)
Dale Van Voorhis		25,000 ($250)	--	--	--	--	$250

Tristan Pico		25,000 ($250)	--	--	--		$250

Christopher Eastland	--	25,000 ($250)	--	--	--	--	$250

James Meikle		25,000 ($250)	--	--	--	--	$250

Jon Laria		25,000 ($250)					$250

Jeff Lococo	--	25,000 ($250)	--	--	--	--	$250

Charles Kohnen		25,000 ($250)					$250

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

On December 16, 2010 the Company terminated Tristan Pico as Chief Executive Officer and Secretary of the Company.

The salaries of all officers are reviewed annually.

Stock Option and Award Plan

A Stock Option and Award Plan (the “Plan”) providing for incentive stock options and performance bonus awards for executives, employees, and directors was approved by our Board of Directors on February 1, 2005, and will be presented to the shareholders for approval. The Plan sets aside five million (5,000,000) shares for award of stock options, including qualified incentive stock options and performance stock bonuses. To date, no grants or awards have been made pursuant to the Plan and the Company did not submit the Plan to the Company’s shareholders at the last meeting of shareholders.

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of October 2, 2011. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. Unless otherwise indicated, the address of each beneficial owner is care of Parks! America, Inc., 1300 Oak Grove Road, Pine Mountain, GA 31822, unless otherwise set forth below that person's name.

Name of Beneficial Owner	Number of Shares Owned	Percent (2)	Title
Tristan Pico	1,125,000	1.4%	Director
Dale Van Voorhis	13,050,000	17.7%	CEO and Director
Jon Laria	550,000	0.7%	CFO and Director
James Meikle	2,785,000	3.7%	Chief Operating Officer and Director
Christopher Eastland	350,000	0.3%	Director
Jeffrey Lococo	175,000	0.06%	Secretary and Director
Charles Kohnen & Angela Kohnen	13,395,000	18.2%	Director
Global Public Strategies LTD Central Plaza, Suite 4703 18 Harbour Road Wanchai Hong Kong (1)	10,020,000	13.6%
Larry L. Eastland 12679 Promontory Road Los Angeles, CA 90049	139,000	0.2%	Former Director and CEO

(1)

Of the shares reported as held by Global Public Strategies LTD, the Company’s transfer agent reports that 5,000,000 shares are actually held by the EDLA Family Limited Partnership (“EDLA”) with an office at 12679 Promontory Road, Los Angeles, CA 90049, and were not transferred to Global Public Strategies LTD as previously reported by EDLA.  Based upon prior filings by EDLA, that entity is controlled by Larry Eastland.  Larry Eastland is a former director, president and chief executive officer of the Company and the father of Christopher Eastland, a member of the Board of Directors.

(2)

Based upon 73,606,537 shares of common stock issued and outstanding as of October 2, 2011, assuming except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding.

Officers, directors and their controlled entities, as a group, controlled approximately 40% of the outstanding common stock of the Company as of October 2, 2011.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent registered public accounting firm for the audit and quarterly reviews of our financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended  October 2, 2011 and December 26, 2010, were approximately$36,200 and $48,341.

Tax Fees

The aggregate fees billed by our independent registered public accounting firm for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended October 2, 2011 and December 26, 2010, were $0.

All Other Fees

No other fees were billed by our independent registered public accounting firm for the fiscal years ended October 2, 2011 and December 26, 2010.

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

3.5

Amended Bylaws of the Company, as of January 17, 2011.

21.1

Subsidiaries of the Registrant.

23.1

Consent of Silberstein Ungar, PLLC Independent Auditors dated December 28, 2011.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of December 23, 2011 by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

By:  /s/ Dale Van Voorhis

Dale Van Voorhis

Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Dale Van Voorhis
	Dale Van Voorhis	Chief Executive Officer and Director	December 23, 2011

By:	/s/ Christopher Eastland
	Christopher Eastland	Director	December 23, 2011

By:
	Jeffrey Lococo	Director

By:	/s/ James Meikle
	James Meikle	Director	December 23, 2011

By:	/s/ Jon Laria
	Jon Laria	Chief Financial Officer and Director	December 23, 2011

By:	/s/ Charles Kohnen
	Charles Kohnen	Director	December 23, 2011

By:
	Tristan R. Pico	Director

ITEM 8

FINANCIAL STATEMENTS

PARKS! AMERICA, INC and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2011

PARKS! AMERICA, INC and SUBSIDIARIES

TABLE OF CONTENTS

__________

Page

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statement of Changes in Stockholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6-F-16

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Parks! America, Inc.

Pine Mountain, Georgia

We have audited the accompanying consolidated balance sheets of Parks! America, Inc. and Subsidiaries as of October 2, 2011 and December 26, 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the periods then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parks! America, Inc. and Subsidiaries as of October 2, 2011 and December 26, 2010 and the results of its operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

December 22, 2011

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of October 2, 2011 and December 26, 2010

ASSETS	October 2, 2011	December 26, 2010
Current Assets
Cash – unrestricted	$41,097	$9,918
Inventory	130,415	76,802
Accounts Receivable	20,253	0
Prepaid expenses	31,426	103,451
Total Current Assets	223,191	190,171

Property and Equipment, net	6,353,808	6,487,391
Other Assets
Intangible assets, net	2,582	3,924
Deposits	8,500	8,500
Total Other Assets	11,082	12,424
TOTAL ASSETS	$6,588,081	$6,689,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$121,473	$95,448
Accrued expenses	193,355	71,114
Notes payable – lines of credit	42,000	365,262
Notes payable, current portion	227,102	265,251
Total Current Liabilities	572,127	797,075
Long-term Liabilities
Notes payable , net of current portion	3,518,799	3,677,157

TOTAL LIABILITIES	4,102,729	4,474,232
STOCKHOLDERS’ EQUITY
Common stock; 300,000,000 shares authorized, at $.001 par value; 73,781,537 shares issued and outstanding, respectively	73,781	73,781
Capital in excess of par	4,791,081	4,791,081
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(2,376,260)	(2,645,858)
TOTAL STOCKHOLDERS’ EQUITY	2,485,352	2,215,754
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,588,081	$6,689,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Periods Ended October 2, 2011 and December 26, 2010

	For the nine months ended October 2, 2011	For the year ended December 26, 2010
NET SALES	$2,967,112	$3,366,391
Sale of animals	53,142	16,727
TOTAL NET REVENUES	3,020,254	3,383,118
OPERATING EXPENSES
Cost of sales	385,070	500,876
Selling, general and administrative	1,912,117	2,485,146
Depreciation & amortization	233,423	313,858
(Gain) loss on disposal of operating assets	(538)	21,972
Total Operating Expenses	2,530,072	3,321,852
INCOME FROM OPERATIONS	490,182	61,266
OTHER INCOME (EXPENSES)
Other income (expense)	17,720	110,829
Interest expense	(238,304)	(330,617)
Total Other Income (Expenses)	(220,584)	(219,788)
NET INCOME LOSS BEFORE INCOME TAXES	269,598	(158,522)
PROVISION FOR TAXES	0	0
NET PROFIT (LOSS)	$269,598	$(158,522)
WEIGHTED OUTSTANDING SHARES (in 000's)	73,782	73,606
NET INCOME (LOSS) PER SHARE / FULLY DILUTED SHARE	$0.00	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

As of October 2, 2011

	Common Stock		Additional Paid	Treasury	Accumulated
	Shares	Amount	in Capital	Stock	Deficit	Total
Balance at December 27, 2009	73,606,537	$73,606	$4,789,506	$ (3,250)	$ (2,487,336)	$2,372,526
Issuance of common stock to directors and officers	175,000	$175	1,575	-	-	1,750
Net Loss for the Period Ended December 26, 2010	-	-	-	-	(158,522)	(158,522)
Balance at December 26, 2010	73,781,537	$73,781	$4,791,081	($3,250)	($2,645,858)	$2,215,754
Net Income for the Period Ended October 2, 2011	-	-	-	-	269,598	269,598
Balance at October 2, 2011	73,781,537	$73,781	$4,791,081	($3,250)	($2,376,260)	$2,485,352

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Periods Ended October 2, 2011 and December 26, 2010

	For the nine months ended October 2, 2011	For the year ended December 26, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$269,598	$(158,522)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation expense and amortization	233,423	313,858
(Gain) loss on the disposal of assets	(538)	21,106
Forgiveness and write-off of accrued expenses	0	(96,865)
Share-based compensation	0	1,750
Changes in Assets and Liabilities
(Increase) decrease in prepaid expenses	72,025	(30,524)
(Increase) decrease in inventory	(53,613)	21,165
(Increase) in accounts receivable	(20,253)	0
Increase (decrease) in accrued expenses	122,241	0
Increase (decrease) in accounts payable	26,025	(113,792)
Net Cash Provided by (Used in) Operating Activities	648,908	(41,824)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(98,498)	(82,915)
Proceeds from asset sales	538	9,544
Decrease in restricted cash	0	38,841
Net Cash Used In Investing Activities	(97,960)	(34,530)

Cash Flows from Financing Activities:
Proceeds (payments) on lines of credit	(323,262)	32,262
Payments on note payable	(196,507)	(185,959)
Net Cash Used in Financing Activities	(519,769)	(153,697)

Net Increase (Decrease) in Cash	31,179	(230,051)
Cash at beginning of period	9,918	239,969
Cash at end of period	$41,097	$9,918
Supplemental Cash Flow Information:
Cash paid for interest	$229,706	$337,692
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2011

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

The Company owns and operates through wholly-owned subsidiaries two regional theme parks and is in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States.  Our wholly-owned subsidiaries are Wild Animal, Inc., a Missouri corporation (“Wild Animal - Missouri”) and Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal - Georgia”).  Wild Animal - Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”).  Wild Animal - Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”).

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

On June 13, 2005, the Company acquired the Georgia Park and on March 5, 2008, the Company acquired the Missouri Park.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2011

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Trade Accounts Receivable:   The theme parks are a cash business therefore there are typically no receivables on the books of the Company.  As of October 2, 2011 the Company had $20,253 in receivables primarily from the sale of animals in late September following the end of the Company’s busy season.

Advertising and Market Development:   The Company expenses advertising and marketing costs as incurred.

Income Taxes:   The Company utilizes the liability method of accounting for income taxes.  Under the  liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of the assets and liabilities and are measured using the enacted tax rates and laws is recorded, when it is more likely than not, that such tax benefits will not be realized.

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

Fiscal Year End: The Company changed its fiscal year-end from December 31 to September 30, and its quarterly close dates to the closest Sunday to the end of each reporting period. For the year 2011, the closest Sunday to September 30 was October 2.  This decision was made to align the Company’s fiscal periods more closely with the seasonality of its business.  The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season which typically begins at Spring Break and runs through Labor Day.

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

	October 2, 2011	December 26, 2010	Depreciable Lives
Land	$2,507,180	$2,507,180	none
Buildings	2,924,605	2,895,590	40 years
Facilities and Improvements & Equipment	674,967	673,205	5 - 15 years
Furniture & Fixtures	74,333	72,572	7 years
Ground Improvements	749,149	755,244	15 years
Park animals	586,859	577,050	5 - 10 years
Rides & entertainment	22,000	22,000	7 years
Vehicles	250,696	191,965	5 years
Sub-total	7,789,789	7,694,806
Accumulated Depreciation	(1,435,981)	(1,207,415)
Total Net Assets	$6,353,808	$6,487,391

Inventory:   Inventory consists of park supplies, and is stated at the lower of cost or market.  Cost is determined on the first-in, first-out method. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2011

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Intangible assets:  Other intangible assets include franchising fees, loan fees, payroll software, and they are reported at cost.  Franchising and loan fees are amortized over a period of 60 months and payroll software over a period of 36 months.

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

Stock Based Compensation:   Prior to January 1, 2006 the company accounted for stock based compensation under recognition and measurement principles of ASC 718 and as permitted under APB Opinion No. 25, and related interpretations.  Effective January 1, 2006 the company adopted ASC 718 using the modified prospective method which recognizes compensation costs on a straight-line basis over the requisite service period of the ASC 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as cash inflows from financing activities and cash outflows from operating activities.  The company also applies ASC 718 and EITF No. 96-18 stock based compensation to non-employees. No activity has occurred in relation to stock options during any period presented.   The Company awards shares to its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  The Company recognizes the expense based on the fair market value at time of the grant. Directors are granted 25,000 shares a year for each year of service in December.

Recent Accounting Pronouncements:   In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended.

In June 2009, the FASB issued ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ASC 105-10 establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP.

ASC 105-10 was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2011

3. LONG-TERM DEBT

On March 10, 2011, the Company secured refinancing for its Georgia Park from Commercial Bank and Trust, a division of Synovus Bank (the “New Loan”). The New Loan bears interest at a rate of 6.5% per annum and is payable in monthly payments of $18,049 based on a fourteen year amortization. It matures on May 10, 2014 and required a loan fee of $2,500. The mortgage is secured by the Georgia Park land, buildings and improvements and most of the park’s assets.  The loan is also guaranteed by Parks!

	October 2, 2011	December 26, 2010

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

	$1,935,043	$1,987,853

In addition, Wild Animal Safari, Inc. maintains several lines of credit loans from Commercial Bank & Trust Company of Troup County (CB&T) for working capital purposes which total $600,000.These lines of credit are renewable annually, subject to the satisfactory performance by Wild Animal Safari theme park assets. The lines of credit were drawn down to $42,000 as of October 2, 2011 and $365,262 as of December 26, 2010. All advances are recorded as current liabilities.

On March 5, 2008 the Company’s wholly owned subsidiary Wild Animal, Inc. issued a note payable to Oak Oak, Inc. in the amount of $1,750,000 for debt incurred in the purchase of the Wild Animal theme park. The note bears interest at 8% and is payable in 36 monthly installments of $12,841, and a final balloon payment at the end of the 3 rd year. In March, 2011Wild Animal, Inc. made an additional one-time lump sum payment of $50,000 that allowed it to extend the loan for an additional 2years on the same terms. full. The note is extended and has a final balloon payment due in full on the 60th payment in March 2013.

	1,641,266	1,706,816

On March 5, 2008 the Company obtained a loan from Commercial Bank & Trust in the amount of $500,000 to improve and upgrade facilities of the Wild Animal theme park in Missouri. The bears interest at a rate of 7.25% and is payable in 60 monthly payments of $9,986.	169,591	247,739

Total Debt	3,745,900	3,942,408
Less current portion of long-term debt	(227,101)	(265,251)
Long-term Debt	$3,518,799	$3,677,157

At October 2, 2011 the scheduled future principal maturities for all notes are as follows:

Period Ending 10/2/2011
2012	$227,101
2013	1,774,907
2014	1,743,892
2015	0
2016	0
thereafter	0
3,745,900
Less: current portion	(227,101)
Long-term portion	$3,518,799

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2011

4. LINES OF CREDIT

Wild Animal Safari, Inc. maintains several lines of credit loans from Commercial Bank & Trust Company of Troup County (CB&T) for working capital purposes which total $600,000. These lines of credit (“LOCs”) are renewable annually, subject to the satisfactory performance by Wild Animal Safari theme park assets. The LOCs were drawn down to $42,000 and $365,262 as of October 2, 2011 and December 26, 2010, respectively. All advances are recorded as current liabilities. The LOC interest rates are tied to prime but have a minimum rate of 6% for $350,000 and 5.5% for the other $250,000.

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

Officer, directors and their controlled entities own approximately 40% of the outstanding common stock of the Company as of October 2, 2011.

7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

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

The salaries of all officers are reviewed annually and no changes were made in 2011. On January 27, 2011 the Company announced the following actions concerning the Company’s executive officers, effective immediately: Dale Van Voorhis was appointed Chief Executive Officer of the Company; James R. Meikle was appointed Chief Operating Officer of the Company and Jeff Lococo was appointed Secretary of the Company.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2011

8. INCOME TAXES

For the period ended October 2, 2011, the Company has reported a profit $269,598 and will utilize a portion of its net operating loss carryforward to offset its tax liability, therefore, we have no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $4,493,000 at October 2, 2011 and will expire beginning in the year 2026.

The provision for Federal income tax consists of the following at October 2, 2011 and December 26, 2010:

Federal income tax benefit attributable to:	2011	2010
Current Operations	$(91,663)	$53,897
Valuation allowance	91,663	(53,897)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	2011	2010
Net operating loss carryover	$1,527,790	$1,619,453
Less: valuation allowance	(1,527,790)	(1,619,453)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $4,493,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

9. COMMITMENTS AND CONTINGENCIES

On May 16, 2011 the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“USDA APHIS”) issued a citation to the Company alleging violations of certain USDA APHIS regulations and assessed a penalty in the amount of $76,857.  The Company is defending itself with respect to these allegations and on July 8, 2011 submitted a reply to the USDA APHIS citation containing, among other things, mitigating factors which the Company believes should be considered in determining the amount of the fine. As of October 2, 2011 USDA APHIS has not responded to the Company. The Company has set a reserve of $76,857 for this potential exposure.  The Company also is addressing the compliance issues raised in the citation and is implementing new operational controls to address these issues.

10. BUSINESS SEGMENTS

We manage our operations on an individual location basis. Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision making. The primary performance measures used to allocate resources are park earnings before interest, tax expense, depreciation and amortization and free cash flow.

As of October 2, 2011				Total October 2,
Operations by Subsidiary	Corporate	Georgia	Missouri	2011
Total Revenue	$-	$2,308,094	$712,160	$3,020,254
Operating Expenses	(341,430)	(1,474,898)	(713,744)	(2,530,072)
Operating Profit (Loss)	(341,430)	833,196	(1,584)	490,182
Interest Expense	(11,906)	(123,024)	(103,374)	(238,304)
Other Income (Expense), Net	372,748	(363,107)	8,079	17,720
Income (Loss) Before Taxes	$19,412	347,065	$(96,879)	$269,598

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2011

10. BUSINESS SEGMENTS (CONTINUED)

As of September 26, 2010					Total September 26,
Operations by Subsidiary	Corporate	Georgia		Missouri	2010
Total Net Sales	$-	$2,246,290		$615,422	$2,861,712
Operating Expenses	(386,251)	(1,413,715)		(668,436)	(2,468,402)
Operating Profit (Loss)	(386,251)	832,575		(53,014)	393,310
Interest Expense	(14,602)	(134,771)		(110,348)	(259,721)
Other Income (Expense), Net	407,555	(395,087)		288	12,756
Income (Loss) Before Taxes	$6,702	$302,717		$(163,074)	$146,345

As of December 26, 2010 Operations by Subsidiary	Corporate	Georgia		Missouri	December 26, 2010
Total Revenue	$-	$2,671,692		$711,426	$3,383,118
Operating Expenses	(643,300)	(1,806,379)		(872,173)	(3,321,852)
Operating Profit (Loss)	(643,300)	865,313		(160,747)	61,266
Interest Expense	(21,583)	(168,313)		(140,721)	(330,617)
Other Income (Expense), Net	707,179	(597,438)		1,088	110,829
Income (Loss) Before Taxes	$42,296	$99,562	$	$(300,380)	$(158,522)

As of October 2, 2011				Total October 2,
Balance Sheet by Subsidiary	Corporate	Georgia	Missouri	2011
Current Assets	$4,711	$157,980	$60,500	$223,191
Fixed Assets	0	4,241,616	2,112,192	6,353,808
Intangible asset	0	419	2,163	2,582
Investments	4,023,035	(2,511,240)	(1,511,795)	0
Other assets	0	3,500	5,000	8,500
Total Assets	$4,027,746	$1,892,275	$668,060	$6,588,081

Current Liabilities	$172,365	$$335,110	$76,455	$583,930
Long term notes	58,399	1,842,778	1,617,622	3,518,799
Intercompany	1,079,407	(1,267,824)	188,417	0
Stockholders’ Equity	2,717,575	982,211	(1,214,434)	2,485,352
Total Liabilities and Stockholders’ Equity	$4,027,746	$$1,892,275	$668,060	$6,588,081

As of December 26, 2010				Total December 26,
Balance Sheet by Subsidiary	Corporate	Georgia	Missouri	2010
Current Assets	$32,081	$124,654	$33,436	$190,171
Fixed Assets	0	4,333,022	2,154,369	6,487,391
Intangible asset	0	664	3,260	3,924
Investments	4,023,035	(2,511,240)	(1,511,795)	0
Other assets	0	3,500	5,000	8,500
Total Assets	$4,055,116	$1,950,600	$684,270	$6,689,986

Current Liabilities	$191,060	$510,298	$95,717	$797,075
Long term notes	142,414	1,899,212	1,635,531	3,677,157
Intercompany	1,023,479	(1,094,056)	70,577	0
Stockholders’ Equity	2,698,163	635,146	(1,117,555)	2,215,754
Total Liabilities and Stockholders’ Equity	$4,055,116	$1,950,600	$684,270	$6,689,986

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2011

11. CHANGE IN FISCAL YEAR END

The Company changed its fiscal year-end from December 31 to September 30, and its quarterly close dates to the closest Sunday to the end of each reporting period. For the year 2011, the closest Sunday to September 30 was October 2.  This decision was made to align the Company’s fiscal periods more closely with the seasonality of its business.  The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season which typically begins at Spring Break and runs through Labor Day.

Unaudited condensed comparative financial statement information is presented below.

Condensed Statements of Operations	For 3 months ended		For 9 months ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
NET SALES	$1,293,126	$1,276,192	$2,967,112,	$2,856,267
Sale of animals	28,942	0	53,142	5,445
TOTAL NET REVENUES	1,322,068	1,276,192	3,020,254	2,861,712
OPERATING EXPENSES	1,042,326	962,948	2,530,072	2,468,402
INCOME FROM OPERATIONS	279,742	313,244	490,182	393,310
OTHER INCOME (EXPENSES)	(77,305)	(88,512)	(220,584)	(246,965)
NET INCOME LOSS BEFORE INCOME TAXES	202,437	224,732	269,598	146,345
PROVISION FOR TAXES	0	0	0	0
NET PROFIT (LOSS)	202,437	224,732	269,598	146,345
WEIGHTED OUTSTANDING SHARES (in 000's)	$73,782	$73,606	$73,782	$73,606
NET INCOME (LOSS) PER SHARE	$0.00	$0.00	$0.00	$0.00

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2011

11. CHANGE IN FISCAL YEAR END (CONTINUED)

Statements of Cash Flows	Nine Months Ended October 2, 2011	Nine Months Ended September 26, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$269,598	$146,345
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation expense and amortization	233,423	230,037
(Gain) loss on the disposal of assets	(538)	11,095
Changes in Assets and Liabilities
(Increase) decrease in prepaid expenses	72,025	(27,212)
(Increase) in inventory	(53,613)	(7,635)
(Increase) in accounts receivable	(20,253)	0
Increase (decrease) in accrued expenses	122,241	19,415
Increase (decrease) in accounts payable	126,025	(59,785)
Net Cash Provided by Operating Activities	648,908	312,260

Cash Flows from Investing Activities:
Acquisition of property and equipment	(98,498)	(64,572)
Proceeds from asset sales	538	9,567
Decrease in restricted cash	0	38,841
Net Cash Used In Investing Activities	(97,960)	(16,164)

Cash Flows from Financing Activities:
Proceeds (payments) on lines of credit	(323,262)	(333,000)
Payments on note payable	(196,507)	(139,466)
Net Cash Used in Financing Activities	(519,769)	(472,466)

Net Increase (Decrease) in Cash	31,179	(176,370)
Cash at beginning of period	9,918	239,969
Cash at end of period	$41,097	$63,599
Supplemental Cash Flow Information:
Cash paid for interest	$229,706	$259,863
Cash paid for income taxes	$0	$0

12. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 2, 2011 to December 22, 2011, the date these financial statements were issued, and have determined that it does not have any material subsequent events to disclose in these consolidated financial statements.