Form 10-Q
period 2012-01-01
PARKS AMERICA, INC
filed 2012-02-10
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2012

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

Yes      . No   X  .

As of February 1, 2012, the issuer had 73,956,537 outstanding shares of Common Stock.

PARKS! AMERICA, INC and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2012

PARKS! AMERICA, INC and SUBSIDIARIES

TABLE OF CONTENTS

Page

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statement of Changes in Stockholders’ Equity	F-3

Consolidated Statements of Cash Flows	F-4

Notes to Consolidated Financial Statements	F-5-F-12

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

As of January 1, 2012 and October 2, 2011

ASSETS	January 1, 2012	October 2, 2011
Current Assets
Cash – unrestricted	$41,192	$41,097
Inventory	127,415	130,415
Accounts receivable	2,110	20,253
Prepaid expenses	23,899	31,426
Total Current Assets	194,616	223,191

Property and Equipment, net	6,287,614	6,353,808
Other Assets
Intangible assets, net	2,149	2,582
Deposits	8,500	8,500
Total Other Assets	10,649	11,082
TOTAL ASSETS	$6,492,879	$6,588,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$55,717	$121,473
Accrued expenses	113,865	193,355
Notes payable – lines of credit	326,000	42,000
Current maturities of long – term debt	231,130	227,102
Total Current Liabilities	726,712	583,930
Long-term Debt
Long – term obligations	3,459,298	3,518,799
TOTAL LIABILITIES	4,186,010	4,102,729
STOCKHOLDERS’ EQUITY
Common stock; 300,000,000 shares authorized, at $.001 par value; 73,956,537 and 73,781,537 shares issued and outstanding, respectively	73,956	73,781
Capital in excess of par	4,792,656	4,791,081
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(2,556,493)	(2,376,260)
TOTAL STOCKHOLDERS’ EQUITY	2,306,869	2,485,352
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,492,879	$6,588,081

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended January 1, 2012 and December 26, 2010

	For the Three Months Ended
	January 1, 2012	December 26, 2010
NET SALES	$514,725	$510,124
Sale of animals	225	11,282
TOTAL NET SALES	514,950	521,406
OPERATING EXPENSES
Cost of sales	74,041	115,069
Selling, general and administrative	490,441	643,683
Depreciation & amortization	77,556	83,821
(Gain) loss on disposal of operating assets	-	10,877
Total Operating Expenses	642,038	853,450
LOSS FROM OPERATIONS	(127,088)	(332,044)
OTHER INCOME (EXPENSES)
Other income (expense)	4,548	98,073
Interest expense	(57,693)	(70,896)
Total Other Income (Expenses)	(53,145)	27,177
NET LOSS BEFORE INCOME TAXES	(180,233)	(304,867)
PROVISION FOR TAXES	-	-
NET LOSS	$(180,233)	$(304,867)
WEIGHTED OUTSTANDING SHARES (in 000's)	73, 830	73,624
NET INCOME (LOSS) PER SHARE / FULLY DILUTED SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

As of January 1, 2012

	Common Stock		Additional Paid	Treasury	Accumulated
	Shares	Amount	in Capital	Stock	Deficit	Total
Balance at December 26, 2010	73,781,537	$$73,781	$$4,791,081	$($3,250)	$($2,645,858)	$$2,215,754
Net Income for the Period Ended October 2, 2011	-	-	-	-	269,598	269,598
Balance at October 2, 2011	73,781,537	73,781	4,791,081	(3,250)	(2,376,260)	2,485,352
Issuance of common stock to directors and officers	175,000	$175	1,575	-	-	1,750
Net Loss for the Period Ended January 1, 2012	-	-	-	-	(180,233)	(180,233)
Balance at January 1, 2012	73,956,537	$$73,956	$$4,792,656	$($3,250)	$($2,556,493)	$$2,306,869

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended January 1, 2012 and December 26, 2010

	Three Months
Cash Flows from Operating Activities	January 1, 2012	December 26, 2010
Net loss for the period	$(180,233)	$(304,867)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense and amortization	77,556	83,821
Forgiveness & write off of accrued expenses	-	(96,865)
Share-based compensation	1,750	1,750
Changes in Assets and Liabilities
(Increase) decrease in prepaid expenses	7,527	(3,312)
(Increase) decrease in inventory	3,000	28,800
(Increase) in accounts receivable	18,143	-
Increase (decrease) in accrued expenses	(79,490)	(15,907)
Increase (decrease) in accounts payable	(65,756)	(57,515)
Net Cash Used In Operating Activities	(217,503)	(364,095)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(10,929)	(8,355)
Net Cash Used In Investing Activities	(10,929)	(8,355)

Cash Flows from Financing Activities:
Proceeds (payments) on lines of credit	284,000	365,262
Payments on note payable	(55,473)	(46,493)
Net Cash Provided By Financing Activities	228,527	318,769

Net Increase (Decrease) in Cash	$95	$(53,681)
Cash at beginning of period	41,097	63,599
Cash at end of period	$41,192	$9,918

Supplemental Cash Flow Information:
Cash paid for interest	$68,635	$81,745
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2012

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

On June 13, 2005, the Company acquired the Georgia Park and on March 5, 2008, the Company acquired the Missouri Park.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the nine month period ended October 2, 2011. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2012

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Trade Accounts Receivable:   The theme parks are a cash business therefore there are typically no receivables on the books of the Company.  As of January 1, 2012 and October 2, 2011, respectively, the Company had $2,110 and $20,253 in receivables primarily from the sale of animals in late September following the end of the Company’s busy season.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2012

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	January 1, 2012	October 2, 2011	Depreciable Lives
Land	$2,507,180	$2,507,180	none
Buildings	2,935,533	2,924,605	40 years
Facilities and Improvements & Equipment	674,967	674,967	5 - 15 years
Furniture & Fixtures	74,333	74,333	7 years
Ground Improvements	749,149	749,149	15 years
Park animals	586,859	586,859	5 - 10 years
Rides & entertainment	22,000	22,000	7 years
Vehicles	250,696	250,696	5 years
Sub-total	7,800,717	7,789,789
Accumulated Depreciation	(1,513,103)	(1,435,981)
Total Net Assets	$6,287,614	$6,353,808

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2012

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

January 1, 2012

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

	January 1, 2012	October 2, 2011

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

	$1,912,495	$1,935,043

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

	1,635,358	1,641,266

On March 5, 2008 the Company obtained a loan from Commercial Bank & Trust in the amount of $500,000 to improve and upgrade facilities of the Wild Animal theme park in Missouri. The bears interest at a rate of 7.25% and is payable in 60 monthly payments of $9,986.	142,575	169,591

Total Debt	3,690,428	3,745,900
Less current portion of long-term debt	(231,130)	(227,101)
Long-term Debt	$3,459,298	$3,518,799

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2012

3. LONG-TERM DEBT (CONTINUED)

At January 1, 2012, the scheduled future principal maturities for all notes are as follows:

Period Ending 1/1/2012
2012	$231,130
2013	1,755,585
2014	1,703,713
2015	-
2016	-
thereafter	-
3,690,428
Less: current portion	(231,130)
Long-term portion	$3,459,298

4. LINES OF CREDIT

Wild Animal Safari, Inc. maintains several lines of credit loans from Commercial Bank & Trust Company of Troup County (CB&T) for working capital purposes which total $600,000. These lines of credit (“LOCs”) are renewable annually, subject to the satisfactory performance by Wild Animal Safari theme park assets. The LOCs were drawn down to $326,000 and $42,000 as of January 1, 2012 and October 2, 2011, respectively. All advances are recorded as current liabilities. The LOC interest rates are tied to prime but have a minimum rate of 6% for $350,000 and 5.5% for the other $250,000.

5. NOTE PAYABLE – RELATED PARTY

On March 4, 2011 the Company received an unsecured loan (the “Loan”) in the amount of $50,000 from the Chairman and CEO of the Company. The Loan had a term of one (1) year and with an interest rate of 6% per annum. The Company used the proceeds of the Loan toward the balloon payment due on the Missouri Mortgage. The Loan was repaid in full in April, 2011.

6. STOCKHOLDERS’ EQUITY

As policy, capital stock shares issued for service to the Company are valued based on market price on the date of issuance. During December 2011 and December 2010, the Company awarded 175,000 shares to seven directors for their service on the Board of Directors for their service in that respective year at a fair market value of $0.01 per share or $1,750. These amounts were reported as an expense to operations in the period awarded.

As of January 1, 2012 officer, directors and their controlled entities own approximately 40% of the outstanding common stock of the Company.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2012

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

On March 4, 2011 the Company received an unsecured loan (the “Loan”) in the amount of $50,000 from the Chairman and CEO of the Company. The Loan had a one (1) year term an interest rate of 6% per annum. h. The Company used the proceeds of the Loan toward the balloon payment due on the Missouri Mortgage. In April of 2011, the Loan was repaid in full. See Note 5 for more information regarding the Loan.

8. INCOME TAXES

For the three month period ended January 1, 2012, the Company has reported a loss of $180,233. The current loss will be added to the Company’s net operating loss carry-forward. The Company has fully reserved for the net deferred tax asset generated by the cumulative net operating losses. The cumulative net operating loss carry-forward is approximately $4,673,000 at January 1, 2012 and will begin to expire in the year 2026.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2012

8. INCOME TAXES (CONTINUED)

The cumulative tax benefit at the current Federal tax rate of 34% of our total NOL carry-forward would represent a net deferred tax asset of $1,588,820; however this entire potential asset is reserved as of January 1, 2012. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $4,673,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

9. COMMITMENTS AND CONTINGENCIES

On May 16, 2011 the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“USDA APHIS”) issued a citation to the Company alleging violations of certain USDA APHIS regulations and assessed a penalty in the amount of $76,857.  The Company is defending itself with respect to these allegations and on July 8, 2011 submitted a reply to the USDA APHIS citation containing, among other things, mitigating factors which the Company believes should be considered in determining the amount of the fine. As of January 1, 2012, USDA APHIS has not responded to the Company. The Company has set a reserve of $76,857 for this potential exposure.  The Company also addressed the compliance issues raised in the citation and is implementing new operational controls to address these issues.

10. CHANGE IN FISCAL YEAR END

The Company changed its fiscal year-end from December 31 to September 30, and its quarterly close dates to the closest Sunday to the end of each reporting period. For the quarter ended December 31, 2011, the closest Sunday was January 1, 2012.  For the year 2011, the closest Sunday to September 30 was October 2.  This decision was made to align the Company’s fiscal periods more closely with the seasonality of its business.  The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season which typically begins at Spring Break and runs through Labor Day.

12. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 1, 2012 to the date these financial statements were issued, and have determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on the Company’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report and with our transition report on Form 10-K for the period ended October 2, 2011 Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

Our philosophy is to acquire existing amusement park properties with the following primary criteria in mind:

· Properties that have an operating history;

· Properties where our management team believes the potential exists to increase profits and operating efficiencies; and

· Properties where there is additional, underutilized land upon which to expand operations.

We believe that acquisitions should not unnecessarily encumber the Company with debt that cannot be justified by current operations. By using a combination of equity, debt and other financing options, we intend to carefully monitor shareholder value in conjunction with our pursuit of growth.

As we look at our operations for the period ended January 1, 2012, our principal concern is the Missouri Park which continues to have improving, but unsatisfactory operating results. We increased net revenue at the Missouri Park by 2% to $97,707 for the three months ended 2012 versus the same period in 2011. The Missouri Park’s operating margin was a loss of $71,420 as compared to an operating loss of $107,733 for the same period last year.

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

Our current size and operating model leaves us little room for mistakes. Our highest priority is to make the Missouri Park operation profitable. The current tightness in the financial markets may make it difficult to raise the capital necessary to make the Missouri Park profitable. Any future capital raised by the Company is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, the Company may not be sufficient to fund our capital and liquidity needs for the near-term.

In March 2011 the Company signed a new loan agreement with its primary lending institution which replaced our maturing mortgage loan on the Georgia Park. The new loan agreement has a term of three years (based on a 14-year amortization) and bears interest at a rate of 6.5% per annum (down from previous mortgage rate of 7.75%). Our auditors have issued a clean opinion for the second year in a row, after qualifying their opinion for each of 2008 and 2009 with a “going concern” exception. We believe this is due, in part, to our successful efforts to refinance the maturing mortgage at the Georgia Park in March 2011.

Results of Operations For the Three Month Period Ended January 1, 2012 as Compared to Three Month Period Ended December 26, 2010

Change in Fiscal Year End: The Company changed its fiscal year-end from December 31 to September 30, and its quarterly close dates to the closest Sunday to the end of each reporting period. For the quarter ending December 31, 2011, the closest Sunday to this date was January 1, 2012. This decision was made to align the Company’s fiscal periods more closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season which typically begins at Spring Break and runs through Labor Day.

Total Net Revenues

The Company’s total net revenues for the three month period ended January 1, 2012 decreased by $6,456, or 1%, to $514,950 versus the three month period ended December 26, 2010. The Georgia Park’s revenue declined by $8,159 as a result of slightly lower park attendance during the three month period ended January 1, 2012 versus the three months ended December 26, 2010. The Missouri Park’s attendance increased 11% during the three month period ended January 1, 2012 and admission revenue at Missouri Park increased by $12,984, or 15%, versus the three month period ended December 26, 2010. The Missouri Park did not generate any animal sales during the three month period ended January 1, 2012 versus $11,282 in animal sales during the three month period ended December 26, 2010.

The following table breaks down our operations by subsidiary for the three months ended January 1, 2012 (“2011” and December 26, 2010 (“2010”):

	Georgia Park		Missouri Park		Total
Three Months	2011	2010	2011	2010	2011	2010
Total Net Sales	$417,243	425,402	97,707	96,004	514,950	521,406
Operating Expenses	351,756	392,663	169,127	203,737	520,883	596,400
Operating Margin	65,487	32,739	(71,420)	(107,733)	(5,933)	(74,994)
Margin %	16%	8%	-73%	-112%	-1%	-14%
Corporate operating expenses					121,155	257,050
Profit from operations					($127,088)	($332,044)

Operating Expenses

The first quarter operating margin at the Georgia Park increased by $32,748 to $65,487 versus the three month period ended December 26, 2010 margin due to lower operating costs. Operating costs at the Georgia Park decreased by $40,907 to $351,756, primarily as a result of lower advertising spending. Operating costs at the Missouri Park decreased by $34,610 to $169,127 reflecting lower spending on animal food and recording lower depreciation expense. Additionally, the Missouri Park recorded a $9,318 loss on disposal of assets during the three months ended December 26, 2010.

The operating margin for both Parks improved by $69,061 to a slight loss of $5,933 during the three month period ended January 1, 2012 versus a loss of $74,994 during the three month period ended December 26, 2010, primarily due to reduced spending as discussed herein. The Company’s goal for the Missouri Park is to break even this fiscal year.

Corporate Expenses and Other

Corporate spending declined by $135,895 to $121,155 during the three month period ended January 1, 2012, primarily as a result of lower legal and accounting fees and the elimination of one officer position in December, 2010. Due to the change in our fiscal year end, accounting fees for the annual audit were recorded in the period ending October 2, 2011. Legal expenses during the three month period ended December 26, 2010 were significantly higher due to the fact they included the costs associated with conducting the shareholders meeting and responding to a shareholder’s attempt to gain control of the company.  The Corporate staff reduction saved the Company $17,500 during the three month period ended January 1, 2012 versus the three month period ended December 26, 2010.

Interest Cost and Other Income

Interest expense during the three month period ended January 1, 2012 was $57,693, a decline of $13,203 as compared with the three month period ended December 26, 2010.  2010. This reduction was a result a lower rate on the renewal of the Georgia Park mortgage and the benefit of the Company having a lower total debt outstanding.

Other Income for 2010 includes $59,000 in credits from favorable settlements on previously billed legal and accounting services expensed prior to December 27, 2009.

Net Loss and Loss Per Share

The Company’s net loss declined by $124,634 to a loss of $180,233, or $0.00 per share and fully diluted per share, for the three months ended January 1, 2012 as compared with a loss of $304,867, or $0.00 per share and fully diluted per share, for the three months ended December 26, 2010. The operating margin from both Parks improved by $69,061 and Corporate spending declined by $135,895 during this quarter while earnings for the three months ended December 26, 2010 benefited from recording a  $59,000 credit  from the settlement of previously accrued legal and accounting bills.

Liquidity and Capital Resources

Management believes that it has improved its operations to the point that it can now generate enough cash to fund its operations, make its mortgage payments and spend modestly on capital improvements in the near-term. Any slowdown in revenue or unusual capital outlays would require us to seek additional capital

On March 4, 2011 the Company received an unsecured loan (the “Loan”) in the amount of $50,000 from the Chairman and CEO of the Company.  The Loan had a term of one (1) year and with an interest rate of 6% per annum. The Company used the proceeds of the Loan toward the balloon payment due on the Missouri Mortgage. The Loan was repaid in full in April, 2011.

The Company’s working capital is negative $532,096 at January 1, 2012 as compared to a negative $360,739 working capital at October 2, 2011. The decline in our working capital reflects the negative cash flow generated during the first three months of the slow season. Similar results are projected for the next quarter as well due to the seasonal nature of our business.

Total debt related to property mortgages and lines of credit (“LOC”), including current maturities, at January 1, 2012 was $4.0 million as compared to $3.8 million at October 2, 2011. The increase in debt was a result of our negative cash flow and having to borrow on outstanding LOC’s during the three month period ended January 1, 2012. The LOC balance increased to $326,000 from $42,000 as of October 2, 2011. The Company has $274,000 available on its lines of credit to fund operations during its next fiscal quarter.

The Company is continuing to explore opportunities to refinance its mortgages on a more permanent basis than we currently have in place.

At January 1, 2012, the Company had equity of $2,306,869 and total debt of $4,016,428 (including LOC’s) and a debt to equity ratio of 1.74 to 1. The Company’s debt to equity ratio was 1.52 to 1 as of October 2, 2011.

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

An infinite number of variables can be posted that could have an effect on valuation of assets and liabilities. For example, it is assumed that:

· Revenue and profit growth at the theme parks will continue;

· The infrastructure will accommodate the additional customers;

· Cost of improvements and operations will remain a relatively stable budgeted allocation; and

· Per capita spending by the customers will continue to rise in relation to the rise in capital expenditures;

If any one of these assumptions, or combination of assumptions, proves incorrect, then the values assigned to real estate, per capita revenues, attendance and other variables that have remained consistent over the past two years may not be realized. The same would be true if higher than expected revenue streams occurred.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES.

Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were effective as of January 1, 2012, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

PART II

ITEM 1. LEGAL PROCEEDINGS

On May 16, 2011 the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“USDA APHIS”) issued a citation to the Company alleging violations of certain USDA APHIS regulations and assessed a penalty in the amount of $76,857.  The Company is defending itself with respect to these allegations and on July 8, 2011 submitted a reply to the USDA APHIS citation containing, among other things, mitigating factors which the Company believes should be considered in determining the amount of the fine. As the date of this report, USDA APHIS has not responded to the Company.  The Company has set a reserve of $76,857 for this potential exposure.  The Company also is addressing the compliance issues raised in the citation and is implementing new operational controls to address these issues.

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

PARKS! AMERICA, INC.
February 7, 2012	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer