Form 10-Q
period 2012-04-01
PARKS AMERICA, INC
filed 2012-05-08
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-Q

(Mark One)

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended April 1, 2012

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

Yes       .   No    X .

As of May 1, 2012, the issuer had 73,956,537 outstanding shares of Common Stock.

PARKS! AMERICA, INC and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2012

PARKS! AMERICA, INC and SUBSIDIARIES

TABLE OF CONTENTS

__________

Page

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statement of Changes in Stockholders’ Equity	6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8-15

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

As of April 1, 2012 and October 2, 2011

ASSETS	April 1, 2012	October 2, 2011
Current Assets
Cash – unrestricted	$150,039	$41,097
Inventory	124,415	130,415
Accounts Receivable	0	20,253
Prepaid expenses	16,410	31,426
Total Current Assets	290,864	223,191

Property and Equipment, net	6,243,601	6,353,808
Other Assets
Intangible assets, net	1,715	2,582
Deposits	8,500	8,500
Total Other Assets	10,215	11,082
TOTAL ASSETS	$6,544,680	$6,588,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$102,342	$121,473
Accrued expenses	121,761	193,355
Notes payable – lines of credit	493,000	42,000
Current maturities of long – term debt	239,790	227,102
Total Current Liabilities	956,893	583,930
Long-term Debt
Long – term obligations	3,394,721	3,518,799
TOTAL LIABILITIES	4,351,614	4,102,729
STOCKHOLDERS’ EQUITY
Common stock; 300,000,000 shares authorized, at $.001 par value; 73,956,537 and 73,781,537 shares issued and outstanding, respectively	73,956	73,781
Capital in excess of par	4,792,656	4,791,081
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(2,670,296)	(2,376,260)
TOTAL STOCKHOLDERS’ EQUITY	2,193,066	2,485,352
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,544,680	$6,588,081

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Six Months Ended April 1, 2012 and March 27, 2011

	For 3 Months Ended		For 6 Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
NET SALES	$565,824	$461,504	$1,080,549	$971,628
Sale of animals	7,779	14,865	8,004	26,147
TOTAL NET SALES	573,603	476,369	1,088,553	997,775
OPERATING EXPENSES
Cost of sales	135,565	79,862	209,606	194,931
Selling, general and administrative	418,333	424,939	908,774	1,068,622
Depreciation & amortization	77,554	76,654	155,110	160,475
(Gain) loss on disposal of operating assets	(5,959)	0	(5,959)	10,877
Total Operating Expenses	625,493	581,455	1,267,531	1,434,905
INCOME FROM OPERATIONS	(51,890)	(105,086)	(178,978)	(437,130)
OTHER INCOME (EXPENSES)
Other income (expense)	11,085	10,700	15,633	108,773
Interest expense	(72,998)	(96,650)	(130,691)	(167,546)
Total Other Income (Expenses)	(61,913)	(85,950)	(115,058)	(58,773)
NET INCOME LOSS BEFORE INCOME TAXES	(113,803)	(191,036)	(294,036)	(495,903)
PROVISION FOR TAXES	0	0	0	0
NET PROFIT (LOSS)	$(113,803)	$(191,036)	$(294,036)	$(495,903)
WEIGHTED OUTSTANDING SHARES (in 000's)	73,957	73,782	73,893	73,703
NET INCOME (LOSS) PER SHARE / FULLY DILUTED SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

As of April 1, 2012

			Additional
	Common Stock		Paid	Treasury	Accumulated
	Shares	Amount	in Capital	Stock	Deficit	Total
Balance at December 26, 2010	73,781,537	$73,781	$4,791,081	($3,250)	($2,645,858)	$2,215,754
Net Income for the Period Ended October 2, 2011	0	0	0	0	269,598	269,598
Balance at October 2, 2011	73,781,537	$73,781	$4,791,081	($3,250)	($2,376,260)	$2,485,352
Issuance of common stock to directors and officers	175,000	$175	1,575	0	0	1,750
Net Loss for the Period Ended April 1, 2012	0	0	0	0	(294,036)	(294,036)
Balance at April 1, 2012	73,956,537	$73,956	$4,792,656	($3,250)	($2,670,296)	$2,193,066

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended April 1, 2012 and March 27, 2011

	Six Months
CASH FLOWS FROM OPERATING ACTIVITIES	April 1, 2012	March 27, 2011
Net income (loss) for the period	$(294,036)	$(495,903)
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation expense and amortization	155,110	160,475
Forgiveness & write off of accrued expenses	0	(96,865)
Share-based compensation	1,750	1,750
Changes in Assets and Liabilities
(Increase) decrease in prepaid expenses	15,016	19,034
(Increase) decrease in inventory	6,000	19,984
(Increase) decrease in accounts receivable	20,253	0
Increase (decrease) in accrued expenses	(71,594)	36,700
Increase (decrease) in accounts payable	(19,131)	(92,934)
Net Cash Used In Operating Activities	(186,632)	(447,759)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(44,036)	(28,104)
Net Cash (Used In) Investing Activities	(44,036)	(28,104)

Cash Flows from Financing Activities:
Proceeds (payments) on lines of credit (LOC)	451,000	587,562
Proceeds (payments) on related party LOC	0	50,000
Payments on note payable	(111,390)	(136,023)
Net Cash Provided By Financing Activities	339,610	501,539

Net Increase in Cash	108,942	25,676
Cash at beginning of period	41,097	63,599
Cash at end of period	$150,039	$89,275

Supplemental Cash Flow Information:
Cash paid for interest	$141,633	$168,619
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2012

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following: local conditions, events, disturbances and terrorist activities, accidents occurring at our parks, adverse weather conditions, competition with other theme parks and other entertainment alternatives, changes in consumer spending patterns, credit market and general economic conditions, and any future legal proceedings.

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

April 1, 2012

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

Trade Accounts Receivable:   The theme parks are a cash business therefore there are typically no receivables on the books of the Company.  As of April 1, 2012 and October 2, 2011, respectively, the Company had $0 and $20,253 in receivables primarily from the sale of animals in late September following the end of the Company’s busy season.

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

April 1, 2012

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fiscal Year End: The Company changed its fiscal year-end from December 31 to September 30, and its quarterly close dates to the closest Sunday to the end of each reporting period. For the year 2011, the closest Sunday to September 30 was October 2.  This decision was made to align the Company’s fiscal periods more closely with the seasonality of its business.  The high season typically begins at Spring Break and ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season.

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

Property and Equipment:   Property and equipment are stated at cost.  Depreciation is computed on the straight line method over the estimated useful lives of the assets, which range from five to forty years.  A summary is included below.

	April 1, 2012	October 2, 2011	Depreciable Lives
Land	$2,507,180	$2,507,180	none
Buildings	2,936,918	2,924,605	40 years
Facilities and Improvements & Equipment	680,463	674,967	5 - 15 years
Furniture & Fixtures	75,189	74,333	7 years
Ground Improvements	749,149	749,149	15 years
Park animals	587,459	586,859	5 - 10 years
Rides & entertainment	22,000	22,000	7 years
Vehicles	275,468	250,696	5 years
Sub-total	7,833,826	7,789,789
Accumulated Depreciation	(1,590,225)	(1,435,981)
Total Net Assets	$6,243,601	$6,353,808

Inventory:   Inventory consists of park supplies, and is stated at the lower of cost or market.  Cost is determined on the first-in, first-out method. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2012

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

Stock Based Compensation:   Prior to January 1, 2006 the company accounted for stock based compensation under recognition and measurement principles of ASC 718 and as permitted under APB Opinion No. 25, and related interpretations.  Effective January 1, 2006 the company adopted ASC 718 using the modified prospective method which recognizes compensation costs on a straight-line basis over the requisite service period of the ASC 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as cash inflows from financing activities and cash outflows from operating activities.  The company also applies ASC 718 and EITF No. 96-18 stock based compensation to non-employees. No activity has occurred in relation to stock options during any period presented.   The Company awards shares of its common stock to its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  The Company recognizes the expense based on the fair market value at time of the grant. Directors are granted 25,000 shares annually for each year of service in December.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2012

3. LONG-TERM DEBT

On March 10, 2011, the Company secured refinancing (the “New Loan”) for its Georgia Park from Commercial Bank and Trust, a division of Synovus Bank. The New Loan bears interest at a rate of 6.5% per annum, is payable in monthly payments of $18,049 based on a fourteen year amortization and has a maturity date of May 10, 2014.It required a loan fee of $2,500. The New Loan  is secured by the Georgia Park land, buildings and improvements and most of the Park’s assets and was guaranteed by the Company.

	April 1, 2012	October 2, 2011

The Commercial Bank and Trust of Troup County original loan was repaid in monthly installments of $19,250 based on a twenty year amortization schedule. The interest rate on the original loan was 7.75% for the first five years. The original loan matured on November 17, 2010, but terms continued on a month to month basis until March 2011. The new note requires monthly payments of $18,048.55 based on a 14 year amortization. The loan has a fixed interest rate of 6.5%, and a balloon payment due in June 2014. The loan is secured by a first priority security agreement and a first priority security deed on the Georgia Park’s assets.

	$1,889,580	$1,935,043

In addition, Wild Animal-Georgia. maintains several lines of credit loans from Commercial Bank & Trust Company of Troup County (CB&T) for working capital purposes which total $600,000.These lines of credit are renewable annually, subject to the satisfactory performance by the Georgia Park’s assets. The lines of credit were drawn down to$493,000 and $42,000 as of April 1, 2012 and October 2, 2011, respectively. All advances are recorded as current liabilities.

On March 5, 2008 the Company’s wholly owned subsidiary Wild Animal-Georgia issued a note payable to Oak Oak, Inc. in the amount of $1,750,000 for debt incurred in the purchase of the Missouri Park. The note bears interest at a rate of 8% per annum was payable in 36 monthly installments of $12,841, and a final balloon payment at the end of the 3 rd year. In March, 2011Wild Animal-Missouri  made an additional one-time lump sum payment of $50,000 that allowed it to extend the loan for an additional 2years on the same terms. The note was extended an additional two years and the final balloon payment is due in full March 2013.

	1,629,863	1,641,266

On March 5, 2008 the Company obtained a loan from Commercial Bank & Trust in the amount of $500,000 to improve and upgrade facilities of the Missouri Park. The loan bears interest at a rate of 7.25% per annum and is payable in 60 monthly payments of $9,986.	115,069	169,591

Total Debt	3,634,511	3,745,900
Less current portion of long-term debt	(239,790)	(227,101)
Long-term Debt	$3,394,721	$3,518,799

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2012

3. LONG-TERM DEBT (CONTINUED)

At April 1, 2012, the scheduled future principal maturities for all notes are as follows:

Period Ending 4/1/2012
2012	$239,790
2013	1,718,786
2014	1,675,935
2015	0
2016	0
Thereafter	0
3,634,511
Less: current portion	(239,790)
Long-term portion	$3,394,721

4. LINES OF CREDIT

Wild Animal-Georgia maintains several lines of credit loans from Commercial Bank & Trust Company of Troup County (“CB&T”) for working capital purposes which total $600,000. These lines of credit (“LOCs”) are renewable annually. The LOCs were drawn down to $493,000 and $42,000 as of April 1, 2012 and October 2, 2011, respectively. All advances are recorded as current liabilities. The LOC interest rates are tied to the prime interest rate and have a minimum rate of 6% for $350,000 and 5.5% for the other $250,000.

5. NOTE PAYABLE – RELATED PARTY

On March 4, 2011 the Company received an unsecured loan (the “Loan”) in the amount of $50,000 from the Chairman and CEO of the Company. The Loan had a term of one (1) year and bore interest at a rate of6% per annum. The Company used the proceeds of the Loan toward the balloon payment due on the Missouri Mortgage. The Loan was repaid in full in April, 2011.

6. STOCKHOLDERS’ EQUITY

As policy, capital stock shares issued for service to the Company are valued based on market price on the date of issuance. During December 2011 and December 2010, the Company awarded 175,000 shares of the Company’s common stock to seven directors for their service on the Board of Directors for their service in that respective year at a fair market value of $0.01 per share or $1,750. These amounts were reported as an expense to operations during the period in which they were awarded.

As of April 1, 2012 officer, directors and their controlled entities own approximately 40% of the outstanding common stock of the Company.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2012

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

On March 4, 2011 the Company received an unsecured loan (the “Loan”) in the amount of $50,000 from the Chairman and CEO of the Company. The Loan had a one (1) year term and an interest rate of 6% per annum. The Company used the proceeds of the Loan toward the balloon payment due on the Missouri Mortgage. In April of 2011, the Loan was repaid in full. See Note 5 for more information regarding the Loan.

8. INCOME TAXES

For the six month period ended April 1, 2012, the Company has reported a loss of $294,036. The current loss will be added to the Company’s net operating loss carryforward. The Company has fully reserved for the net deferred tax asset generated by the cumulative net operating losses. The cumulative net operating loss carry-forward is approximately $4,787,000 at April 1, 2012 and will begin to expire in the year 2026.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2012

8. INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is $1,627,580; however this entire potential asset is reserved as of January 1, 2012. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $4,787,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

9. COMMITMENTS AND CONTINGENCIES

On May 16, 2011 the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“USDA APHIS”) issued a citation to the Company alleging violations of certain USDA APHIS regulations and assessed a penalty in the amount of $76,857.  On July 8, 2011 the Company submitted a reply to the USDA APHIS citation which contained, among other things, mitigating factors which the Company believed should be considered in determining the amount of the fine. As of April 1, 2012, USDA APHIS responded to the Company with a reduced assessment of $11,170 The Company reduced its reserve by $65,687  to reflect this revised assessment.  The Company also addressed the compliance issues raised in the citation and is implementing new operational controls to address these matters going forward.

10. CHANGE IN FISCAL YEAR END

The Company changed its fiscal year-end from December 31 to September 30, and its quarterly close dates to the closest Sunday to the end of each reporting period. For the quarter ended December 31, 2011, the closest Sunday was January 1, 2012.  For the year 2011, the closest Sunday to September 30 was October 2.  This decision was made to align the Company’s fiscal periods more closely with the seasonality of its business.  The high season typically begins at Spring Break and ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season..

11. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 1, 2012 to the date these financial statements were issued, and have determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on the Company’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report and with our transition report on Form 10-K for the period ended October 2, 2011. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

As we look at our operations for the period ended April 1, 2012, our principal concern is the Missouri Park which continues to have improving, but unsatisfactory operating results. We increased net revenue at the Missouri Park by 20% to $219,512 for the six month period ended April 1, 2012 versus the six month period ended March 27, 2011. The Missouri Park’s operating margin was a loss of $140,825 as compared to an operating loss of $192,087 for the same period last year.

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

In March 2011 the Company signed a new loan agreement with its primary lending institution which replaced our then-maturing mortgage loan on the Georgia Park. The new loan agreement has a term of three years (based on a 14-year amortization) and bears interest at a rate of 6.5% per annum (down from previous mortgage rate of 7.75%). Our auditors have issued a clean opinion for the second year in a row, after qualifying their opinion for each of 2008 and 2009 with a “going concern” exception. We believe this is due, in part, to our successful efforts to refinance the maturing mortgage at the Georgia Park in March 2011.

Results of Operations For the Six Month Period Ended April 1, 2012 as Compared to Six Month Period Ended March 27, 2011

Change in Fiscal Year End

The Company changed its fiscal year-end from December 31 to September 30, and its quarterly close dates to the closest Sunday to the end of each reporting period. For the quarter ending December 31, 2011, the closest Sunday to this date was January 1, 2012. This decision was made to align the Company’s fiscal periods more closely with the seasonality of its business. The high season typically begins at Spring Break and ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season..

Total Net Revenues for the Six Month Period Ended April 1, 2012

The Company’s total net revenues for the six month period ended April 1, 2012 increased by $90,778, or 9%, to $1,088,553 versus the six month period ended March 27, 2011. The Georgia Park’s revenue increased by $54,918 as a result of an increase of 6% in park attendance during the six month period ended April 1, 2012 versus the six months ended March 27, 2011. The Missouri Park’s attendance increased by 16% during the six month period ended April 1, 2012 and admission revenue at Missouri Park increased by $35,860, or 20%, versus the six month period ended March 27, 2011. The Missouri Park generated animal sales of $4,883 during the six month period ended April 1, 2012 versus $25,947 in animal sales during the six month period ended March 27, 2011.

The following table breaks down our operations by subsidiary for the six months ended April 1, 2012 as compared with six months ended March 27, 2011:

	Georgia Park		Missouri Park		Total
Six Months	2012	2011	2012	2011	2012	2011
Total Net Sales	$869,041	$814,123	$219,512	$183,652	$1,088,553	$997,775
Operating Expenses	676,949	712,486	360,337	375,739	1,037,286	1,088,225
Operating Margin	192,092	101,637	(140,825)	(192,087)	51,267	(90,450)
Margin %	22%	12%	-64%	-105%	5%	-9%
Corporate operating expenses					230,245	346,680
Loss from operations					($178,978)	($437,130)

Operating Margin

The operating margin at the Georgia Park increased by $90,455 to $192,092 versus the six month period ended March 27, 2011 margin due to lower operating costs and higher net sales in 2012. Operating costs at the Georgia Park decreased by $35,537 to $676,949. This decrease was primarily the result of reducing our reserve associated with a fine imposed by the USDA, originally assessed at $76,857 and subsequently lowered to $11,170, following a successful appeal by the Company.  The Georgia Park recorded a credit to operating expenses of approximately $66,000 to reflect the final revised assessment that the Park received in March 2012. Operating costs at the Missouri Park decreased by $15,402 reflecting lower spending on animal food and recording lower depreciation expense. Additionally, the Missouri Park recorded a $10,184 loss on disposal of assets during the six month period ended March 27, 2011 versus no losses during the six month period ended April 1, 2012.

The operating margin for both Parks improved by $141,717 to a profit margin of $51,267 during the six month period ended April 1, 2012 versus a loss of $90,450 during the six month period ended March 27, 2011. This improvement is primarily due to the credit recorded to the Georgia Park operating expense discussed above. The Company’s goal for the Missouri Park is to break even at the operating margin line this fiscal year.

Corporate Expenses and Other

Corporate spending declined by $116,435 to $230,245 during the six month period ended April 1, 2012, primarily as a result of lower legal and accounting fees and the elimination of one officer position in December, 2010. Due to the change in our fiscal year end, accounting fees for the annual audit were recorded in the period ending October 2, 2011. Legal expenses during the six month period ended March 27, 2011 were significantly higher due to the fact they included the costs associated with conducting the shareholders meeting and responding to a shareholder’s attempt to gain control of the company. The Corporate staff reduction saved the Company $17,500 during the six month period ended April 1, 2012 versus the six month period ended March 27, 2011.

Interest Cost and Other Income

Interest expense during the six month period ended April 1, 2012 was $130,691, a decline of $36,855 as compared with the six month period ended March 27, 2011. This reduction was a result of a lower rate on the renewal of the Georgia Park mortgage and the benefit of the Company having a lower total debt outstanding during the period, including the Company’s lines of credit.

Other Income for the six month period ended March 27, 2011 included $97,000 in credits from favorable settlements on previously billed legal and accounting services expensed in or before December 2009.

Net Loss and Loss Per Share

The Company’s net loss declined by $201,867 to a loss of $294,036, or $0.00 per share and fully diluted per share, for the six month period ended April 1, 2012 as compared with a loss of $494,903, or $0.01 per share and fully diluted per share, for the six month period ended March 27, 2011. The operating margin from both Parks improved by a total of $141,717 and corporate spending declined by $116,435 during this six month period while earnings for the six month period ended March 27, 2011 benefited from recording a $97,000 credit from the settlement of previously accrued legal and accounting bills.

Total Net Revenues for the Three Month Period Ended April 1, 2012

The Company’s total net revenues for the three month period ended April 1, 2012 increased by $97,234, or 20%, to $573,603 versus the three month period ended March 27, 2011. The Georgia Park’s revenue increased by $63,077 as a result of an increase of 16% in park attendance during the three month period ended April 1, 2012 versus the three month period ended March 27, 2011. The Missouri Park’s attendance increased by 39% during the three month period ended April 1, 2012 and Missouri Park revenue increased by $34,157, or 39%, versus the three month period ended March 27, 2011. Animal sales during the second quarter were $7,779 versus $14,865 during the same period last year.

The following table breaks down our operations by subsidiary for the three months ended April 1, 2012 as compared with the three months ended March 27, 2011:

	Georgia Park		Missouri Park		Total
2nd Quarter	2012	2011	2012	2011	2012	2011
Total Net Sales	$451,798	$388,721	$121,805	$87,648	$573,603	$476,369
Operating Expenses	325,193	319,823	191,210	172,002	516,403	491,825
Operating Margin	126,605	68,898	(69,405)	(84,354)	57,200	(15,456)
Margin %	28%	18%	-57%	-96%	10%	-3%
Corporate operating expenses					109,090	89,630
Loss from operations					($51,890)	($105,086)

Operating Margin

The operating margin at the Georgia Park increased by $57,707 to $126,605 for the three month period ended April 1, 2012 versus the operating margin for the three month period ended March 27, 2011. The primary reason for the higher margin was a result of a recording a credit of $65,750 to operating expenses of the Georgia Park.  In May, 2011, the Georgia Park was assessed a $76,857 fine by the USDA and the Company provided a reserve for the entire amount. During the period ended April 1. 2012, following an appeal by the Company, the USDA reduced its fine to $11,107.  Operating margin at the Missouri Park improved by $14,949 as a result of higher attendance.

Corporate Expenses and Other

Corporate spending increased by $19,460 to $109,090 during the three month period ended April 1, 2012, primarily as a result of higher legal fees and travel expenses.

Interest Cost and Other Income

Interest expense during the three month period ended April 1, 2012 was $72,998, a decline of $23,652 as compared with the three month period ended March 27, 2011. This reduction was a result of a lower rate on the renewal of the Georgia Park mortgage and the benefit of the Company having a lower total debt outstanding.

Net Loss and Loss Per Share

The Company’s net loss declined by $77,233 to a loss of $113,803, or $0.00 per share and fully diluted per share, for the three months ended April 1, 2012 as compared with a loss of $191,036, or $0.00 per share and fully diluted per share, for the three months ended March 27, 2011.

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

The Company’s working capital is negative $666,029 at April 1, 2012 as compared to a negative $360,739 working capital at October 2, 2011. The decline in our working capital reflects the negative cash flow generated during the off season which is the first six months of our operating year. The next six months represents the busy season of our business and this measurement will improve substantially. The Company should generate positive cash flow during the next two quarters. During the period from March 28, 2011 through October 1, 2011, the Company generated a net income of approximately $460,000.

Total debt related to property mortgages and lines of credit (“LOC”), including current maturities, at April 1, 2012 was $4.1 million as compared to $3.8 million at October 2, 2011. The increase in debt was a result of our negative cash flow and having to borrow on LOCs during the six month period ended April 1, 2012. The LOC balance increased to $493,000 from $42,000 as of October 2, 2011. The Company has $107,000 available on its lines of credit to fund operations during its next fiscal quarter.

The Company is continuing to explore opportunities to refinance its mortgages on a more permanent basis than we currently have in place.

At April 1, 2012, the Company had equity of $2,193,066 and total debt of $4,127,511 (including LOCs) and a debt to equity ratio of 1.88 to 1. The Company’s debt to equity ratio was 1.52 to 1 as of October 2, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES.

Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were effective as of April 1, 2012, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

PART II

ITEM 1. LEGAL PROCEEDINGS

On May 16, 2011 the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“USDA APHIS”) issued a citation to the Company alleging violations of certain USDA APHIS regulations and assessed a penalty in the amount of $76,857.  On July 8, 2011 the Company submitted a reply to the USDA APHIS citation which contained, among other things, mitigating factors which the Company believed should be considered in determining the amount of the fine. As of April 1, 2012, USDA APHIS responded to the Company with a reduced assessment of $11,170 The Company reduced its reserve by $65,687  to reflect this revised assessment.  The Company also addressed the compliance issues raised in the citation and is implementing new operational controls to address these matters going forward.

ITEM 1A. RISK FACTORS

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

ITEM 4. MINE SAFETY DISCLOSURES

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

PARKS! AMERICA, INC.
May 4, 2012	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer