Form 10-Q
period 2012-07-01
PARKS AMERICA, INC
filed 2012-08-09
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-Q

(Mark One)

   X  .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 1, 2012

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  .No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      .No  X  .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .No  X  .

As of August 1, 2012, the issuer had 73,956,537 outstanding shares of Common Stock.

PARKS! AMERICA, INC and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2012

PARKS! AMERICA, INC and SUBSIDIARIES

TABLE OF CONTENTS

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           Page

Consolidated Balance Sheets

4

Consolidated Statements of Operations

5

Consolidated Statement of Changes in Stockholders’ Equity

6

Consolidated Statements of Cash Flows

7

Notes to Consolidated Financial Statements

8

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

As of July 1, 2012 and October 2, 2011

ASSETS	July 1, 2012	October 2, 2011
Current Assets
Cash – unrestricted	$80,464	$41,097
Inventory	121,415	130,415
Accounts Receivable	-	20,253
Prepaid expenses	15,924	31,426
Total Current Assets	217,803	223,191

Property and Equipment, net	6,239,655	6,353,808

Other Assets
Intangible assets, net	1,280	2,582
Deposits	8,500	8,500
Total Other Assets	9,780	11,082
TOTAL ASSETS	$6,467,238	$6,588,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$193,518	$121,473
Accrued expenses	105,794	193,355
Notes payable – lines of credit	17,000	42,000
Current maturities of long – term debt	1,808,736	227,102
Total Current Liabilities	2,125,048	583,930

Long-term Debt
Long – term obligations	1,768,851	3,518,799
TOTAL LIABILITIES	3,893,899	4,102,729

STOCKHOLDERS’ EQUITY
Common stock; 300,000,000 shares authorized, at $.001 par value; 73,956,537 and 73,781,537 shares issued and outstanding, respectively	73,956	73,781
Capital in excess of par	4,792,656	4,791,081
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(2,290,023)	(2,376,260)
TOTAL STOCKHOLDERS’ EQUITY	2,573,339	2,485,352
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,467,238	$6,588,081

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Nine Months Ended July 1, 2012 and June 26, 2011

	For the 3 Months Ended		For the 9 Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
NET SALES	$1,372,457	$1,212,482	$2,453,006	$2,184,110
Sale of animals	6,245	9,335	14,249	35,482
TOTAL NET SALES	1,378,702	1,221,817	2,467,255	2,219,592
OPERATING EXPENSES
Cost of sales	168,020	177,837	377,626	372,768
Selling, general and administrative	689,079	650,712	1,597,853	1,719,334
Depreciation & amortization	77,557	77,742	232,667	238,217
(Gain) loss on disposal of operating assets	-	-	(5,959)	10,877
Total Operating Expenses	934,656	906,291	2,202,187	2,341,196
INCOME FROM OPERATIONS	444,046	315,526	265,068	(121,604)
OTHER INCOME (EXPENSES)
Other income (expense)	7,270	3,985	22,903	112,758
Interest expense	(71,043)	(61,314)	(201,734)	(228,860)
Total Other Income (Expenses)	(63,773)	(57,329)	(178,831)	(116,102)
INCOME (LOSS) BEFORE INCOME TAXES	380,273	258,197	86,237	(237,706)
PROVISION FOR TAXES	-	-	-	-
NET INCOME (LOSS)	$380,273	$258,197	$86,237	$(237,706)
WEIGHTED OUTSTANDING SHARES (in 000's)	73,957	73,782	73,914	73,703
NET INCOME (LOSS) PER SHARE / FULLY DILUTED SHARE	$0.00	$0.00	$0.00	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

As of July 1, 2012

	Common Stock
	Shares	Amount	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total
Balance at December 26, 2010	73,781,537	$73,781	$4,791,081	$(3,250)	$(2,645,858)	$2,215,754
Net Income for the Period Ended October 2, 2011	-	-	-	-	269,598	269,598
Balance at October 2, 2011	73,781,537	73,781	4,791,081	(3,250)	(2,376,260)	2,485,352
Issuance of common stock to directors and officers	175,000	175	1,575	-	-	1,750
Net Income for the Period Ended July 1, 2012	-	-	-	-	86,237	86,237
Balance at July 1, 2012	73,956,537	$73,956	$4,792,656	$(3,250)	$(2,290,023)	$2,573,339

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended July 1, 2012 and June 26, 2011

	Nine Months Ended
Cash Flows from Operating Activities:	July 1, 2012	June 26, 2011
Net income (loss) for the period	$86,237	$(237,706)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation expense and amortization	232,667	238,217
Loss on disposal of assets	-	10,877
Share-based compensation	1,750	1,750

Changes in Assets and Liabilities
Decrease in prepaid expenses	15,502	69,836
Decrease in inventory	9,000	2,946
Decrease in accounts receivable	20,253	-
(Decrease) in accrued expenses	(87,561)	(85,552)
Increase (decrease) in accounts payable	72,045	(2,983)
Net Cash Provided by (Used In) Operating Activities	349,893	(2,615)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(117,212)	(74,150)
Net Cash (Used In) Investing Activities	(117,212)	(74,150)

Cash Flows from Financing Activities:
Proceeds (payments) on lines of credit (LOC)	(25,000)	385,262
Payments on note payable	(168,314)	(197,134)
Net Cash Provided By (Used in) Financing Activities	(193,314)	188,128

Net Increase in Cash	39,367	111,363
Cash at beginning of period	41,097	63,599
Cash at end of period	$80,464	$174,962

Supplemental Cash Flow Information:
Cash paid for interest	$212,676	$274,983
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2012

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

Trade Accounts Receivable:   The theme parks are a cash business therefore there are typically no receivables on the books of the Company.  As of July 1, 2012 and October 2, 2011, respectively, the Company had $0 and $20,253 in receivables primarily from the sale of animals in late September, 2011 following the end of the Company’s busy season.

Advertising and Market Development:   The Company expenses advertising and marketing costs as incurred.

Income Taxes:   The Company utilizes the asset and liability method of accounting for income taxes.  Under the asset and liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of the assets and liabilities and are measured using the enacted tax rates and laws is recorded, when it is more likely than not, that such tax benefits will not be realized.

Financial and Concentrations Risk:   The Company does not have any concentration or related financial credit risks, except for, sometimes the Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

Principles of Consolidation:   The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries (Wild Animal-Georgia and Wild Animal-Missouri).  All material inter-company accounts and transactions have been eliminated in consolidation.

Fiscal Year End: The Company changed its fiscal year-end from December 31 to September 30, and its quarterly close dates to the closest Sunday to the end of each reporting period. For the year 2011, the closest Sunday to September 30 was October 2 and for the fiscal year 2012, September 30 falls on a Sunday.  This decision was made to align the Company’s fiscal periods more closely with the seasonality of its business.  The high season typically begins at Spring Break and ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season.

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

	July 1, 2012	October 2, 2011	Depreciable Lives
Land	$2,507,180	$2,507,180	none
Buildings	2,952,348	2,924,605	40 years
Facilities and Improvements & Equipment	724,156	674,967	5 - 15 years
Furniture & Fixtures	75,380	74,333	7 years
Ground Improvements	751,149	749,149	15 years
Park animals	589,322	586,859	5 - 10 years
Rides & entertainment	22,000	22,000	7 years
Vehicles	285,467	250,696	5 years
Sub-total	7,907,002	7,789,789
Accumulated Depreciation	(1,667,347)	(1,435,981)
Property and Equipment, Net	$6,239,655	$6,353,808

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

3. LONG-TERM DEBT

On March 10, 2011, the Company’s wholly-owned subsidiary, Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal - Georgia”), secured refinancing (the “New Loan”) for its Georgia Park from Commercial Bank and Trust, a division of Synovus Bank. The New Loan was guaranteed by the Company,  bears interest at a rate of 6.5% per annum, is payable in monthly payments of $18,049 based on a fourteen year amortization and has a maturity date of May 10, 2014. It required a loan fee of $2,500. The New Loan is secured by the Georgia Park land, buildings and improvements and most of the Park’s assets.

	July 1, 2012	October 2, 2011

The Commercial Bank and Trust of Troup County original loan was repaid in monthly installments of $19,250 based on a twenty year amortization schedule. The interest rate on the original loan was 7.75% for the first five years. The original loan matured on November 17, 2010, but terms continued on a month to month basis until March 2011. The new note requires monthly payments of $18,049based on a 14 year amortization. The loan has a fixed interest rate of 6.5%, and a balloon payment due in June, 2014. The loan is secured by a first priority security agreement and a first priority security deed on the Georgia Park’s assets.

	$1,866,626	$1,935,043

On March 5, 2008 the Company’s wholly owned subsidiary Wild Animal-Georgia issued a note payable to Oak Oak, Inc. in the amount of $1,750,000 for debt incurred in the purchase of the Missouri Park. The note bears interest at a rate of 8% per annum and was payable in 36 monthly installments of $12,841, with a final balloon payment at the end of the 3 rd year. In March 2011,Wild Animal-Missouri  made an additional one-time lump sum payment of $50,000 that allowed it to extend the loan for an additional 2 years on the same terms. The note was extended an additional two years and the final balloon payment is due in full in March 2013.  The Company is currently seeking to refinance this note.

	1,623,895	1,641,266
On March 5, 2008 the Company obtained a loan from Commercial Bank & Trust in the amount of $500,000 to improve and upgrade facilities of the Missouri Park. The loan bears interest at a rate of 7.25% per annum and is payable in 60 monthly payments of $9,986.	87,066	169,591
Total Debt	3,577,587	3,745,900
Less current portion of long-term debt	(1,808,736)	(227,101)
Long-term Debt	$1,768,851	$3,518,799

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2012

3. LONG-TERM DEBT (CONTINUED)

At July 1, 2012, the scheduled future principal maturities for all notes are as follows:

Period ending July 1, 2012	1,808,736
2013	1,768,851
2014	-
2015	-
2016	-
Thereafter	-
3,577,587
Less: current portion	(1,808,736)
Long-term portion	$1,768,851

4. LINES OF CREDIT

Wild Animal-Georgia maintains several lines of credit loans from Commercial Bank & Trust Company of Troup County (“CB&T”) for working capital purposes which total $600,000. These lines of credit (“LOCs”) are renewable annually. The LOCs were drawn down to $17,000 and $42,000 as of July 1, 2012 and October 2, 2011, respectively. All advances are recorded as current liabilities. The LOCs’  interest rates are tied to the prime interest rate and have a minimum annual rate of 6% for $350,000 and 5.5% for the remaining balance of $250,000.

5. NOTE PAYABLE – RELATED PARTY

On March 4, 2011 the Company received an unsecured loan (the “Loan”) in the amount of $50,000 from the Chairman and CEO of the Company. The Loan had a term of one (1) year and bore interest at a rate of 6% per annum. The Company used the proceeds of the Loan toward the balloon payment due on the Missouri Park mortgage loan. The Loan was repaid in full in April, 2011.

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

As of July 1, 2012 officer, directors and their controlled entities own approximately 42.6% of the outstanding common stock of the Company.

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

On December 16, 2010 the Board of Directors terminated Tristan Pico as Chief Executive Officer and Secretary of the Company. Mr. Pico resigned as a member of the Company’s Board of Directors on July 11, 2012.

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

8. INCOME TAXES

For the nine month period ended July 1, 2012, the Company has reported a profit of $86,237. The current profit will be deducted from the Company’s net operating loss carryforward. The Company has fully reserved for the net deferred tax asset generated by the cumulative net operating losses. The cumulative net operating loss carry-forward is approximately $4,407,000 at July 1, 2012 and will begin to expire in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is $1,498,287; however this entire potential asset is reserved as of July1, 2012. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $4,407,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

9. COMMITMENTS AND CONTINGENCIES

On May 16, 2011 the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“USDA APHIS”) issued a citation to the Company alleging violations of certain USDA APHIS regulations and assessed a penalty in the amount of $76,857.  On July 8, 2011 the Company submitted a reply to the USDA APHIS citation which contained, among other things, mitigating factors which the Company believed should be considered in determining the amount of the fine. As of July 1, 2012, USDA APHIS responded to the Company with a reduced assessment of $11,170. The Company reduced its reserve by $65,687 to reflect this revised assessment during the second quarter of 2012.  The Company also addressed the compliance issues raised in the citation and is implementing new operational controls to address these matters going forward.

The Company commenced a lawsuit in September, 2009 against a group led by Larry Eastland, a former officer and director of the Company. The litigation was inactive until June 11, 2012 at which time the Company amended its complaint against the Eastland group to, among other things, join as defendants Stanley Harper,  a LEA Capital Advisors, LLC(an entity controlled by Mr. Eastland) and Computer Contact Service, Inc. (an entity controlled by Mr. Harper) for breaches of contract and fiduciary duty with regards to the Company’s purchase of TempSERV on September 30, 2007 and its subsequent re-conveyance of TempSERV to Computer Contact Service, Inc.  as of January 1, 2009.  The Company is seeking an indefinite amount of damages. For more information regarding the original litigation, see our annual report on Form 10-K for the year ended December 26, 2010.

Except as described above, we are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

10. CHANGE IN FISCAL YEAR END

The Company changed its fiscal year-end from December 31 to September 30, and its quarterly close dates to the closest Sunday to the end of each reporting period. For the quarter ended June 30, 2012, the closest Sunday was July 1, 2012.  For the fiscal year 2011, the closest Sunday to September 30 was October 2 and for the fiscal year 2012, September 30 falls on a Sunday.  This decision was made to align the Company’s fiscal periods more closely with the seasonality of its business.  The high season typically begins at Spring Break and ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season.

11. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 1, 2012 to the date these financial statements were issued, and have determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

As we look at our operations for the period ended July 1, 2012, our principal concern is the Missouri Park which continues to have improving, but unsatisfactory operating results. We increased net revenue at the Missouri Park by 36% to $537,746 for the nine month period ended July 1, 2012 versus the nine month period ended June 26, 2011. The Missouri Park’s operating margin was a loss of $89,293 as compared to an operating loss of $221,951 for the same period last year.

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

In March 2011 the Company signed a new loan agreement with its primary lending institution which replaced our then-maturing mortgage loan on the Georgia Park. The new loan agreement has a term of three years (based on a 14-year amortization) and bears interest at a rate of 6.5% per annum (down from the previous mortgage interest rate of 7.75% per annum).

Results of Operations For the Nine Month Period Ended July 1, 2012 as Compared to Nine Month Period Ended June 26, 2011

Change in Fiscal Year End

The Company changed its fiscal year-end from December 31 to September 30, and its quarterly close dates to the closest Sunday to the end of each reporting period. For the quarter ending June 30, 2012, the closest Sunday to this date was July 1, 2012. For the fiscal year 2012, September 30 falls on a Sunday. This decision was made to align the Company’s fiscal periods more closely with the seasonality of its business. The high season typically begins at Spring Break and ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season.

Total Net Revenues for the Nine Month Period Ended July 1, 2012

The Company’s total net revenues for the nine month period ended July 1, 2012 increased by $247,663, or 11%, to $2,467,255 versus the nine month period ended June 26, 2011. The Georgia Park’s revenue increased by $106,446 as a result of a 4% increase in average revenue per customer and 2% more customers during the nine month period ended July 1, 2012 versus the nine months ended June 26, 2011. The Missouri Park’s attendance increased by 20% during the nine month period ended July 1, 2012 and admission revenue at Missouri Park increased by $165,856, or 46%, versus the nine month period ended June 26, 2011. The average revenue per Missouri customer increased by 14% during this nine month period as compared to the same period last year and attendance was 20% higher in 2012 versus the same nine month period ending June 26, 2011. The Missouri Park generated animal sales of $10,308 during the nine month period ended July 1, 2012 versus $34,947 in animal sales during the nine month period ended June 26, 2011.

The following table breaks down our operations by subsidiary for the nine months ended July 1, 2012 as compared with nine months ended June 26, 2011:

	Georgia Park		Missouri Park		Total
Nine Months	2012	2011	2012	2011	2012	2011
Total Net Sales	$1,929,509	$1,823,063	$537,746	$396,529	$2,467,255	$2,219,592
Operating Expenses	1,218,501	1,264,986	627,039	618,480	1,845,540	1,883,466
Operating Margin	711,008	558,077	-89,293	-221,951	621,715	336,126
Margin %	37%	31%	-17%	-56%	25%	15%
Corporate operating expenses	-	-	-	-	356,647	457,730
Income (Loss) from operations	-	-	-	-	$265,068	($121,604)

Operating Margin

The operating margin at the Georgia Park increased by $152,931 to $711,008 versus the nine month period ended June 26, 2011 margin due to lower operating costs and higher net sales in 2012. Operating costs at the Georgia Park decreased by $46,485 to $1,218,501. This decrease was primarily the result of reducing our reserve associated with a fine imposed by the USDA, originally assessed at $76,857 and subsequently lowered to $11,170, following a successful appeal by the Company.  The Georgia Park recorded a credit to operating expenses of approximately $66,000 to reflect the final revised assessment that the Park received in March 2012. Operating costs at the Missouri Park increased by $8,559 reflecting higher spending on advertising partially offset by lower spending on animal food and recording lower depreciation expense. Additionally, the Missouri Park recorded a $9,318 loss on disposal of assets during the nine month period ended June 26, 2011 versus no loss on disposal of assets  during the nine month period ended July 1, 2012.

The operating margin for both Parks improved by $285,589 to a total profit margin of $621,715 during the nine month period ended July 1, 2012 versus a margin of $336,126 during the nine month period ended June 26, 2011. This improvement is primarily due to higher attendance at both Parks while minimizing spending. The Company’s goal for the Missouri Park is to break even at the operating margin line this fiscal year.

Corporate Expenses and Other

Corporate spending declined by $101,083 to $356,647 during the nine month period ended July 1, 2012, primarily as a result of lower legal and accounting fees. Due to the change in our fiscal year end, accounting fees for the annual audit were recorded in the period ending October 2, 2011. Legal expenses during the nine month period ended June 26, 2011 were significantly higher due to the fact they included the costs associated with conducting the shareholders meeting and responding to a shareholder’s attempt to gain control of the company. The Corporate staff reduction saved the Company $17,500 during the nine month period ended July 1, 2012 versus the nine month period ended June 26, 2011.

Interest Cost and Other Income

Interest expense during the nine month period ended July 1, 2012 was $201,734, a decline of $27,126 as compared with the nine month period ended June 26, 2011. This reduction was a result of a lower rate on the renewal of the Georgia Park mortgage and the benefit of the Company having a lower total debt outstanding during the period, including the Company’s lines of credit.

Other Income for the nine month period ended June 26, 2011 included $97,000 in credits from favorable settlements on previously billed legal and accounting services expensed in or before December 2009.

Net Income (Loss) and Net Income (Loss) Per Share for the nine month periods

The Company reported net income of $86,237 as compared to a net loss of $237,706 for the same period last year. The earnings per share and earnings per fully diluted per share were $0.00 per share in 2012 versus a loss of $0.01 per share and fully diluted share in 2011. These results exceeded management’s expectation as a result of the growth in revenue, particularly at the Missouri Park. During this current nine month period revenue has increased $247,663 and net income has improved by $323,943. Bad weather last year had an adverse affect on the parks revenue.  Corporate spending declined by $101,083 during this nine month period while earnings for the nine month period ended June 26, 2011 benefited from recording a $97,000 credit from the settlement of previously accrued legal and accounting bills.

Total Net Revenues for the Three Month Period Ended July 1, 2012

The Company’s total net revenues for the three month period ended July 1, 2012 increased by $156,885, or 13%, to $1,378,702 versus the three month period ended June 26, 2011. The Georgia Park’s revenue increased by $51,528 as a result of higher revenue per customer but was partially offset by a modest decline in park attendance during the three month period ended July 1, 2012 versus the three month period ended June 26, 2011. The Missouri Park’s attendance increased by 31% during the three month period ended July 1, 2012 and Missouri Park revenue increased by $105,357, or 49%, versus the three month period ended June 26, 2011. The average revenue per customer at the Missouri Park increased 14% during this quarter versus the same quarter in 2011.

The following table breaks down our operations by subsidiary for the three months ended July 1, 2012 as compared with the three months ended June 26, 2011:

	Georgia Park		Missouri Park		Total
3rd QTR Three Months	2012	2011	2012	2011	2012	2011
Total Net Sales	$1,060,468	1,008,940	318,234	212,877	1,378,702	1,221,817
Operating Expenses	$541,552	552,500	266,702	242,741	808,254	795,241
Operating Margin	518,916	456,440	51,532	-29,864	570,448	426,576
Margin %	49%	45%	16%	-14%	41%	35%
Corporate operating expenses	-	-	-	-	126,402	111,050
Income from operations	-	-	-	-	$444,046	315,526

Operating Margin

The operating margin at the Georgia Park increased by $62,476 to $518,916 for the three month period ended July 1, 2012 versus the operating margin for the three month period ended June 26, 2011. The primary reasons for this increase in operating  margin were higher revenues generated at the Georgia Park while controlling our expenses at the Georgia Park.  The operating margin at the Missouri Park improved by $81,396 as a result of higher attendance.

Corporate Expenses and Other

Corporate spending increased by $15,352 to $126,402 during the three month period ended July 1, 2012, primarily as a result of higher legal fees and travel expenses.

Net Income and Income Per Share

The Company’s net income improved by $122,076 to a profit of $380,273, or $0.01 per share and fully diluted per share, for the three months ended July 1, 2012 as compared with a profit of $258,197, or $0.00 per share and fully diluted per share, for the three months ended June 26, 2011.

Liquidity and Capital Resources

Management believes that it has improved its operations to the point that it can now generate enough cash to fund its operations, make its mortgage payments and spend modestly on capital improvements in the near-term. Any slowdown in revenue or unusual capital outlays would require us to seek additional capital.

The Company’s working capital is negative $1,907,245 at July 1, 2012 as compared to a negative $360,739 working capital at October 2, 2011. This decline in working capital reflects the Company reporting the entire Missouri  note, with a face value of $1.6 million as maturing in March 2013 as a current liability.  Assuming that the Missouri note is refinanced and re-classified as long-term debt, the Company’s working capital would be less than negative $300,000. The Company is currently exploring refinancing options  for this note and believes that refinancing  will be completed before March 2013.

Total debt related to property mortgages and lines of credit (“LOC”), including current maturities, at July 1, 2012 was $3.6 million as compared to $3.8 million at October 2, 2011. The decrease in debt was a result of our positive cash flow and paying down the LOCs during the quarter. The LOC balance has been reduced to $17,000 at July 1, 2012 from $42,000 as of October 2, 2011. The Company has $583,000 available on its lines of credit to fund operations during its next fiscal quarter.

The Company continues to explore opportunities to refinance its current mortgages on more  permanent terms.

At July 1, 2012, the Company had equity of $2,573,339 and total debt of $3,594,587 (including LOCs) and a debt to equity ratio of 1.40 to 1. The Company’s debt to equity ratio was 1.52 to 1 as of October 2, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES.

Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were effective as of July 1, 2012, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

PART II

ITEM 1. LEGAL PROCEEDINGS

On May 16, 2011 the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“USDA APHIS”) issued a citation to the Company alleging violations of certain USDA APHIS regulations and assessed a penalty in the amount of $76,857.  On July 8, 2011 the Company submitted a reply to the USDA APHIS citation which contained, among other things mitigating factors which the Company believed should be considered in determining the amount of the fine. As of April 1, 2012, USDA APHIS responded to the Company with a reduced assessment of $11,170. The Company reduced its reserve by $65,687 to reflect this revised assessment.  The Company also addressed the compliance issues raised in the citation and is implementing new operational controls to address these matters going forward.

The Company commenced a lawsuit in September, 2009 against a group led by Larry Eastland, a former officer and director of the Company. The litigation was inactive until June 11, 2012 at which time the Company amended its complaint against the Eastland group to, among other things, join as defendants Stanley Harper, LEA Capital Advisors, LLC (an entity controlled by Mr. Eastland) and Computer Contact Service, Inc. (an entity controlled by Mr. Harper)   for breaches of contract and fiduciary duty with regards to the Company’s purchase of TempSERV on September 30, 2007 and its subsequent re-conveyance of TempSERV to Computer Contact Service, Inc.  as of January 1, 2009.  The Company is seeking an indefinite amount of damages. For more information regarding the original litigation, see our annual report on Form 10-K for the year ended December 26, 2010.

Except as described above, we are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

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

We Are Dependent Upon the Services of Our Executive Officers and Consultants.

Our success is heavily dependent on the continued active participation of our executive officers.  Loss of the services of one or more of these officers could have a material adverse effect upon our business, financial condition or results of operations. In particular, we place substantial reliance upon the efforts and abilities of Dale Van Voorhis, Chairman of the Board of Directors and Chief Executive Officer and Jim Meikle, President of Wild Animal-Georgia and Wild Animal-Missouri, a a member of the Company’s Board of Directors and also the Company’s Chief Operating Officer. The loss of Mr. Van Voorhis or Mr. Meikle's services could have a serious adverse effect on our business, operations, revenues or prospects.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION.

As of June 11, 2012 the Board of Directors of the Company approved an amendment to the Company’s Bylaws to prohibit any Director that misses three or more regular or special meetings of the Board of Directors during any given fiscal year from receiving compensation for his or her service as a director during such fiscal year.  An amended copy of the Company’s bylaws was filed with our report on Form 8-K filed with the SEC on July 16, 2012.

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

In addition, the following are incorporated by reference:

Current Report on Form 8-K, “Item 5.02 Departure of Directors or Certain Officers” dated June 12, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.
August 1, 2012	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer