Form 10-K
period 2012-09-30
PARKS AMERICA, INC
filed 2012-12-28
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

As of December 17, 2012, the issuer had 74,106,537 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER, 2011

FORWARD-LOOKING STATEMENTS

In this annual report, references to "Parks! America, Inc.," "Parks! America," "the Company," "we," "us," and "our" refer to Parks! America, Inc. and our wholly-owned subsidiaries.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operation," and "Risk Factors." They include statements concerning: our business strategy; liquidity and capital expenditures; future sources of revenues; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: competition from other parks, weather conditions during our primary tourist season, the price of animal feed and the price of gasoline. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

Our philosophy is to acquire, if possible, existing theme park properties with the following primary criteria in mind:

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

A majority of Wild Animal - Georgia’s animals are born in the Georgia Park. The animals we acquire are generally purchased domestically. We rarely import animals. Auctions and sales of animals across the United States occur often and we may acquire animals in these auctions if we see an opportunity to enhance our Parks. We sell animals from time to time as a result of the recent growth in the number of animals in the Georgia Park created by natural breeding that occurs in the Park, and these proceeds are recorded as revenue.  The Company had $20,253 in receivables from the sale of animals in the twelve-month period ended October 2, 2011 and no receivables at September 30, 2012.

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

Wild Animal, Inc. – The Missouri Park

Wild Animal – Missouri purchased the Missouri Park as of March 5, 2008. The Missouri Park is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and 45 miles north of Branson. The Missouri Park is a ride-through wild animal park with five-mile course permitting access to 700 animals of approximately 65 different species. Most of the animals roam wild throughout the natural habitat. Visitors to the Missouri Park are able to observe, photograph, and feed the animals from their own cars as they drive. Some animals are contained in special fenced-in areas within natural habitats and other animals are located in a more traditional zoo-like atmosphere. In addition, the park offers a gift shop, a food and beverage area and a petting zoo.

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

ITEM 2.  PROPERTY

The Company owns and operates the following animal theme parks:

Wild Animal Safari, Inc. – The Georgia Park

Wild Animal - Georgia owns and operates the Georgia Park in Pine Mountain, Georgia. The Georgia Park is situated within a 200-acre portion of a 500-acre plot that is owned by Wild Animal – Georgia. The Georgia Park includes a drive-through animal viewing area that opened in 1991. It is home to over 900 animals from six continents. Most of the animals roam wild throughout a natural habitat and visitors to the Georgia Park are able to observe, photograph and feed the animals from their own cars or our for-rent vehicles as they drive along more than three miles of paved roads that run throughout the habitat area. Some animals are contained in special fenced-in areas within the natural habitat and others are located in a more traditional zoo-like atmosphere.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTCBB under the symbol "PRKA". Effective June 25, 2008, the Company's quotation symbol on the Over-the-Counter Bulletin Board was changed from GFAM to PRKA. The table below sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the OTCBB. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits. As of September 30, 2012, there were 73,956,537 Shares outstanding held by approximately 3,204 stockholders of record. This does not reflect those shares held beneficially or those shares held in "street" name.

		High	Low
2012	First Quarter	$0.024	$0.016
	Second Quarter	$0.023	$0.01
	Third Quarter	$0.024	$0.0053
	Fourth Quarter	$0.029	$0.0145
2011	First Quarter	$0.04	$0.004
	Second Quarter	$0.02	$0.0064
	Third Quarter	$0.03	$0.02

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

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on the Company’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our consolidated financial statements for the period ended September 30, 2012 provided in this annual report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

Our philosophy is, if possible, to acquire existing amusement park properties with the following primary criteria in mind:

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

As we look at our operations for the period ended September 30, 2012, our primary objective is to improve the Company’s financial performance through growth in attendance at the Missouri Park. We believe that operations at the Missouri Park have improved dramatically since its acquisition and we generated our first operating profit at this Park during 2012. The Missouri Park’s operating margin was $29,447 as compared to an operating loss of $116,000 for the same twelve month period last year.

Since the Company’s acquisition of the Missouri Park in March, 2008 we have worked to upgrade the Park’s physical facilities and dramatically improve its food service.  However, we believe that years of operation under the prior owners resulted in negative preconceptions about the condition of the Park, and we continue to work bring the public’s perception of the Park in line with its current condition and level of service. We expected this effort would take time, but that it would yield favorable results. We will continue to focus our efforts to promote the Missouri Park and make such improvements as our capital budget allows.

Our current size and operating model leaves us little room for mistakes. Our highest priority is to continue to improve the Missouri Park operating profit. Any future capital raised by the Company is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, the Company may not be sufficient to fund our capital and liquidity needs for the near-term.

The Company signed a loan agreement in March, 2011 with our primary lending institution which replaced our maturing mortgage on the Georgia Park for a term of three years (based on a 14-year amortization) at an interest rate of 6.5% (down from previous mortgage rate of 7.75%).

In September 2012, the Board approved and the Company signed a commitment letter from Commercial Bank & Trust Co., to refinance all of the Company’s outstanding debt with a new loan (the “Refinancing Loan”) in the principal amount of $3,752,000. The proceeds will be used to pay off all outstanding debt including the seller financing from the purchase of the Missouri Park. Proceeds from the Refinancing Loan will also be used to fund $200,000 of new construction and renovations at the Parks. The Refinancing Loan will bear interest at a rate of the Prime Rate plus 2.50% (currently 5.75%) during the first five years of the loan. Thereafter, the interest rate will be re-priced every five years based on the then-Prime Rate plus 2.50%. During the first four months following the closing of the Refinancing Loan the Company may make interest-only payments.  The estimated full monthly payment will be $26,112 during the first five years of the Loan term. During the past year, the Company’s mortgages required total monthly payments of $40,876 (annual payments totaling $490,512) as compared to the new estimated annual payments of $313,344. The Refinancing Loan will result in lower annual debt service payments of $177,168. The closing costs for the Refinancing Loan are estimated to be approximately $150,000 and will be funded from the proceeds at closing.

Results of Operations For the Twelve Months Ended September 30, 2012 as Compared to Nine Month Period Ended October 2, 2011

Change in Fiscal Year End: The Company changed its fiscal year-end from December 31 to September 30, and its quarterly close dates to the closest Sunday to the end of each reporting period. For the year 2012, September 30, 2012 was the last Sunday of the month. This decision was made to align the Company’s fiscal periods more closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season which typically begins at Spring Break and runs through Labor Day.

The nine month period from December 27, 2010 through October 2, 2011 includes 40 weeks of operation as compared with 39 weeks from December 27, 2009 through September 26, 2010. The week ending October 2, 2011 generated revenue of $46,000, or 1.5% of total revenue reported for the nine months ended 2011. Of course offsetting this revenue were the cost to operate the parks this week such as labor, cost of sales, maintenance and supplies. The net impact of this extra week in 2011 is immaterial to the reported results

The table below compares this year’s annual results to pro forma results for prior 12 month period by combining last year’s audited nine month period to the unaudited three months ended December 30, 2010.

(Dollars in 000’s)	Audited 9/30/2012 12 months	Audited 10/2/2011 9 months	Unaudited 12/26/2010 3 months	Unaudited Pro Forma 12 months
Total Net Sales	$3,690	3,020	521	3,541
Total Operating Expenses	3,145	2,530	853	3,383
Operating Income	545	490	(332)	158
Other, Net (Loss) Income	(249)	(220)	27	(193)
Net Income	$296	270	(305)	(35)

The Company’s net sales for 2012 improved by $149,000, or 4%, as compared to the prior 12 month period. The revenue increase was a result of higher revenue per person. Total attendance combined remained flat with an increase in attendance at the Missouri Park offset by a decrease in Georgia Park attendance.

Operating expenses declined by $238,000, or 7%, as a result of lower corporate spending and this year’s reversal of $65,000 associated with the USDA fine accrued in the previous year. Excluding the impact of accruing the fine in 2011 and reversing  the majority of it in 2012, operating expenses declined by $108,000, or 3%.

Total Net Revenues

The Company’s total net revenues for the year ended September 30, 2012 were $3.7 million as a result of higher revenue per person. In total, our attendance at the parks was flat with that of the same period for the twelve months ended September 30, 2012.

Attendance at the Georgia Park declined by 2% this year versus the same 12 month period in 2011 while attendance at the Missouri Park increased by 7% versus 2011. Both parks generated higher revenue per customer again in 2012 as a result of higher admission pricing and more cross-selling of other products and services. As stated above, net sales benefited by reporting an extra week which added almost $46,000 to 2011 net sales.

The following table breaks down our operations by subsidiary for the 12 months ended September 30, 2012 versus the nine month period ended October 2, 2011:

(Dollars in 000’s)	Georgia Park		Missouri Park		Total
Fiscal Period	2012	2011	2012	2011	2012	2011
Total Net Sales	$2,776	2,308	914	712	3,690	3,020
Operating Expenses	1,750	1,475	885	714	2,635	2,189
Operating Margin	1,026	833	29	(2)	1,055	831
Margin %	37%	36%	3%	0%	29%	28%
Corporate operating expenses					510	341
Income from operations					$545	$490

Operating Expenses

During 2012, operating costs at the Georgia Park benefited from the Company’s favorable settlement with the United States Department of Agriculture (the “USDA”) for less than amount originally assessed and accrued last year. In May 2011 the USDA assessed fines for alleged violations and deficiencies in the maintenance and operations of the Georgia Park, and the Park recorded a $76,857 charge in association with such fines. The Company addressed the compliance issues raised in the citation, implemented new operational controls, and during July 2011, appealed the USDA’s findings. Upon review, the USDA lowered the fine to $11,170. The Company reversed the excess reserve in 2012. See LEGAL PROCEEDINGS herein.

Corporate Expenses and Other

Corporate spending for the twelve months ended September 30, 2012 declined by $105,000 as compared with the pro forma twelve months ended October 2, 2011 as a result of lower professional fees in accounting and legal services.

Interest Cost

Interest expense was $274,030 as compared with $309,200 for the prior twelve month period.  This reduction was a result of negotiating a lower rate on the renewal of the Georgia mortgage and the benefit of having lower total debt outstanding this year versus 2011.

Net Income and Income Per Share

The Company’s net income increased by $26,260, or10%, to a profit of $295,852, or $0.00 per share and fully diluted per share, for the twelve months ended September 30, 2012 as compared with a profit of $269,598, or $0.00 per share and fully diluted per share for the nine month transition period ended October 2, 2011. The Company reported a loss of $304,867 during the three month period from September 26, 2010 through December 26, 2010, meaning that the Company experienced a loss of $35,269 during the comparable twelve month period

Liquidity and Capital Resources

Management believes that it has improved its operations to the point that it can now generate enough cash to fund its operations, make its mortgage payments and spend modestly on capital improvements in the near-term. Any slowdown in revenue or unusual capital outlays would require us to seek additional capital. In March 2011 the Company borrowed $50,000 from its Chairman to make an additional one-time $50,000 lump sum principal payment on the Missouri mortgage that allowed us to extend this seller financing another two years on the same terms. This $50,000 related party note had terms similar to its CB&T line of credit. The related party note was repaid in April 2011. It had a term of one year, was unsecured and accrued interest at a rate of 6% per annum. For more information regarding such note, see “Certain Relationships and Related Transactions, and Director Independence” herein.

The Company’s working capital at September 30, 2012 was negative $1.7 million as compared with a negative $360,739 working capital at October 2, 2011. The large increase is a result of recording the entire Missouri Park mortgage as current under the terms of the seller financing. The mortgage is due in full in March 2013. The Company is in process of completing its refinancing of all outstanding loans and anticipates closing during January 2013.

As stated above, in September 2012, the Board approved and the Company signed a commitment letter from Commercial Bank & Trust Co., to refinance all of the Company’s outstanding debt with a new loan (the “Refinancing Loan”) in the principal amount of $3,752,000. The proceeds will be used to pay off all outstanding debt including the seller financing from the purchase of the Missouri Park. Proceeds from the Refinancing Loan will also be used to fund $200,000 of new construction and renovations at the Parks. The Refinancing Loan will bear interest at a rate of the Prime Rate plus 2.50% (currently 5.75%) during the first five years of the loan. Thereafter, the interest rate will be re-priced every five years based on the then-Prime Rate plus 2.50%. During the first four months following the closing of the Refinancing Loan the Company may make interest-only payments.  The estimated full monthly payment will be $26,112 during the first five years of the Loan term. During the past year, the Company’s mortgages required total monthly payments of $40,876 (annual payments totaling $490,512) as compared to the new estimated annual payments of $313,344. The Refinancing Loan will result in lower annual debt service payments of $177,168. The closing costs for the Refinancing Loan are estimated to be approximately $150,000 and will be funded from the proceeds at closing.

Total debt related to property mortgages and lines of credit (“LOC”), including current maturities, at September 30, 2012 was $3.5 million as compared with $3.8 million as of October 2, 2011. The reduction in debt was a result of our positive cash flow being used to pay off all of our LOCs as compared with a balance of $42,000 as of October 2, 2011.The Company has a total of $600,000 available on its LOCS to fund operations during the next few quarters.

At September 30, 2012, the Company had equity of $2,782,954 and total debt of $3,768,050 and a debt to equity ratio of 1.35 to 1. The Company’s debt to equity ratio was 1.65 to 1 as of October 2, 2011.

Our principal source of income is from cash sales, which is projected to provide sufficient cash flow to fund operations and service our current debt. Now that the operations are generating positive cash flow and our mortgages should be refinanced in the next quarter, the Company can devote more attention on improving the attractions at our theme parks and seek out other theme park attractions for possible acquisition.

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

Our financial statements and related notes are set forth at pages F-1 through F-14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) they concluded that our disclosure controls and procedures were effective as of September 30, 2012, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

ITEM 9B.  OTHER INFORMATION

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Dale Van Voorhis	71	Chief Executive Officer and Director
Jon Laria	52	Chief Financial Officer and Director
Christopher Eastland	40	Director
Jim Meikle	71	Chief Operating Officer and Director
Jeff Lococo	55	Secretary and Director
Charles Kohnen	44	Director

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

Jon Laria, CPA

Jon Laria was appointed Parks’ Chief Financial Officer and as a member of its Board of Directors during March 2009. Mr. Laria is Chief Financial Officer of OneHope, Inc. , a global non-profit organization and Skye Petroleum, Inc. (SKPO: OTC U.S.) which owns proprietary technology and equipment to an oil and gas paraffin treatment process.. Mr. Laria was previously a senior manager at Ryder System, Inc. for eight years, a $6 billion transportation services and logistics company, were he was responsible for managing $3.7 billion in assets in North America for his last three years there. He also served as the head of several centralized accounting and analysis functions for three years and was also the Financial Reporting Manager for two years. Mr. Laria was an Audit Manager for Arthur Andersen in the Columbus, Ohio office. His clients at Arthur Andersen were primarily public companies.

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

The Audit Committee met once in the twelve-month period ended September 30, 2012.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file. Based upon a review of those forms and any written representations regarding the need for filing Forms 5, the following table sets forth information regarding each person who, failed to file on a timely basis reports of transactions disclosed in the above forms:

Name	Number of Late Reports	Known Failures to File a Required Form
Dale Van Voorhis	1	0
Jeffrey Lococo	1	0
James Meikle	2	0
Christopher Eastland	2	0
Charles Kohnen	1	0
Jon Laria	1	0

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, all of whose total annual salary and bonus for the years ended September 30, 2012, October 2, 2011, December 26, 2010 and December 27, 2009 and exceeded $100,000.

Name & Principal Position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Meikle (1) Director , Chief Operating Officer	2012	$120,000	-	$250	-	-	-	-	$120,250
	2011	$ 90,000	-	-	-	-	-	-	$ 90,000
	2010	$120,000	-	$250	-	-	-	-	$120,250

Dale Van Voorhis Chief Executive Officer, Director	2012	$75,000	-	$250	-	-	-	-	$75,250
	2011	$ 66,250	-	-	-	-	-	-	$66,250
	2010	$75,000	-	$250	-	-	-	-	$75,250

Jon Laria, Chief Financial Officer, Director	2012	$50,000	-	$250	-	-	-	-	$50,250
	2011	$37,500	-	-	-	-	-	-
	2010	$50,000	-	$250	-	-	-	-	$50,250

Tristan Pico (2) Former officer and Director	2012	$0	-	$250	-	-	-	-	$250
	2011	$0	-	$0	-	-	-	-	$0
	2010	$70,000	-	$0	-	-	-	-	$70,000

(1)

Mr. Meikle is also President of the Company’s wholly owned subsidiaries Wild Animal – Georgia and Wild Animal – Missouri.

(2)

Mr. Pico was terminated as the Company’s Chief Executive Officer in December, 2010. Mr. Pico resigned from the Company’s Board of Directors as of July 11, 2012.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended September 30, 2012.

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

ITEM 12.  EQUITY COMPENSATION PLAN INFORMATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of December 17, 2012. . Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. Unless otherwise indicated, the address of each beneficial owner is care of Parks! America, Inc., 1300 Oak Grove Road, Pine Mountain, GA 31822, unless otherwise set forth below that person's name.

74,106,537

Name of Beneficial Owner	Number of Shares Owned	Percent(2)	Title
Dale Van Voorhis	13,100,000	17.7%	CEO and Director
Jon Laria	600,000	0.81%	CFO and Director
James Meikle	3,985,000	5.4%	Chief Operating Officer and Director
Christopher Eastland (1)	400,000	0.5%	Director
Jeffrey Lococo	225,000	.0.3%	Secretary and Director
Charles Kohnen & Angela Kohnen	13,445,000	18.14%	Director
Global Public Strategies LTD (3) Central Plaza, Suite 4703 18 Harbour Road Wanchai Hong Kong	10,200,000	13.6%

(1)

100,000 of the Company’s shares owned by Mr. Eastland are held in the name of his spouse.

(2)

Based upon 74,106,537 shares of common stock issued and outstanding as of December 17, 2012, assuming except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding.

(3)

Based on the Company’s review of prior public filings, the Company believes that Global Strategies LTD is owned and controlled by Larry Eastland, former director, president and chief executive officer of the company and the father of Chris Eastland, a member of the Board of Directors.

Officers, directors and their controlled entities, as a group, controlled approximately 43% of the outstanding common stock of the Company as of December 17, 2012.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent registered public accounting firm for the audit and quarterly reviews of our financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2012 and October 2, 2011, were approximately $39,000 and $36,200.

Tax Fees

The aggregate fees billed by our independent registered public accounting firm for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2012 and October 2, 2011, were approximately $7,500 and $0, respectively.

All Other Fees

No other fees were billed by our independent registered public accounting firm for the fiscal years ended September 30, 2012 and October 2, 2011.

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

3.5

Amended Bylaws of the Company, as of January 17, 2011 (incorporated by reference to the Annual Report on Form 10-KT filed by the Company on December 29, 2012).

3.6

Amended Bylaws of the Company as of June 12, 2012 (incorporated by reference to the Report on Form 8-K filed by with the Securities and Exchange Commission on July 16, 2012).

21.1

Subsidiaries of the Registrant.

23.1

Consent of Silberstein Ungar, PLLC Independent Auditors dated December 20, 2012.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of December 21, 2012 by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

By:  /s/ Dale Van Voorhis

Dale Van Voorhis

Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Dale Van Voorhis
Dale Van Voorhis	Chief Executive Officer and Director	December 21, 2012

By: /s/Jeffrey Lococo
Jeffrey Lococo	Director	December 21, 2012

By: /s/ James Meikle
James Meikle	Director	December 21, 2012

By: /s/ Jon Laria
Jon Laria	Chief Financial Officer and Director	December 21, 2012

By: /s/ Charles Kohnen
Charles Kohnen	Director	December 21, 2011

By: __________________
Christopher Eastland	Director

ITEM 8

FINANCIAL STATEMENTS

PARKS! AMERICA, INC and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

PARKS! AMERICA, INC and SUBSIDIARIES

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Parks! America, Inc.

Pine Mountain, Georgia

We have audited the accompanying consolidated balance sheets of Parks! America, Inc. and Subsidiaries as of September 30, 2012 and October 2, 2011, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parks! America, Inc. and Subsidiaries as of September 30, 2012 and October 2, 2011 and the results of its operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

December 20, 2012

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2012 and October 2, 2011

ASSETS	September 30, 2012	October 2, 2011
Current Assets
Cash – unrestricted	$147,962	$41,097
Inventory	147,792	130,415
Accounts receivable	0	20,253
Prepaid expenses	44,808	31,426
Total Current Assets	340,562	223,191

Property and Equipment, net	6,196,845	6,353,808
Other Assets
Intangible assets, net	5,097	2,582
Deposits	8,500	8,500
Total Other Assets	13,597	11,082
TOTAL ASSETS	$6,551,004	$6,588,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$134,758	$121,473
Accrued expenses	113,854	193,355
Notes payable – lines of credit	0	42,000
Current maturities of long – term debt	1,773,935	227,102
Total Current Liabilities	2,022,547	583,930
Long-term Debt
Long – term obligations	1,745,503	3,518,799
TOTAL LIABILITIES	3,768,050	4,102,729
STOCKHOLDERS’ EQUITY
Common stock; 300,000,000 shares authorized, at $.001 par value; 73,956,537 and 73,781,537 shares issued and outstanding, respectively	73,956	73,781
Capital in excess of par	4,792,656	4,791,081
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(2,080,408)	(2,376,260)
TOTAL STOCKHOLDERS’ EQUITY	2,782,954	2,485,352
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,551,004	$6,588,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Periods Ended September 30, 2012 and October 2, 2011

	For 12 Months Ended	For 9 Months Ended
	September 30, 2012	October 2, 2011
NET SALES	$3,670,180	$2,967,112
Sale of animals	20,162	53,142
TOTAL NET SALES	3,690,342	3,020,254
OPERATING EXPENSES
Cost of sales	531,350	385,070
Selling, general and administrative	2,305,694	1,912,117
Depreciation & amortization	316,487	233,423
(Gain) on disposal of operating assets	(7,995)	(538)
Total Operating Expenses	3,145,536	2,530,072
INCOME FROM OPERATIONS	544,806	490,182
OTHER INCOME (EXPENSES)
Other income (expense)	25,076	17,720
Interest expense	(274,030)	(238,304)
Total Other Income (Expenses)	(248,954)	(220,584)
INCOME BEFORE INCOME TAXES	295,852	269,598
PROVISION FOR TAXES	0	0
NET INCOME	$295,852	$269,598
WEIGHTED OUTSTANDING SHARES (in 000's)	73,925	73,782
NET INCOME PER SHARE / FULLY DILUTED SHARE	$0.00	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

As of September 30, 2012

	Common Stock		Add'l Paid	Treasury	Accumulated
	Shares	Amount	in Capital	Stock	Deficit	Total
Balance at December 26, 2010	73,781,537	$73,781	$4,791,081	$(3,250)	$(2,645,858)	$2,215,754
Net Income for the Period Ended October 2, 2011	0	0	0	0	269,598	269,598
Balance at October 2, 2011	73,781,537	73,781	4,791,081	(3,250)	(2,376,260)	2,485,352
Issuance of common stock to directors and officers	175,000	175	1,575	0	0	1,750
Net Income for the Year Ended September 30, 2012	0	0	0	0	295,852	295,852
Balance at September 30, 2012	73,956,537	$73,956	$4,792,656	$(3,250)	$(2,080,408)	$2,782,954

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Periods Ended September 30, 2012 and October 2, 2011

	For 12 Months Ended	For 9 Months Ended
Cash Flows from Operating Activities:	September 30, 2012	October 2, 2011
Net income for the period	$295,852	$269,598
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation expense and amortization	316,487	233,423
(Gain) on disposal of assets	(7,995)	(538)
Share-based compensation	1,750	0
Changes in Assets and Liabilities
(Increase) in inventory	(17,377)	(53,613)
(Increase) decrease in accounts receivable	20,253	(20,253)
(Increase) decrease in prepaid expenses	(13,382)	72,025
Increase in accounts payable	13,285	26,025
Increase (decrease) in accrued expenses	(79,501)	122,241
Net Cash Provided by Operating Activities	529,372	648,908

Cash Flows from Investing Activities:
Acquisition of property and equipment	(149,792)	(98,498)
Proceeds from asset sales	0	538
Capitalization of loan fees	(4,250)	0
Net Cash (Used In) Investing Activities	(154,042)	(97,960)

Cash Flows from Financing Activities:
Proceeds (payments) on lines of credit (LOC)	(42,000)	(323,262)
Payments on note payable	(226,465)	(196,507)
Net Cash (Used in) Financing Activities	(268,465)	(519,769)

Net Increase in Cash	106,865	31,179
Cash at beginning of period	41,097	9,918
Cash at end of period	$147,962	$41,097

Supplemental Cash Flow Information:
Cash paid for interest	$278,591	$229,706
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Trade Accounts Receivable: The theme parks are a cash business therefore there are typically no receivables on the books of the Company. As of October 2, 2011 the Company had $20,253 in receivables primarily from the sale of animals in late September following the end of the Company’s busy season. There were no receivables as of September 30, 2012.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

	September 30, 2012	October 2, 2011	Depreciable Lives
Land	$2,507,180	$2,507,180	none
Buildings	2,952,983	2,924,605	40 years
Facilities and Improvements & Equipment	754,313	674,967	5 - 15 years
Furniture & Fixtures	75,188	74,333	7 years
Ground Improvements	751,149	749,149	15 years
Park animals	589,234	586,859	5 - 10 years
Rides & entertainment	22,000	22,000	7 years
Vehicles	291,429	250,696	5 years
Sub-total	7,943,476	7,789,789
Accumulated Depreciation	(1,746,631)	(1,435,981)
Total Net Assets	$6,196,845	$6,353,808

Inventory: Inventory consists of park supplies, and is stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly.

Fiscal Year End: The Company changed its fiscal year-end from December 31 to September 30, and its quarterly close dates to the closest Sunday to the end of each reporting period. For the year 2012, September 30, 2012 was the last Sunday of the month. In 2011, the closest Sunday was October 2, 2011.  This decision was made to align the Company’s fiscal periods more closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season which typically begins at Spring Break and runs through Labor Day.

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

September 30, 2012

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Intangible assets: Other intangible assets include franchising fees, loan fees, payroll software, and they are reported at cost. Franchising and loan fees are amortized over a period of 60 months and payroll software over a period of 36 months.  The Company made initial payments of $4,250 in September 2012 towards its refinancing of all outstanding debt. See footnote 3. LONG-TERM DEBT for more information.

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

Uncertainties: The accompanying financial statements have been prepared on a going concern basis. The ability of the Company to continue as a going concern during the next twelve months depends on the ability of the Company to generate revenues from operations, to maintain its existing sources of capital and to obtain refinancing on existing debt maturities or obtain new sources of financing sufficient to sustain operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

3. LONG-TERM DEBT

On March 10, 2011, the Company refinanced its Georgia Park mortgage with Commercial Bank and Trust, a division of Synovus Bank (the “New Loan”). The New Loan was guaranteed by the Company,  bears interest at a rate of 6.5% per annum, is payable in monthly payments of $18,049 based on a fourteen year amortization and has a maturity date of May 10, 2014. It required a loan fee of $2,500. The New Loan is secured by the Georgia Park land, buildings and improvements and most of the Park’s assets.

	September 30, 2012	October 2, 2011

The Commercial Bank and Trust of Troup County original loan was repaid in monthly installments of $19,250 based on a twenty year amortization schedule. The interest rate on the original loan was 7.75% for the first five years. The original loan matured on November 17, 2010, but terms continued on a month to month basis until March 2011. The new note requires monthly payments of $18,048.55 based on a 14 year amortization. The loan has a fixed interest rate of 6.5%, and a balloon payment due in June 2014. The loan is secured by a first priority security agreement and a first priority security deed on the assets of the Georgia Park.

	$1,843,278	$1,935,043

In addition, Wild Animal Safari, Inc. maintains several lines of credit loans from Commercial Bank & Trust Company of Troup County (CB&T) for working capital purposes which total $600,000.These lines of credit are renewable annually, subject to the satisfactory performance by Wild Animal Safari theme park assets. The lines of credit were not drawn on as of September 30, 2012 and were drawn down to $42,000 as of October 2, 2011. All advances are recorded as current liabilities.

On March 5, 2008 the Company’s wholly owned subsidiary Wild Animal, Inc. issued a note payable to Oak Oak, Inc. in the amount of $1,750,000 for debt incurred in the purchase of the Wild Animal theme park. The note bears interest at 8% and is payable in 36 monthly installments of $12,841, and a final balloon payment at the end of the 3 rd year. In March, 2011Wild Animal, Inc. made an additional one-time lump sum payment of $50,000 that allowed it to extend the loan for an additional 2years on the same terms. The note was extended and has a final balloon payment due in full on the 60th payment in March 2013.

	1,617,622	1,641,266

On March 5, 2008 the Company obtained a loan from Commercial Bank & Trust in the amount of $500,000 to improve and upgrade facilities of the Missouri Park. This loan bears interest at a rate of 7.25% and is payable in 60 monthly payments of $9,986.	58,538	169,591

Total Debt	3,519,438	3,,745,900
Less current portion of long-term debt	(1,773,935)	(227,101)
Long-term Debt	$1,745,503	$3,518,799

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

3. LONG-TERM DEBT (CONTINUED)

At September 30, 2012 the scheduled future principal maturities for all notes are as follows:

Period Ending September 30, 2012
2012	$1,773,935
2013	1,745,503
2014	0
2015	0
2016	0
thereafter	0
3,519,438
Less: current portion	(1,773,935)
Long-term portion	$1,745,503

In September 2012, the Board approved and the Company signed a commitment letter from Commercial Bank & Trust Co., to refinance all of the Company’s outstanding debt with a new loan (the “Refinancing Loan”) in the principal amount of $3,752,000. The proceeds will be used to pay off all outstanding debt including the seller financing from the purchase of the Missouri Park. Proceeds from the Refinancing Loan will also be used to fund $200,000 of new construction and renovations at the Parks. The Refinancing Loan will bear interest at a rate of the Prime Rate plus 2.50% (currently 5.75%) during the first five years of the loan. Thereafter, the interest rate will be re-priced every five years based on the then-Prime Rate plus 2.50%. During the first four months following the closing of the Refinancing Loan the Company may make interest-only payments.  The estimated full monthly payment will be $26,112 during the first five years of the Loan term. During the past year, the Company’s mortgages required total monthly payments of $40,876 (annual payments totaling $490,512) as compared to the new estimated annual payments of $313,344. The Refinancing Loan will result in lower annual debt service payments of $177,168. The closing costs for the Refinancing Loan are estimated to be approximately $150,000 and will be funded from the proceeds at closing.

4. LINES OF CREDIT

Wild Animal Safari, Inc. maintains several lines of credit loans from Commercial Bank & Trust Company of Troup County (CB&T) for working capital purposes which total $600,000. These lines of credit (“LOCs”) are renewable annually, subject to the satisfactory performance by the Georgia Park assets. The LOCs were not used as of September 30, 2012 and were drawn down to $42,000 as of October 2, 2011, respectively. All advances are recorded as current liabilities. The LOC interest rates are tied to prime but have a minimum rate of 6% for $350,000 and 5.5% for the remaining balance of $250,000.

Upon execution of the new refinancing planned for January 2013, the lines of credits will be reduced to a maximum available line of $350,000. For more information regarding the anticipated refinancing see Note 3-Long Term Debt above.

5. NOTE PAYABLE – RELATED PARTY

On March 4, 2011 the Company received an unsecured loan (the “Loan”) in the amount of $50,000 from the Chairman and CEO of the Company. The Loan had a term of one (1) year and accrued interest at the rate of 6% per annum. The Company used the proceeds of the Loan toward the balloon payment due on the Missouri Mortgage. The Loan was repaid in full in April 2011.

6. STOCKHOLDERS’ EQUITY

As policy, capital stock shares issued for service to the Company are valued based on market price on the date of issuance. During December 2011, the Company awarded 175,000 shares to seven directors for their service on the Board of Directors at a fair market value of $0.01 per share or $1,750. This amount was reported as an expense to operations in 2012.

Officer, directors and their controlled entities own approximately 43% of the outstanding common stock of the Company as of September 30, 2012.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

On December 16, 2010 the Board of Directors terminated Tristan Pico as Chief Executive Officer and Secretary of the Company. Mr. Pico subsequently resigned from the Company’s Board of Directors in July 2012.

The salaries of all officers are reviewed annually and no changes were made in 2012. On January 27, 2011 the Company announced the following actions concerning the Company’s executive officers, effective immediately: Dale Van Voorhis was appointed Chief Executive Officer of the Company; James R. Meikle was appointed Chief Operating Officer of the Company and Jeff Lococo was appointed Secretary of the Company

On March 4, 2011 the Company received an unsecured loan (the “Loan”) in the amount of $50,000 from the Chairman and CEO of the Company. The Loan has a term of one (1) year and bears interest at the rate of 6% per annum. The Company used the proceeds of the Loan toward the balloon payment due on the Missouri Mortgage. In April of 2011, the Loan was repaid in full. See Note 5.

8. INCOME TAXES

For the period ended September 30, 2012, the Company has reported a profit $295,852 and will utilize a portion of its net operating loss carryforward to offset its tax liability, therefore, we have no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $4,197,000 at September 30, 2012 and will expire beginning in the year 2026.

The provision for Federal income tax consists of the following for the periods ended September 30, 2012 and October 2, 2011:

Federal income tax benefit attributable to:	2012	2011
Current Operations	$(100,590)	$(91,663)
Valuation allowance	100,590	91,663
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	2012	2011
Net operating loss carryover	$1,427,200	$1,527,790
Less: valuation allowance	(1,427,200	(1,527,790)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $4,197,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Year ended September 30, 2012				Total September 30,
Operations by Subsidiary	Corporate	Georgia	Missouri	2012
Total Revenue	$0	$2,776,041	$914,301	$3,690,342
Operating Expenses	(510,623)	(1,750,059)	(884,854)	(3,145,536)
Operating Profit (Loss)	(510,623)	1,025,982	29,447	544,806
Interest Expense	(8,124)	(135,617)	(130,289)	(274,030)
Other Income (Expense), Net	530,100	(507,303)	2,279	25,076
Income (Loss) Before Taxes	$11,353	$383,062	($98,563)	$295,852

Nine months ended October 2, 2011				Total October 2,
Operations by Subsidiary	Corporate	Georgia	Missouri	2011
Total Revenue	$0	$2,308,094	$712,160	$3,020,254
Operating Expenses	(341,430)	(1,474,898)	(713,744)	(2,530,072)
Operating Profit (Loss)	(341,430)	833,196	(1,584)	490,182
Interest Expense	(11,906)	(123,024)	(103,374)	(238,304)
Other Income (Expense), Net	372,748	(363,107)	8,079	17,720
Income (Loss) Before Taxes	$19,412	$347,065	($96,879)	$269,598

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

10. BUSINESS SEGMENTS (CONTINUED)

As of September 30, 2012				Total September 30,
Balance Sheet by Subsidiary	Corporate	Georgia	Missouri	2012
Current Assets	$5,770	$158,704	$176,088	$340,562
Fixed Assets	0	4,143,655	2,053,190	6,196,845
Intangible asset	0	4,395	702	5,097
Investments	4,023,035	(2,511,240)	(1,511,795)	0
Other assets	0	3,500	5,000	8,500
Total Assets	$4,028,805	$1,799,014	$723,185	$6,551,004

Current Liabilities	$111,180	$233,590	$1,677,777	$2,022,547
Long term notes	0	1,745,503	0	1,745,503
Intercompany	1,186,947	(1,545,353)	358,406	0
Stockholders’ Equity	2,730,678	1,365,274	(1,312,998)	2,782,954
Total Liabilities and Stockholders’ Equity	$4,028,805	$1,799,014	$723,185	$6,551,004

As of October 2, 2011				Total October 2,
Balance Sheet by Subsidiary	Corporate	Georgia	Missouri	2011
Current Assets	$4,711	$157,980	$60,500	$223,191
Fixed Assets	0	4,241,616	2,112,192	6,353,808
Intangible asset	0	419	2,163	2,582
Investments	4,023,035	(2,511,240)	(1,511,795)	0
Other assets	0	3,500	5,000	8,500
Total Assets	$4,027,746	$1,892,275	$668,060	$6,588,081

Current Liabilities	$172,365	$335,110	$76,455	$583,930
Long term notes	58,399	1,842,778	1,617,622	3,518,799
Intercompany	1,079,407	(1,267,824)	188,417	0
Stockholders’ Equity	2,717,575	982,211	(1,214,434)	2,485,352
Total Liabilities and Stockholders’ Equity	$4,027,746	$1,892,275	$668,060	$6,588,081

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

12. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2012 to December 20, 2012, the date these financial statements were issued, and have determined that it does not have any material subsequent events to disclose in these consolidated financial statements.