Form 10-Q
period 2012-12-30
PARKS AMERICA, INC
filed 2013-02-06
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2012

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

Yes      . No  X .

As of February 1, 2013, the issuer had 74,106,537 outstanding shares of Common Stock.

PARKS! AMERICA, INC and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2012

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of December 30, 2012 and September 30, 2012

ASSETS	December 30, 2012	September 30, 2012
Current Assets
Cash – unrestricted	$111,974	$147,962
Inventory	147,701	147,792
Prepaid expenses	44,859	44,808
Total Current Assets	304,534	340,562

Property and Equipment, net	6,164,319	6,196,845
Other Assets
Intangible assets, net	31,448	5,097
Deposits	8,500	8,500
Total Other Assets	39,948	13,597
TOTAL ASSETS	$6,508,801	$6,551,004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$104,811	$134,758
Accrued expenses	62,616	113,854
Notes payable – lines of credit	319,397	0
Current maturities of long – term debt	1,738,793	1,773,935
Total Current Liabilities	2,225,617	2,022,547
Long-term Debt
Long – term obligations	1,711,165	1,745,503
TOTAL LIABILITIES	3,936,782	3,768,050
STOCKHOLDERS’ EQUITY
Common stock; 300,000,000 shares authorized, at $.001 par value;74,106,537 and 73,956,537 shares issued and outstanding, respectively	74,106	73,956
Capital in excess of par	4,794,006	4,792,656
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(2,292,843)	(2,080,408)
TOTAL STOCKHOLDERS’ EQUITY	2,572,019	2,782,954
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,508,801	$6,551,004

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended December 30, 2012 and January 1, 2012

	For 3 Months Ended
	Dec 30, 2012	Jan 1, 2012
NET SALES	$577,425	$514,725
Sale of animals	0	225
TOTAL NET SALES	577,425	514,950
OPERATING EXPENSES
Cost of sales	77,506	74,041
Selling, general and administrative	601,014	490,441
Depreciation & amortization	73,822	77,556
(Gain) loss on disposal of operating assets	(11,160)	0
Total Operating Expenses	741,182	642,038
LOSS FROM OPERATIONS	(163,757)	(127,088)
OTHER INCOME (EXPENSES)
Other income (expense)	6,169	4,548
Interest expense	(54,847)	(57,693)
Total Other Income (Expenses)	(48,678)	(53,145)
LOSS BEFORE INCOME TAXES	(212,435)	(180,233)
PROVISION FOR TAXES	0	0
NET LOSS	$(212,435)	$(180,233)
WEIGHTED OUTSTANDING SHARES (in 000's)	74,107	73,830
NET LOSS PER SHARE / FULLY DILUTED SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

As of December 30, 2012

	Common Stock		Additional Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at October 2, 2011	73,781,537	$73,781	$4,791,081	$(3,250)	$(2,376,260)	$2,485,352
Issuance of common stock to directors and officers	175,000	175	1,575	0	0	1,750
Net Income for the Year Ended September 30, 2012	0	0	0	0	295,852	295,852
Balance at September 30, 2012	73,956,537	73,956	4,792,656	(3,250)	(2,080,408)	2,782,954
Issuance of common stock to directors and officers	150,000	150	1,350	0	0	1,500
Net Loss for the Period Ended December 30, 2012	0	0	0	0	(212,435)	(212,435)
Balance at December 30, 2012	74,106,537	$74,106	$4,794,006	$(3,250)	$(2,292,843)	$2,572,019

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended December 30, 2012 and January 1, 2012

	December 30, 2012	January 1, 2012
Cash Flows From Operating Activities:
Net loss for the period	$(212,435)	$(180,233)
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation expense and amortization	73,822	77,556
(Gain) loss on disposal of assets	(11,160)	0
Share-based compensation		1,750
Changes in Assets and Liabilities
Decrease in inventory	91	3,000
(Increase) decrease in prepaid expenses	(51)	7,527
Decrease in accounts receivable	0	18,143
(Decrease) in accrued expenses	(49,738)	(79,490)
(Decrease) in accounts payable	(29,947)	(65,756)
Net Cash Used In Operating Activities	(229,418)	(217,503)

Cash Flows from Investing Activities:
Proceeds from disposal of assets	21,243	0
Capitalization of refinancing fees	(26,562)	0
Acquisition of property and equipment	(51,168)	(10,929)
Net Cash (Used In) Investing Activities	(56,487)	(10,929)

Cash Flows from Financing Activities:
Proceeds (payments) on lines of credit	319,397	284,000
Payments on note payable	(69,480)	(55,473)
Net Cash Provided By Financing Activities	249,917	228,527

Net Increase (Decrease) in Cash	(35,988)	95
Cash at beginning of period	147,962	41,097
Cash at end of period	$111,974	$41,192

Supplemental Cash Flow Information:
Cash paid for interest	$59,445	$68,635
Cash paid for income taxes	$0	$0

Non-Cash Investing and Financing Information:
Stock issued to satisfy accrued expenses	$1,500	$0

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2012

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include  accidents occurring at our parks, competition from other parks, weather conditions during our primary tourist season, the price of animal feed, the price of gasoline, changes in consumer spending patterns and general economic conditions.

On June 13, 2005, the Company acquired the Georgia Park and on March 5, 2008, the Company acquired the Missouri Park.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended September 30, 2012. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2012

Trade Accounts Receivable: The theme parks are a cash business therefore there are typically no receivables on the books of the Company.  As of December 30, 2012 and September 30, 2012, respectively, the Company had no outstanding receivables.

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

Fiscal Year End:  During 2011, the Company changed its fiscal year-end from December 31 to September 30, and changed its quarterly close dates to the last Sunday that falls at the end of each reporting period. For the quarter ended December 31, 2012 the Sunday closest to the end of the reporting period was December 30, 2012. This decision was made to align the Company’s fiscal periods more closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season which typically begins at Spring Break and runs through Labor Day.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight line method over the estimated useful lives of the assets, which range from five to thirty nine years. A summary is included below.

	December 30, 2012	September 30, 2012	Depreciable Lives
Land	$2,507,180	$2,507,180	none
Buildings	2,972,368	2,952,983	40 years
Facilities and Improvements & Equipment	767,644	754,312	5 - 15 years
Furniture & Fixtures	75,189	75,189	7 years
Ground Improvements	751,149	751,149	15 years
Park animals	594,258	589,234	5 - 10 years
Rides & entertainment	22,000	22,000	7 years
Vehicles	272,620	291,429	5 years
Sub-total	7,962,408	7,943,476
Accumulated Depreciation	(1,798,089)	(1,746,631)
Total Net Assets	$6,164,319	$6,196,845

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

December 30, 2012

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Intangible assets: Other intangible assets include franchising fees, loan fees, payroll software, and they are reported at cost. Franchising and loan fees are amortized over a period of 60 months and payroll software over a period of 36 months. The Company made initial payments of $4,250 in September 2012 and additional payments of $26,562 during the three months ended December 30, 2012 towards its refinancing of all outstanding debt. See Footnote 10 - “SUBSEQUENT EVENTS” for more information.

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

December 30, 2012

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

Subsequent to the period covered by this report, on January 9, 2013 the Company completed a refinancing transaction (the “Refinancing Loan”) with Commercial Bank & Trust Co. as lender in the principal amount of $3,752,000. For more information regarding the Refinancing Loan see Note 10 - “SUBSEQUENT EVENTS” herein.

	December 30, 2012	September 30, 2012

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

	$1,808,940	$1,843,278

In addition, Wild Animal Safari, Inc. maintains several lines of credit loans from Commercial Bank & Trust Company of Troup County (CB&T) for working capital purposes which total $600,000. These lines of credit (“LOCs”) are renewable annually, subject to the satisfactory performance by the Georgia Park assets. The LOCs were not used as of September 30, 2012 and were drawn down to $319,397 as of December 30, 2012, respectively. All advances are recorded as current liabilities. The LOC interest rates are tied to prime but have a minimum rate of 6% for $350,000 and 5.5% for the remaining balance of $250,000.

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

	1,611,408	1,617,622

On March 5, 2008 the Company obtained a loan from Commercial Bank & Trust in the amount of $500,000 to improve and upgrade facilities of the Missouri Park. This loan bears interest at a rate of 7.25% and is payable in 60 monthly payments of $9,986.	29,610	58,538

Total Debt	3,449,958	3,519,438
Less current portion of long-term debt	(1,738,793)	(1,773,935)
Long-term Debt	$1,711,165	$1,745,503

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2012

3. LONG-TERM DEBT (continued)

At December 30, 2012 the scheduled future principal maturities for all notes are as follows:

Period Ending 12/30/2012
2012	$1,738,793
2013	1,711,165
2014	0
2015	0
2016	0
thereafter	0
3,449,958
Less: current portion	(1,738,793)
Long-term portion	$1,711,165

4. LINES OF CREDIT

Wild Animal Safari, Inc. maintains several lines of credit loans from Commercial Bank & Trust Company of Troup County (“CB&T”) for working capital purposes which total $600,000. These lines of credit (“LOCs”) are renewable annually, subject to the satisfactory performance by the Georgia Park assets. The LOCs were not used as of September 30, 2012 and were drawn down to $319,397 as of December 30, 2012, respectively. All advances are recorded as current liabilities. The LOC interest rates are tied to prime but have a minimum rate of 6% for $350,000 and 5.5% for the remaining balance of $250,000.

Subsequent to the period covered by this report, on January 9, 2013 the Company completed a $3,752,000 loan transaction, the proceeds of which were used in part to refinance the Company’s outstanding debt. As a result, the Company’s lines of credits were reduced to a maximum available line of $350,000. For more information regarding the refinancing see Note 3-“LONG TERM DEBT” and Note 10 “-SUBSEQUENT EVENTS” herein.

5. STOCKHOLDERS’ EQUITY

As policy, capital stock shares issued for service to the Company are valued based on market price on the date of issuance. During October 2012, the Company awarded 150,000 shares to six directors for their service on the Board of Directors at a fair market value of $0.01 per share or $1,500. This amount was reported as an expense to operations in 2012.

Officer, directors and their controlled entities own approximately 43% of the outstanding common stock of the Company as of December 30, 2012.

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Employment Agreements: During the second quarter of 2009, the Board approved separate employment agreements with three officers which provided for annual salaries in the aggregate of $195,000, as compensation for the part-time employment of the officers retroactive to June 1, 2009 for a five-year term.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2012

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES (continued)

Employment Agreements:

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

On December 16, 2010 the Board of Directors terminated Tristan Pico as Chief Executive Officer and Secretary of the Company. Mr. Pico subsequently resigned from the Company’s Board of Directors in July, 2012.

The salaries of all officers are reviewed annually and no changes were made in 2012. On January 27, 2011 the Company announced the following actions concerning the Company’s executive officers, effective immediately: Dale Van Voorhis was appointed Chief Executive Officer of the Company; James R. Meikle was appointed Chief Operating Officer of the Company and Jeff Lococo was appointed Secretary of the Company

7. INCOME TAXES

For the three month period ended December 30, 2012, the Company has reported a loss of $212,435.  The current loss will be added to the Company’s net operating loss carryforward. The Company has fully reserved for the net deferred tax asset generated by the cumulative net operating losses. The cumulative net operating loss carry-forward is approximately $4,409,000 at December 30, 2012 and will begin to expire in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is $1,499,000; however this entire potential asset is reserved as of December 30, 2012. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $4,409,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

8. COMMITMENTS AND CONTINGENCIES

On May 16, 2011 the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“USDA APHIS”) issued a citation to the Company alleging violations of certain USDA APHIS regulations and assessed a penalty in the amount of $76,857. On July 8, 2011 the Company submitted a reply to the USDA APHIS citation which contained, among other things; mitigating factors which the Company believed should be considered in determining the amount of the fine. As of July 1, 2012, USDA APHIS responded to the Company with a reduced assessment of $11,170. The Company reduced its reserve by $65,687 to reflect this revised assessment during the second quarter of 2012. The Company also addressed the compliance issues raised in the citation and is implementing new operational controls to address these matters going forward.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2012

9. CHANGE IN FISCAL YEAR END

During 2011, the Company changed its fiscal year-end from December 31 to September 30, and its quarterly close dates to the last Sunday that falls at the end of each reporting period. For the quarter ended December 31, 2012, the closest Sunday to the end of the reporting period was Sunday, December 30, 2012.  This decision was made to align the Company’s fiscal periods more closely with the seasonality of its business.  The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season which typically begins at Spring Break and runs through Labor Day.

10. SUBSEQUENT EVENTS

Subsequent to the period covered by this report, on January 9, 2013 the Company completed a refinancing transaction (the “Refinancing Loan”) with Commercial Bank & Trust Co. as lender. The Refinancing Loan was for a principal amount of $3,752,000 and has a twenty year term. The Refinancing Loan bears interest at the rate of Prime Rate plus 2.50% (currently 5.75%) during the first five years of the Loan term. Thereafter, the interest rate will be re-priced every five years based on the then-Prime Rate plus 2.50%. During the first four months following the closing of the Refinancing Loan the Company may make interest-only payments.  The estimated full monthly payment will be $26,112 during the first five years of the Loan term. During the past year, the Company’s mortgages required total monthly payments of $40,876 (annual payments totaling $490,512) as compared to the new estimated annual payments of $313,344. The Refinancing Loan will result in lower annual debt service payments of $177,168. The closing costs for the Refinancing Loan were approximately $150,000 and were funded from the Loan proceeds at closing. The Company used the proceeds from the Refinancing Loan to pay off all of its then outstanding debt (including the seller financing from the purchase of the Missouri Park) and will use proceeds to fund approximately $200,000 of new construction and renovations at the Parks.

During 2012, the Company’s mortgages required total monthly payments of $40,876 (annual payments totaling $490,512) as compared to the new estimated annual payments of $313,344, or $26,112 monthly. The Company anticipates that the Refinancing Loan will reduce the Company’s total debt service payments by $177,168 annually.

Subsequent to the period covered by this report. in January of 2013 the board of directors of the Company approved the offer of two members of the Company’s board of directors to loan the Company up to an additional $150,000 on the same terms and conditions as the Refinancing Loan. As of the date of this report, those loan offers have not closed.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 30, 2012 to the date these financial statements were issued, and have determined that it does not have any material subsequent events to disclose in these consolidated financial statements other than the events described above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on the Company’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-K for the period ended September 30, 2012.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, exploration strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: competition from other parks, weather conditions during our primary tourist season, the price of animal feed and the price of gasoline. In addition, factors that might cause or contribute to our results differing materially from forward looking statements  include, but are not limited to, those discussed herein as well as in the “RISK FACTORS” section herein. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

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

As we look at our operations for the period ended December 30, 2012, our principal concern is the Missouri Park which continues to have improving, but unsatisfactory operating results. We increased net revenue at the Missouri Park by 4% to $102,021 for the three months ended December 30, 2012 versus the same period last year. The Missouri Park’s operating margin was a loss of $90,552 as compared to an operating loss of $41,333 for the same period last year.

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

Our current size and operating model leaves us little room for mistakes. Our highest priority is to continue to improve the Missouri Park’s operating profit. Any future capital raised by the Company is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, the Company may not be sufficient to fund our capital and liquidity needs for the near-term.

In March of 2011, the Company signed a loan agreement with its primary lending institution which replaced our then-maturing mortgage on the Georgia Park. This loan had a term of three years (based on a 14-year amortization) at an interest rate of 6.5% per annum (down from previous mortgage interest rate of 7.75%).

Subsequent to the period covered by this report, on January 9, 2013, the Company completed a $3,752,000 loan transaction, the proceeds of which were used, in part, to refinance the Company’s outstanding debt. For more information regarding this refinancing see “Subsequent Events” herein.

Results of Operations For the Three Month Period Ended December 30, 2012 as Compared to Three Month Period Ended January 1, 2012

Change in Fiscal Year End: In 2011, the Company changed its fiscal year-end from December 31 to September 30, and its quarterly close dates to the last Sunday falling at the end of each reporting period. For the quarter ending December 31, 2012, the closest Sunday to this date was December 30, 2012 and for the quarter ending December 31, 2011, the closest Sunday to the end of the reporting period was January 1, 2012. This decision was made to align the Company’s fiscal periods more closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season which typically begins at Spring Break and runs through Labor Day.

Total Net Revenues

The Company’s total net revenues for the three month period ended December 30, 2012 increased by $62,475, or 12%, to $577,425 versus the three month period ended January 1, 2012. The Georgia Park’s revenue increased by $58,161 as a result of higher park attendance during the three month period ended December 30, 2012 versus the three months ended January 1, 2012. The Missouri Park’s attendance was slightly higher during the three month period ended December 30, 2012 and revenue at Missouri Park increased by $4,314, or 4%, versus the three month period ended January 1, 2012.

The following table breaks down our operations by subsidiary for the three months ended December 30, 2012 and January 1, 2012:

1st Quarter MD&A Table	Georgia Park		Missouri Park		Total
Three Months	12/30/2012	1/1/2012	12/30/2012	1/1/2012	12/30/2012	1/1/2012
Total Net Sales	$475,404	417,243	102,021	97,707	577,425	514,950
Operating Expenses	417,552	351,756	228,366	169,127	645,918	520,883
Operating Income (Loss)	57,852	65,487	(126,345)	(71,420)	(68,493)	(5,933)
Margin %	12%	16%	-124%	-73%	-12%	-1%
Corporate operating expenses					95,264	121,155
Loss from operations					(163,757)	(127,088)

Operating Expenses

The first quarter operating margin at the Georgia Park decreased by $7,635 to $57,852 versus the three month period ended January 1, 2012 margin due to higher operating costs. Operating costs at the Georgia Park increased by $65,796 to $417,552, primarily as a result of higher advertising, labor and park maintenance spending this year.  Operating costs at the Missouri Park increased by $59,239 to $228,366 as a result of higher advertising, labor and animal food spending during the most recent quarter.

The operating margin for both Parks decreased by $62,560 to an operating loss of $68,493 during the three month period ended December 30, 2012 versus a loss of $5,933 during the three month period ended January 1, 2012, primarily due to increased spending as discussed herein. The Company’s goal for the Missouri Park is to break even this fiscal year.

Corporate Expenses and Other

Corporate spending declined by $25,891 to $95,264 during the three month period ended December 30, 2012, primarily as a result of lower legal and accounting fees and lower insurance costs.

Interest Cost and Other Income

Interest expense during the three month period ended December 30, 2012 was $54,847, a decline of $2,846 as compared with the three month period ended January 1, 2012. This reduction was a result of the Company having lower total outstanding debt.

Net Loss and Loss Per Share

The Company’s net loss increased by $32,202 to a loss of $212,435, or $0.00 per share and fully diluted per share, for the three months ended December 30, 2012 as compared with a loss of $180,233, or $0.00 per share and fully diluted per share, for the three months ended January 1, 2012. The operating margin at both Parks declined as a result of higher total spending of $125,035, which was partially offset by lower Corporate spending of $25,891 during this quarter.

Liquidity and Capital Resources

The Company’s management believes that it has improved its operations to the point that it can now generate enough cash to fund its operations, make its mortgage payments and spend modestly on capital improvements in the near-term. Any slowdown in revenue or unusual capital outlays would require us to seek additional capital.

The Company’s working capital is negative $1.9 million at December 30, 2012 as compared to a negative $1.7 million working capital at September 30, 2012. This decline in working capital reflects the negative cash flow generated during the first three months of the slow season causing the Company to draw on its line of credit to fund its operations. Due to the seasonal nature of our business, we project similar results for the next quarter.

Total debt related to property mortgages and lines of credit (“LOC”), including current maturities, at December 30, 2012 was $3.8 million as compared to $3.5 million at September 30, 2012. The increase in debt was a result of our negative cash flow and our drawing from our LOCs then outstanding during the three month period ended December 30, 2012. The LOC balance at December 30, 2012 and September 30, 2012 was $319,397 and $0 respectively.

At December 30, 2012, the Company had equity of $2.6 million and total debt of $3.9 million (including LOCs) and a debt to equity ratio of 1.53 to 1. The Company’s debt to equity ratio was 1.35 to 1 as of September 30, 2012.

Our principal source of income is from cash sales, which is projected to provide sufficient cash flow to fund operations and service our current debt. During the next twelve months, management will focus on improving the financial condition of the Company.

Subsequent Events

Subsequent to the period covered the period covered by this report, on January 9, 2013 the Company completed a refinancing transaction (the “Refinancing Loan”) with Commercial Bank & Trust Co. as lender. The Refinancing Loan was for a principal amount of $3,752,000 and has a twenty year term. The Refinancing Loan bears interest at a rate of Prime Rate plus 2.50% (currently 5.75%) during the first five years of the Loan term. Thereafter, the interest rate will be re-priced every five years based on the then Prime Rate plus 2.50%. During the first four months following the closing of the Refinancing Loan the Company may make interest-only payments.  The estimated full monthly payment will be $26,112 during the first five years of the Loan term. During the past year, the Company’s mortgages required total monthly payments of $40,876 (annual payments totaling $490,512) as compared to the new estimated annual payments of $313,344. The Refinancing Loan will reduce annual debt service payments by $177,168. The closing costs for the Refinancing Loan were approximately $150,000 and were funded from the Loan proceeds at closing. The Company used the proceeds from the Refinancing Loan to pay off all of its then outstanding debt (including the seller financing from the purchase of the Missouri Park) and will also use proceeds to fund approximately $200,000 of new construction and renovations at the Parks.

Subsequent to the period covered by this report, in January of 2013 the board of directors of the Company approved the offer of two members of the Company’s board of directors to loan the Company up to an additional $150,000 on the same terms and conditions as the Refinancing Loan. As of the date of this report, these loan offers have not closed.

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

An infinite number of variables can be posted that could have an effect on valuation of assets and liabilities. For example, it is assumed that:

•

Revenue and profit growth at our Parks will continue;

•

The existing Park infrastructure will accommodate the additional customers;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES.

Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were effective as of December 30, 2012, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

PART II

ITEM 1. LEGAL PROCEEDINGS

On May 16, 2011, the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“USDA APHIS”) issued a citation to the Company alleging violations of certain USDA APHIS regulations and assessed a penalty in the amount of $76,857. On July 8, 2011 the Company submitted a reply to the USDA APHIS citation which contained, among other things, mitigating factors which the Company believed should be considered in determining the amount of the fine. As of April 1, 2012, USDA APHIS responded to the Company with a reduced assessment of $11,170. The Company reduced its reserve by $65,687 to reflect this revised assessment. The Company also addressed the compliance issues raised in the citation and is implementing new operational controls to address these matters going forward.

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

We Are Dependent Upon the Services of Our Executive Officers and Consultants.

Our success is heavily dependent on the continued active participation of our executive officers.  Loss of the services of one or more of these officers could have a material adverse effect upon our business, financial condition or results of operations. In particular, we place substantial reliance upon the efforts and abilities of Dale Van Voorhis, Chairman of the Board of Directors and the Company’s Chief Executive Officer and Jim Meikle, the Company’s Chief Operating Office, President of Wild Animal-Georgia and Wild Animal-Missouri, and a member of the Company’s Board of Directors. The loss of Mr. Van Voorhis or Mr. Meikle's services could have a serious adverse effect on our business, operations, revenues or prospects.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

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

PARKS! AMERICA, INC.

February 1, 2013	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer