Form 10-Q
period 2013-03-31
PARKS AMERICA, INC
filed 2013-05-13
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 1, 2013, the issuer had 74,106,537 outstanding shares of Common Stock.

PARKS! AMERICA, INC and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of March 31, 2013 and September 30, 2012

ASSETS	March 31, 2013	September 30, 2012
Current Assets
Cash – unrestricted	$159,449	$147,962
Inventory	145,701	147,792
Prepaid expenses	43,842	44,808
Total Current Assets	348,992	340,562

Property and Equipment, net	6,243,661	6,196,845
Other Assets
Intangible assets, net	185,314	5,097
Deposits	8,500	8,500
Total Other Assets	193,814	13,597
TOTAL ASSETS	$6,786,467	$6,551,004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$81,460	$134,758
Accrued expenses	121,827	113,854
Notes payable – lines of credit	350,000	0
Notes payable – related parties	171,761	0
Current maturities of long – term debt	83,113	1,773,935
Total Current Liabilities	808,161	2,022,547
Long-term Debt
Long – term obligations	3,550,088	1,745,503
TOTAL LIABILITIES	4,358,249	3,768,050
STOCKHOLDERS’ EQUITY
Common stock; 300,000,000 shares authorized, at $.001 par value; 74,106,537 and 73,956,537 shares issued and outstanding, respectively	74,106	73,956
Capital in excess of par	4,794,006	4,792,656
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(2,436,644)	(2,080,408)
TOTAL STOCKHOLDERS’ EQUITY	2,428,218	2,782,954
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,786,467	$6,551,004

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Month and Six Months Ended March 31, 2013 and April 1, 2012

	For 3 Months Ended		For 6 Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2 012
NET SALES	$542,693	$565,824	$1,120,118	$1,080,549
Sale of animals	4,390	7,779	4,390	8,004
TOTAL NET SALES	547,083	573,603	1,124,508	1,088,553
OPERATING EXPENSES
Cost of sales	108,821	135,565	186,327	209,606
Selling, general and administrative	547,060	418,333	1,148,074	908,774
Depreciation & amortization	65,789	77,554	139,611	155,110
(Gain) loss on disposal of operating assets	0	(5,959)	(11,160)	(5,959)
Total Operating Expenses	721,670	625,493	1,462,852	1,267,531
INCOME FROM OPERATIONS	(174,587)	(51,890)	(338,344)	(178,978)
OTHER INCOME (EXPENSES)
Other income (expense)	(1,798)	11,085	4,371	15,633
Gain on retirement of debt	105,656	0	105,656	0
Interest expense	(73,072)	(72,998)	(127,919)	(130,691)
Total Other Income (Expenses)	30,786	(61,913)	(17,892)	(115,058)
NET INCOME LOSS BEFORE INCOME TAXES	(143,801)	(113,803)	(356,236)	(294,036)
PROVISION FOR TAXES	0	0	0	0
NET PROFIT (LOSS)	$(143,801)	$(113,803)	$(356,236)	$(294,036)
WEIGHTED OUTSTANDING SHARES (in 000's)	74,107	73,957	74,107	73,893
NET INCOME (LOSS) PER SHARE / FULLY DILUTED SHARE	($0.00)	($0.00)	($0.00)	($0.00)

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

As of March 31, 2013

	Common Stock		Additional Paid	Treasury	Accumulated
	Shares	Amount	in Capital	Stock	Deficit	Total
Balance at October 2, 2011	73,781,537	$73,781	$4,791,081	$(3,250)	$(2,376,260)	$2,485,352
Issuance of common stock to directors and officers	175,000	175	1,575	0	0	1,750
Net Income for the Year Ended September 30, 2012	0	0	0	0	295,852	295,852
Balance at September 30, 2012	73,956,537	$73,956	$4,792,656	$(3,250)	$(2,080,408)	$2,782,954
Issuance of common stock to directors and officers	150,000	150	1,350	0	0	1,500
Net (Loss) Income for the Period Ended March 31, 2013	0	0	0	0	(356,236)	(356,236)
Balance at March 31, 2013	74,106,537	$74,106	$4,794,006	$(3,250)	$(2,436,644)	$2,428,218

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended March 31, 2013 and April 1, 2012

	Six Months
CASH FLOWS FROM OPERATING ACTIVITIES	March 31, 2013	April 1, 2012
Net (loss) for the period	$(356,236)	$(294,036)
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation expense and amortization	139,611	155,110
(Gain) on disposal of assets	(11,160)	0
Share-based compensation	1,500	1,750
(Gain) from retirement of debt	(105,656)	0
Changes in Assets and Liabilities
(Increase) decrease in prepaid expenses	966	15,016
(Increase) decrease in inventory	2,091	6,000
(Increase) decrease in accounts receivable	0	20,253
Increase (decrease) in accrued expenses	7,973	(71,594)
Increase (decrease) in accounts payable	(53,298)	(19,131)
Net Cash Used In Operating Activities	(374,209)	(186,632)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(172,809)	(44,036)
Capitalization of loan fees	(182,675)	0
Net Cash Used In Investing Activities	(355,484)	(44,036)

Cash Flows from Financing Activities:
Proceeds (payments) on lines of credit (LOC)	350,000	451,000
Pay-off all mortgages	(3,413,782)	(111,390)
Proceeds from refinancing	3,633,201	0
Proceeds from related party borrowings	171,761	0
Net Cash Provided By Financing Activities	741,180	339,610

Net Increase in Cash	11,487	108,942
Cash at beginning of period	147,962	41,097
Cash at end of period	$159,449	$150,039

Supplemental Cash Flow Information:
Cash paid for interest	$129,502	$141,633
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Trade Accounts Receivable: The theme parks are a cash business therefore there are typically no receivables on the books of the Company.  As of March 31, 2013 and September 30, 2012, respectively, the Company had no outstanding receivables.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

	March 31, 2013	September 30, 2012	Depreciable Lives
Land	$2,507,180	$2,507,180	none
Buildings	2,958,706	2,952,983	40 years
Facilities and Improvements & Equipment	881,373	754,312	5 - 15 years
Furniture & Fixtures	75,663	75,189	7 years
Ground Improvements	753,797	751,149	15 years
Park animals	599,758	589,234	5 - 10 years
Rides & entertainment	22,000	22,000	7 years
Vehicles	306,816	291,429	5 years
Sub-total	8,105,293	7,943,476
Accumulated Depreciation	(1,861,632)	(1,746,631)
Total Net Assets	$6,243,661	$6,196,845

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

Other Intangible assets: Historically, other intangible assets included franchising fees, loan fees, payroll software, and they were reported at cost. As of March 31, 2013 franchise fees and payroll software are amortized to $0. The closing costs associated with the Company’s refinancing on January 9, 2013 totaled $186,851 and will be  amortized over the life of the loan. See Footnote 3 - “LONG-TERM DEBT” for more information.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company does not expect recently issued accounting standards or interpretations to have a material impact on the Company’s financial position, operations or cash flows.

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

The closing costs for the Refinancing Loan totaled $175,369 and they are being amortized over the 20 year life of the Loan. The Company used the proceeds from the Refinancing Loan to pay off all of its then outstanding debt (including the seller financing from the purchase of the Missouri Park) and will spend approximately $230,000 for new construction and renovations at the Parks.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

During fiscal year 2012, the Company’s mortgages required total monthly payments of $40,876 (annual payments totaling $490,512) as compared to the new estimated annual payments of $313,344, or $26,112 monthly. The Company anticipates that the Refinancing Loan will reduce the Company’s total debt service payments by $177,168 annually.

		March 31, 2013	September 30, 2012
The Commercial Bank and Trust of Troup County loan required monthly payments of $18,048.55 based on a 14 year amortization. The loan has a fixed interest rate of 6.5%, and a balloon payment due in June 2014. The loan was secured by a first priority security agreement and a first priority security deed on the assets of the Georgia Park. This note was retired on January 9, 2013,	$	Retired	$1,843,278

In addition, the Company refinanced its revolving line of credit loan from Commercial Bank & Trust Company of Troup County (CB&T) for working capital purposes for $350,000. This revolving line of credit is for seven (7) years and the loan cost was $11,482 which will be amortized over the loan term. The LOC was not used as of September 30, 2012 and was drawn down to $350,000 as of March 31, 2013. All advances are recorded as current liabilities. The LOC interest rates are tied to prime but have a minimum rate of 5.25% for $350,000.

On March 5, 2008 the Company issued a note payable to Oak Oak, Inc. in the amount of $1,750,000 for debt incurred in the purchase of the Missouri park. The note bears interest at 8% and is payable in 36 monthly installments of $12,841, and a final balloon payment at the end of the 3rd year. In March, 2011, the Company made an additional one-time lump sum payment of $50,000 that allowed it to extend the loan for an additional 2 years on the same terms until March 2013. This note was repaid in full on January 9, 2013 and as part of the terms of the original note, the Company was entitled to a discount of $105,656 if this note was paid in full before maturity. This discount is recorded as a gain in other income.

		Retired	1,617,622

On March 5, 2008 the Company obtained a loan from Commercial Bank & Trust in the amount of $500,000 to improve and upgrade facilities of the Missouri Park. This loan bears interest at a rate of 7.25% and is payable in 60 monthly payments of $9,986. This loan was repaid in full on January 9, 2013.		Retired	58,538

On January 9, 2013 the Company completed a refinancing transaction with Commercial Bank & Trust Co. as lender. The Refinancing Loan was for a principal amount of $3,752,000 and has a twenty year term. The Refinancing Loan bears interest at the rate of Prime Rate plus 2.50% (currently 5.75%) during the first five years of the Loan term. Thereafter, the interest rate will be re-priced every five years based on the then-Prime Rate plus 2.50%. During the first four months of the Refinancing Loan the Company makes interest-only payments.  The Company has $118,799 still available to draw on this loan for improvements being done at the parks. The estimated full monthly payment will be $26,112, after all funding is in place, during the first five years of the Loan term.

		3,633,201	0

Total Debt		3,633,201	3,519,438
Less current portion of long-term debt		(83,113)	(1,773,935)
Long-term Debt		$3,550,088	$1,745,503

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

At March 31, 2013 the scheduled future principal maturities are as follows:

2013	$83,113
2014	105,125
2015	111,331
2016	117,904
2017	124,865
thereafter	3,090,863
3,633,201
Less: current portion	(83,113)
Long-term portion	$3,550,088

4. LINES OF CREDIT

The Company maintains a $350,000 line of credit loan from Commercial Bank & Trust Company of Troup County (“CB&T”) for working capital purposes. This line of credit (“LOC”) has an initial term of seven (7) years, subject to the satisfactory performance by the Company. The LOC was not used as of September 30, 2012 and was drawn down to $350,000 as of March 31, 2013, respectively. All advances are recorded as current liabilities. The LOC interest rate is tied to prime but has a minimum rate of 5.25%.

The board of directors of the Company approved the offer of two of the Company’s directors of to loan the Company an additional $170,000 ($85,000 from each director) on the same terms and conditions as the LOC with CB&T. As of the date of this report, these loans have closed and were fully funded by the directors.

5. STOCKHOLDERS’ EQUITY

As policy, capital stock shares issued for service to the Company are valued based on market price on the date of issuance. During October 2012, the Company awarded 150,000 shares to six directors for their service on the Board of Directors at a fair market value of $0.01 per share or $1,500. This amount was reported as an expense to operations in 2012.

Officer, directors and their controlled entities own approximately 43% of the outstanding common stock of the Company as of March 31, 2013.

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Employment Agreements:

Effective as of June 1, 2009 the Company entered into an employment agreement with Dale Van Voorhis (the “Van Voorhis Employment Agreement”) to serve as the Company’s Chief Operating Officer. As consideration for his services, Mr. Van Voorhis receives an initial base compensation of $75,000 which is reviewed annually by the Board of Directors. The Van Voorhis Agreement has a term of five years and entitles Mr. Van Voorhis to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

The Company entered into an employment agreement as of June 1, 2009, as amended on March 20, 2013 with Jon Laria (such amended agreement the “Laria Employment Agreement”) pursuant to which Mr. Laria serves as the Company’s Chief Financial Officer. The Laria Employment Agreement has an initial term of five years and thereafter will automatically continue on a month-to-month basis. As consideration for his services Mr. Laria receives an initial base compensation of $50,000 per year which is reviewed annually by the Board of Directors. Upon conversion to a month-to-month agreement Mr. Laria will be entitled to a 5% annual automatic pay raise. Under the terms of this Agreement, Mr. Laria is entitled to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

On April 1, 2008 the Company entered into an employment agreement with Jim Meikle (the “2008 Meikle Agreement”) pursuant to which Mr. Meikle was hired to serve as the President and Chief Executive Officer of each of the Company’s wholly owned subsidiaries. The 2008 Meikle Employment Agreement expired on March 31, 2013 and was replaced by an employment agreement between the Company and Mr. Meikle dated as of April 1, 2013 (the “2013 Meikle Employment Agreement”). Pursuant to the 2013 Meikle Employment Agreement, Mr. Meikle receives an initial base compensation in the amount of $135,000 which is reviewed annually by the Board of Directors. The 2013 Meikle Agreement has a term of two years and entitles Mr. Meikle to participate in any deferred compensation plant the Company may adopt during the term of his employment with the Company.

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause or (ii) in the event of a change in control of the Company. This additional severance compensation payable totals $410,000.

Reorganization of Officers

On January 27, 2011 following the departure of the Company’s then President, the Company announced the following actions concerning the Company’s executive officers, effective immediately: Dale Van Voorhis was appointed Chief Executive Officer of the Company; James R. Meikle was appointed Chief Operating Officer of the Company and Jeff Lococo was appointed Secretary of the Company.

7. INCOME TAXES

For the six month period ended March 31, 2013, the Company has reported a loss of $356,236.  The current loss will be added to the Company’s net operating loss carryforward. The Company has fully reserved for the net deferred tax asset generated by the cumulative net operating losses. The cumulative net operating loss carry-forward is approximately $4,553,000 at March 31, 2013 and will begin to expire in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is $1,548,000; however this entire potential asset is reserved as of March 31, 2013. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $4,553,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

8. BUSINESS SEGMENT

We operate two wild animal attractions that are in the same business.  Their operations are substantially identical.  The only material difference is their geographic location.    In previous years, we reported the two parks as different segments; in 2013, with a new loan that covers both parks, and after multiple discussions with lenders who view the Company as having one business/one segment – management determined that the parks are now one business and that we do not have multiple segments.  While we maintain discrete financial information for each park for review and cost control, the basis for decision making is based on the company’s total operating performance, primarily earnings before interest, depreciation and amortization, and taxes.  However, we do not believe that eliminating segment information from our financial statements represents a material change.

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

10. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2013 to the date these financial statements were issued, and have determined that it does not have any material subsequent events to disclose in these consolidated financial statements other than the events described above.

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

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, exploration strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language or by discussions of our outlook, plans, goals, strategy or intentions. Our actual results may differ significantly from those projected in the forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: competition from other parks, weather conditions during our primary tourist season, the price of animal feed and the price of gasoline. In addition, factors that might cause or contribute to our results differing materially from forward looking statements  include, but are not limited to, those discussed herein as well as in the “RISK FACTORS” section herein. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we assume no obligation to update any of these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting these forward-looking statements.

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

Our philosophy is, if possible, to acquire existing attractions and/or properties. When evaluating possible acquisitions, we rely on the following primary criteria:

•

Properties that have an operating history;

•

Properties that our management team believe have the potential to increase profits and operating efficiencies; and

•

Properties where there is additional, underutilized land available for expansion of operations.

We believe that acquisitions should not unnecessarily encumber the Company with additional debt that cannot be justified by current operations. By using a combination of equity, debt and other financing options, we intend to carefully monitor shareholder value in conjunction with the pursuit of growth.

As we look at our operations as of March 31, 2013, our principal goal is the continued growth of the Missouri Park’s revenue. Management believes that our operations during three months ended March 31, 2013 were adversely affected due to abnormally cold weather during such period.

Since the Company’s acquisition of the Missouri Park in March, 2008 we have worked to upgrade the Park’s physical facilities and dramatically improve its concessions. We raised new capital due to our January 9, 2013 refinancing. As a result we have increased capital spending to upgrade the Parks and to add new attractions.

Our current size and operating model leaves us little room for mistakes. Our highest priority is to continue to improve the Missouri Park operating profit.

On January 9, 2013, the Company completed a $3,752,000 loan transaction, the proceeds of which were used primarily to refinance the Company’s outstanding debt. For more information regarding this refinancing see “Note 3 - Long-Term Debt” to the Company’s financial statements

Results of Operations For the Three Month Period Ended March 31, 2013 as Compared to Three Month Period Ended April 1, 2012

Total Net Sales

The Company’s total net sales for the three month period ended March 31, 2013 decreased by $26,520, or 5%, to $547,083 versus the three month period ended April 1, 2012. The Georgia Park’s revenue increased by $16,667 as a result of higher revenue per customer during the three month period ended March 31, 2013 versus the same period in 2012.  Extreme weather during the quarter forced the Missouri Park to close on multiple occasions, causing a dramatic decrease in Park attendance. Revenue from the Missouri Park decreased by $43,188, or 35%, as compared to this same three month period in 2012.

Operating Expenses

The operating margin for both Parks decreased by $86,080 to an operating loss of $28,880 during the three month period ended March 31, 2013 versus a profit of $57,200 during the three month period ended April 1, 2012, primarily due to lower sales in 2013 and last year’s results including a $65,956 credit to operating expenses for the reversal of a USDA fine at the Georgia park and settled substantially lower than the original assessment.

Corporate Expenses and Other

Corporate spending increased by $36,617 to $145,707 during the three month period ended March 31, 2013, primarily as a result of higher legal fees. The Company commenced a lawsuit in September, 2009 against a group led by Larry Eastland, a former officer and director of the Company. The litigation was inactive until June 11, 2012 at which time the Company amended its complaint against the Eastland group to, among other things, join as defendants Stanley Harper, LEA Capital Advisors, LLC (an entity controlled by Mr. Eastland) and Computer Contact Service, Inc. (an entity controlled by Mr. Harper)   for breaches of contract and fiduciary duty with regards to the Company’s purchase of TempSERV on September 30, 2007 and its subsequent re-conveyance of TempSERV to Computer Contact Service, Inc.  as of January 1, 2009.

Other Income

Under the terms of the Company’s note with the seller of the Missouri Park, the Company was entitled to a discount to this seller financing note if paid in full before its maturity date of March 5, 2013. The Company paid-off this note in full on January 9, 2013 and recorded the gain of $105,656 in Other Income.

Net Loss and Loss Per Share

The Company’s net loss increased by $29,998 to a loss of $143,801, or $0.00 per share and fully diluted per share, for the three months ended March 31, 2013 as compared with a loss of $113,803, or $0.00 per share and fully diluted per share, for the three months ended April 1, 2012.

Excluding the impact of the $105,656 gain from the early repayment of the Missouri Park seller-financed debt reported this year and the credit to expenses from the settlement of the USDA fine for $65,956 last year, the Company’s net loss was $249,457 in 2013 versus net loss of $179,759 last year.  Management believes that this loss is higher in 2013 as compared to the same period in 2012 was primarily due to  higher spending on advertising and lower sales (caused by a harsh winter in Missouri) during 2013.

Results of Operations For the Six Month Period Ended March 31, 2013 as Compared to Six Month Period Ended April 1, 2012

Total Net Sales

The Company’s total net sales for the six month period ended March 31, 2013 increased by $35,955, or 3%, to $1,120,118 versus the six month period ended April 1, 2012. The Georgia Park’s revenue increased by nearly $74,828, or 9%, as a result of average revenue per person during the six month period ended March 31, 2013 versus the six months in 2012. Georgia Park attendance was slightly lower this year versus last year.  Net sales from the Missouri Park were down $38,874, or 18%, as compared to this same six month period in 2012.  The Missouri Park’s attendance was down dramatically due to the severe weather in Springfield MO. January 2013 through March 2013.

Operating Expenses

The operating margin for both Parks decreased by $148,640 to an operating loss of $97,373 during the six month period ended March 31, 2013 versus a profit of $51,267 during the six month period ended April 1, 2012, primarily due to higher advertising costs at both parks in 2013 and last year’s results including a $65,956 credit to operating expenses for the reversal of a USDA fine recorded earlier at the Georgia park and settled substantially lower than the original assessment.

Corporate Expenses and Other

Corporate spending increased by $10,726 to $240,971 during the six month period ended March 31, 2013, primarily as a result of higher legal fees as previously discussed.

Other Income

As discussed above, the Company retired the Missouri Park seller financing debt in full on January 9, 2013 and recorded a gain of $105,656 in Other Income because under the terms of this note, the Company was incentivized to pay off the seller in full before March 5, 2013.

Net Loss and Loss Per Share

The Company’s net loss increased by $62,200 to a loss of $356,236, or $0.00 per share and fully diluted per share, for the six months ended March 31, 2013 as compared with a loss of 294,036, or $0.00 per share and fully diluted per share, for the six months ended April 1, 2012.

Excluding the impact of the $105,656 gain from paying off the Missouri debt reported this year and the credit to expenses from the settlement of the USDA fine last year for $65,956, net loss was $461,892 in 2013 versus net loss of $359,992 in 2012.  The higher loss in 2013 is primarily from higher spending on advertising and to a lesser degree, higher repairs and maintenance spending this year as compared to the same period last year.  The Company has invested more this year in marketing and restoration of the properties in anticipation of what the Company will believes will be the best spring and summer season that we ever enjoyed.

Cash Flows from Operating Activities

The Company’s slow season starts after Labor Day in September and runs until Spring break which is typically end of March. These two quarters have historically generated negative cash flow and require us to borrow to fund operations and prepare the parks for the busy season during the third and fourth quarter of the year.

To date for the first six months of this year we had negative cash flow of $374,209 as compared with negative $186,632 for the comparable six-month period during out last fiscal year, primarily due to increased spending on advertising, repairs and maintenance this year as compared to the same period in 2012.

Cash Flows from Investing Activities

The Company spent $172,809 on capital improvements at the Parks. In anticipation of our busy season, the Company spent more on repairs and maintenance and adding new attractions at the parks. Improvements at the Missouri Park included: remodeling the Park’s gift shop, upgrading the main bathrooms and repaving the Park’s main entrance. In addition, we added a new reptile attraction and refurbished many of the animal exhibits. Improvements at the Georgia Park included: renovating many of our animal exhibits, upgrading the rental fleet, building a new food preparation structure for animals on special diets. We also renovated the Park’s main food service are and repainted all its main buildings. In addition, the Company invested $182,675 in costs associated with securing the new 20 year mortgage and seven year revolving term loan.

Cash Flows from Investing Activities

On January 9, 2013 the Company completed its loan refinancing and was able to retired all mortgages then outstanding and replaced them with a single new 20-year term loan. As a result of this refinancing, the Company lowered its anticipated annual debt service payments.   During the past year, the Company’s mortgages required total monthly payments of $40,876 (annual payments totaling $490,512) as compared to the new estimated monthly payments of $26,112 (annual payments totaling $313,344). The new loan will save the Company $177,168 in lower annual debt service payments as compared with the previous year.

Liquidity and Capital Resources

Management believes that it has improved its operations to the point that it can now generate enough cash to fund its operations, make its mortgage payments and spend modestly on capital improvements in the near-term. Any slowdown in revenue or unusual capital outlays may require us to seek additional capital.

The Company’s working capital is negative $0.5 million at March 31, 2013 as compared to a negative $1.7 million working capital at September 30, 2012. This improvement in working capital is a result of completing our new term loan and retiring the Missouri Park seller financing loan which was due in March 2013 for $1.6 million.  Partially offsetting this was the negative cash flow generated during the slow season requiring us to borrow $520,000 on short-term basis.  The Company expects to repay the $520,000 before year-end from the cash flow generated during the next six months, our busy season.

Total debt related to our property mortgage and lines of credit (“LOC”), including current maturities, at March 31, 2013 was $4.1million as compared to $3.5 million at September 30, 2012. The increase in debt was a result of our negative cash flow. The LOC balance (together with outstanding related party notes) at March 31, 2013 and September 30, 2012 was $521,761 and $0 respectively.

At March 31, 2013 the Company had equity of $2.4 million and total debt of $4.1 million (including LOCs) and a debt to equity ratio of 1.68 to 1. The Company’s debt to equity ratio was 1.35 to 1 as of September 30, 2012.

Our principal source of income is from cash sales, which is projected to provide sufficient cash flow to fund operations and service our current debt. During the next twelve months, management will focus on increasing net sales, particularly at Missouri Park, and completing several renovation projects currently underway at both parks. As part of the refinancing, the Company secured more than $230,000 for capital improvements and assets. The Company still has $118,799 available to fund these improvements from the new financing agreement signed on January 9, 2013. The total loan commitment was $3,752,000 and to date the Company has borrowed $3,633,201.

Subsequent Events

None

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

A number of variables and assumptions could have an affect a valuation of our assets and liabilities. Our assumptions include the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES.

Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were effective as of March 31, 2013, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

We Are Dependent Upon the Services of Our Executive Officers and Consultants.

Our success is heavily dependent on the continued active participation of our executive officers.  Loss of the services of one or more of these officers could have a material adverse effect upon our business, financial condition or results of operations. In particular, we place substantial reliance upon the efforts and abilities of Dale Van Voorhis, Chairman of the Board of Directors and the Company’s Chief Executive Officer and Jim Meikle, the Company’s Chief Operating Office, President of Wild Animal-Georgia and Wild Animal-Missouri, a member of the Company’s Board of Directors. The loss of Mr. Van Voorhis or Mr. Meikle's services could have a serious adverse effect on our business, operations, revenues or prospects.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

10.1	Employment Agreement with Dale Van Voorhis dated as of June 1, 2009
10.2	Employment Agreement with Jon Laria dated as of June 1, 2009
10.3	Employment Agreement with Jim Meikle dated as of April 1, 2013
31.1	Certification by Chief Executive Officer as required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Financial Officer as required by Rule 13a-14 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

May 13, 2013	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer