Form 10-K/A
period 2012-09-30
PARKS AMERICA, INC
filed 2013-05-24
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE – None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K for the twelve-month period ended September 30, 2012 of Parks! America, Inc. (the “Company”) which was filed with the Securities and Exchange Commission on December 28, 2012 (the “Original Filing”) is being filed to clarify that the Report of the Independent Registered Public Accounting Firm included with the Consolidated Financial Statements contained in the Original Filing and the Consent of the Independent Registered Public Accounting Firm filed as Exhibit 23.1 to the Original Filing covered the Company’s fiscal year ended September 30, 2012 and the nine-month period ended October 2, 2011.

No other change is made to the Original Filing. This Amendment does not purport to provide an update or a discussion of any other developments subsequent to the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

F-1

Report of Silberstein Ungar, PLLC Independent Auditors dated December 20, 2012

23.1

Consent of Silberstein Ungar, PLLC Independent Auditors dated May 24, 2012.

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

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of May 24, 2013 by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

By:  /s/ Dale Van Voorhis

Dale Van Voorhis

Chief Executive Officer and Director

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Parks! America, Inc.

Pine Mountain, Georgia

We have audited the accompanying consolidated balance sheets of Parks! America, Inc. and Subsidiaries as of September 30, 2012 and October 2, 2011, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the twelve month period ended September 30, 2012 and the nine month period ended October 2, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parks! America, Inc. and Subsidiaries as of September 30, 2012 and October 2, 2011 and the results of its operations and cash flows for the twelve month and nine month periods then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

As of December 20, 2012

F-1