Form 10-Q/A
period 2012-12-30
PARKS AMERICA, INC
filed 2013-07-02
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment” or the “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q of Parks! America, Inc. (“Parks” or the “Company”) for the quarter ended December 30, 2012 (the “Original Filing”), as initially filed with the Securities and Exchange Commission (“SEC”) on February 6, 2013. In our financial statements up to and including the financial statements contained in our annual report on Form 10-K for the year ended September 30, 2012 (the “2012 10-K”), we included segment data regarding the operations of our two wholly owned subsidiaries: (i) Wild Animal Safari, Inc., a Georgia corporation that owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia, and (ii) Wild Animal, Inc., a Missouri corporation that owns and operates the Wild Animal Safari theme park located in Strafford, Missouri.  Following a refinancing of the Company’s mortgage debt, we formed the view that segment reporting was not material to our financial presentation.  Consequently, we omitted the segment reporting footnote in our quarterly report on Form 10-Q for the quarter ended December 30, 2012. As part of ongoing evaluation of our disclosure controls and procedures, and in connection with responding to SEC comments, the Company has decided to reverse this decision.  No other adjustments will be made to those financial statements other than to add the segment reporting data as described herein.  This Amendment also includes additional disclosure related to segment reporting in Part I, Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations.  The addition of this data did not have any impact on the reported results of operations of the Company or on its comparative balance sheets for such periods.

This Amendment is being filed solely for the purpose of including the segment reporting information as discussed above.  Other than the change to the presentation of our results as discussed above, and to address in Part I, Item 4: Controls and Procedures the impact of the need for this change on our management’s assessment of our disclosure controls and procedures, no other changes have been made to the Original Filing.  This Amendment does not purport to provide an update or discussion of any other developments subsequent to the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing.

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

11. BUSINESS SEGMENTS

We manage our operations on an individual location basis.  Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision making.  The primary performance measures used to allocate resources are park earnings before interest and tax expense and free cash flow.

As of December 30, 2012				Total Dec 30,

Operations by Subsidiary	Corporate	Georgia	Missouri	2012
Total Revenue	$0	$475,404	$102,021	$577,425
Operating Expenses	(95,264)	(417,552)	(228,366)	(741,182)
Operating Profit (Loss)	(95,264)	57,852	(126,345)	(163,757)
Interest Expense	(1,304)	(21,223)	(32,320)	(54,847)
Other Income (Expense), Net	131,000	(124,904)	73	6,169
Income (Loss) Before Taxes	$34,432	$(88,275)	$(158,592)	$(212,435)

As of Jan 1, 2012				Total Jan 1,

Operations by Subsidiary	Corporate	Georgia	Missouri	2012
Total Revenue	$-	$417,243	$97,707	$514,950
Operating Expenses	(121,155)	(351,756)	(169,127)	(642,038)
Operating Profit (Loss)	(121,155)	65,487	(71,420)	(127,088)
Interest Expense	(2,942)	(33,078)	(21,673)	(57,693)
Other Income (Expense), Net	169,600	(165,052)	0	4,548
Income (Loss) Before Taxes	$45,503	$(132,643)	$(93,093)	$(180,233)

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

As we look at our operations for the period ended December 30, 2012, our principal concern is the Missouri Park which continues to have improving, but unsatisfactory operating results. We increased net revenue at the Missouri Park by 4% to $102,021 for the three months ended December 30, 2012 versus the same period last year. The Missouri Park’s operating margin was a loss of $126,345 as compared to an operating loss of $71,420 for the same period last year

Since the Company’s acquisition of the Missouri Park in March, 2008 we have worked to upgrade the Park’s physical facilities and dramatically improve its food service. However, we believe that years of operation under the prior owners resulted in negative preconceptions about the condition of the Park, and we continue to work bring the public’s perception of the Park in line with its current condition and level of service. We expected this effort would take time, but that it would yield favorable results. We will continue to focus our efforts to promote the Missouri Park and make such improvements as our capital budget allows.

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

Results of Operations For the Three Month Period Ended December 30, 2012 as Compared to Three Month Period Ended January 1, 2012

We manage our operations on an individual location basis.  Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision making.  The primary performance measures used to allocate resources are park earnings before interest and tax expense, and free cash flow.  We use this measure of operating profit to gauge segment performance because the Company believes this measure is the most indicative of performance trends and the overall earnings potential of each segment.

The following table shows the operating results for both of our parks for the three months ended December 30, 2012 and January 1, 2012.

	For 3 Months Ended
	December 30, 2012	January 1, 2012
Net sales
Georgia	$475,404	$417,243
Missouri	102,021	97,707
Total net sales	$577,425	$514,950

Income (loss) before income taxes
Georgia	$57,852	$65,487
Missouri	(126,345)	(71,420)
Segment total	(68,493)	(5,933)
Corporate	95,264	121,155
Other income (expense)	6,169	4,548
Interest expense	(54,847)	(57,693)
Income (loss) before income taxes	$(212,435)	$(180,233)

Total Net Revenues and Segment Information

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES.

Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were not effective as of December 30, 2012.  Management identified a weakness in its disclosure controls and procedures which form a part of our overall system of internal controls with regards to the presentation of discrete financial information describing the performance of our wholly-owned subsidiaries.  Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting were ineffective with regards to the foregoing. The Company will remediate this weakness by including segment reporting information in this Amendment and in future filings. Management regularly conducts such an evaluation to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

PARKS! AMERICA, INC.

June 25, 2013	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer