Form 10-Q/A
period 2013-03-31
PARKS AMERICA, INC
filed 2013-07-26
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment” or the “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q of Parks! America, Inc. (“Parks” or the “Company”) for the quarter ended March 31, 2013 (the “Original Filing”), as initially filed with the Securities and Exchange Commission (“SEC”) on May 13, 2013. In our financial statements up to and including the financial statements contained in our annual report on Form 10-K for the year ended September 30, 2012 (the “2012 10-K”), we included segment data regarding the operations of our two wholly owned subsidiaries: (i) Wild Animal Safari, Inc., a Georgia corporation that owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia, and (ii) Wild Animal, Inc., a Missouri corporation that owns and operates the Wild Animal Safari theme park located in Strafford, Missouri.  Following a refinancing of the Company’s mortgage debt, we formed the view that segment reporting was not material to our financial presentation.  Consequently, we omitted the segment reporting data in our quarterly report on Form 10-Q for the quarter ended March 31, 2013. As part of ongoing evaluation of our disclosure controls and procedures, and in connection with responding to SEC comments, the Company has decided to reverse this decision.  No other adjustments have been made to those financial statements other than the addition of the segment reporting data as described herein.  This Amendment also includes additional disclosure related to segment reporting in Part I, Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations.  The addition of this data did not have any impact on the reported results of operations of the Company or on its comparative balance sheets for such periods.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Month and Six Months Ended March 31, 2013 and April 1, 2012

	For 3 Months Ended		For 6 Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
NET SALES	$542,693	$565,824	$1,120,118	$1,080,549
Sale of animals	4,390	7,779	4,390	8,004
TOTAL NET SALES	547,083	573,603	1,124,508	1,088,553
OPERATING EXPENSES
Cost of sales	108,821	135,565	186,327	209,606
Selling, general and administrative	547,060	418,333	1,148,074	908,774
Depreciation & amortization	65,789	77,554	139,611	155,110
(Gain) loss on disposal of operating assets	0	(5,959)	(11,160)	(5,959)
Total Operating Expenses	721,670	625,493	1,462,852	1,267,531
INCOME FROM OPERATIONS	(174,587)	(51,890)	(338,344)	(178,978)
OTHER INCOME (EXPENSES)
Other income (expense)	(1,798)	11,085	4,371	15,633
Gain on retirement of debt	105,656	0	105,656	0
Interest expense	(73,072)	(72,998)	(127,919)	(130,691)
Total Other Income (Expenses)	30,786	(61,913)	(17,892)	(115,058)
NET INCOME (LOSS) BEFORE INCOME TAXES	(143,801)	(113,803)	(356,236)	(294,036)
PROVISION FOR TAXES	0	0	0	0
NET PROFIT (LOSS)	$(143,801)	$(113,803)	$(356,236)	$(294,036)
WEIGHTED OUTSTANDING SHARES (in 000's)	74,107	73,957	74,107	73,893
NET INCOME (LOSS) PER SHARE / FULLY DILUTED SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

	For 3 Months Ended March 31, 2013				For 6 Months Ended March 31, 2013
	Georgia	Missouri	Corporate	Total	Georgia	Missouri	Corporate	Total
Total Revenue	$ 470,064	$ 77,019	$ -	$ 547,083	$ 945,468	$ 179,040	$ -	$ 1,124,508
Operating Expenses	(402,745)	(171,574)	(147,351)	(721,670)	(820,297)	(399,940)	(242,615)	(1,462,852)
Operating Profit (Loss)	67,319	(94,555)	(147,351)	(174,587)	125,171	(220,900)	(242,615)	(338,344)
Other Income (Expense), Net	(119,417)	1,134	116,485	(1,798)	(244,321)	1,207	247,485	4,371
Gain on Retirement of Debt	-	105,656	-	105,656	-	105,656	-	105,656
Interest Expense	(39,658)	(33,314)	(100)	(73,072)	(60,881)	(65,634)	(1,404)	(127,919)
Income (Loss) Before Taxes	$ (91,756)	$ (21,079)	$ (30,966)	$ (143,801)	$ (180,031)	$ (179,671)	$ 3,466	$ (356,236)

	For 3 Months Ended April 1, 2012				For 6 Months Ended April 1, 2012
	Georgia	Missouri	Corporate	Total	Georgia	Missouri	Corporate	Total
Total Revenue	$ 451,798	$ 121,805	$ -	$ 573,603	$ 869,041	$ 219,512	$ -	$ 1,088,553
Operating Expenses	(325,191)	(191,212)	(109,090)	(625,493)	(676,947)	(360,339)	(230,245)	(1,267,531)
Operating Profit (Loss)	126,607	(69,407)	(109,090)	(51,890)	192,094	(140,827)	(230,245)	(178,978)
Other Income (Expense), Net	(76,682)	1,267	86,500	11,085	(241,734)	1,267	256,100	15,633
Interest Expense	(37,518)	(33,029)	(2,451)	(72,998)	(70,596)	(54,702)	(5,393)	(130,691)
Income (Loss) Before Taxes	$ 12,407	$ (101,169)	$ (25,041)	$ (113,803)	$ (120,236)	$ (194,262)	$ 20,462	$ (294,036)

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

On January 9, 2013, the Company completed a $3,752,000 loan transaction, the proceeds of which were used primarily to refinance the Company’s outstanding debt. For more information regarding this refinancing see “Note 3 - Long-Term Debt” to the Company’s financial statements.

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

Results of Operations For the Three Month Period Ended March 31, 2013 as Compared to Three Month Period Ended April 1, 2012

The following table shows the operating results for both of our Parks for the three months ended March 31, 2013 and April 1, 2012.

	For 3 Months Ended
	March 31, 2013	April 1, 2012
Net sales
Georgia	$470,064	$451,798
Missouri	77,019	121,805
Total net sales	$547,083	$573,603

Income (loss) before income taxes
Georgia	$67,319	$126,607
Missouri	(94,555)	(69,407)
Segment total	(27,236)	57,200
Corporate	(147,351)	(109,090)
Other income (expense)	(1,798)	11,085
Gain on retirement of debt	105,656	-
Interest expense	(73,072)	(72,998)
Income (loss) before income taxes	$(143,801)	$(113,803)

Total Net Sales and Segment Information

The Company’s total net sales for the three month period ended March 31, 2013 decreased by $26,520, or 5%, to $547,083 versus the three month period ended April 1, 2012. The Georgia Park’s revenue increased by $18,266 as a result of higher revenue per customer during the three month period ended March 31, 2013 versus the same period in 2012.  Extreme weather during the quarter forced the Missouri Park to close on multiple occasions, causing a dramatic decrease in Park attendance. Revenue from the Missouri Park decreased by $44,786, or 37%, as compared to this same three month period in 2012.

Operating Expenses

The operating margin for both Parks decreased by $84,436 to an operating loss of $27,236 during the three month period ended March 31, 2013 versus a profit of $57,200 during the three month period ended April 1, 2012, primarily due to lower sales in 2013 and last year’s results including a $65,956 credit to operating expenses for the reversal of a USDA fine at the Georgia park and settled substantially lower than the original assessment.

Corporate Expenses and Other

Corporate spending increased by $38,261 to $147,351 during the three month period ended March 31, 2013, primarily as a result of higher legal fees. The Company commenced a lawsuit in September, 2009 against a group led by Larry Eastland, a former officer and director of the Company. The litigation was inactive until June 11, 2012 at which time the Company amended its complaint against the Eastland group to, among other things, join as defendants Stanley Harper, LEA Capital Advisors, LLC (an entity controlled by Mr. Eastland) and Computer Contact Service, Inc. (an entity controlled by Mr. Harper)   for breaches of contract and fiduciary duty with regards to the Company’s purchase of TempSERV on September 30, 2007 and its subsequent re-conveyance of TempSERV to Computer Contact Service, Inc. as of January 1, 2009.

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

Results of Operations For the Six Month Period Ended March 31, 2013 as Compared to Six Month Period Ended April 1, 2012

The following table shows the operating results for both our Parks for the six month periods ended March 31, 2013 and April 1, 2012

	For 6 Months Ended
	March 31, 2013	April 1, 2012
Net sales
Georgia	$945,468	$869,041
Missouri	179,040	219,512
Total net sales	$1,124,508	$1,088,553

Income (loss) before income taxes
Georgia	$125,171	$192,094
Missouri	(220,900)	(140,827)
Segment total	(95,729)	51,267
Corporate	(242,615)	(230,245)
Other income (expense)	4,371	15,633
Gain on retirement of debt	105,656	-
Interest expense	(127,919)	(130,691)
Income (loss) before income taxes	$(356,236)	$(294,036)

Total Net Sales and Segment Information

The Company’s total net sales for the six month period ended March 31, 2013 increased by $35,955, or 3%, to $1,124,508 versus the six month period ended April 1, 2012. The Georgia Park’s revenue increased by nearly $76,427, or 9%, as a result of average revenue per person during the six month period ended March 31, 2013 versus the six months in 2012. Georgia Park attendance was slightly lower this year versus last year.  Net sales from the Missouri Park were down $40,472, or 18%, as compared to this same six month period in 2012.  The Missouri Park’s attendance was down dramatically due to the severe weather in Springfield, Missouri for January 2013 through March 2013.

Operating Expenses

The operating margin for both Parks decreased by $146,996 to an operating loss of $95,729 during the six month period ended March 31, 2013 versus a profit of $51,267 during the six month period ended April 1, 2012, primarily due to higher advertising costs at both parks in 2013 and last year’s results including a $65,956 credit to operating expenses for the reversal of a USDA fine recorded earlier at the Georgia park and settled substantially lower than the original assessment.

Corporate Expenses and Other

Corporate spending increased by $12,370 to $242,615 during the six month period ended March 31, 2013, primarily as a result of higher legal fees as previously discussed.

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

Excluding the impact of the $105,656 gain from paying off the Missouri debt reported this year and the credit to expenses from the settlement of the USDA fine last year for $65,956, net loss was $461,892 in 2013 versus net loss of $359,992 in 2012.  The higher loss in 2013 is primarily from higher spending on advertising and to a lesser degree, higher repairs and maintenance spending this year as compared to the same period last year.  The Company has invested more this year in marketing and restoration of the properties in anticipation of what the Company believes will be the best spring and summer season that we ever enjoyed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES.

Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were not effective as of March 31, 2013.  Management identified a weakness in its disclosure controls and procedures which form a part of our overall system of internal controls with regards to the presentation of discrete financial information describing the performance of our wholly-owned subsidiaries.  Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting were ineffective with regards to the foregoing. The Company will remediate this weakness by including segment reporting information in this Amendment and in future filings. Management regularly conducts such an evaluation to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

PARKS! AMERICA, INC.

July 16, 2013	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer