Form 10-Q
period 2013-06-30
PARKS AMERICA, INC
filed 2013-08-13
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 7, 2013, the issuer had 74,106,537 outstanding shares of Common Stock.

PARKS! AMERICA, INC and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of June 30, 2013 and September 30, 2012

	June 30, 2013	September 30, 2012
Assets
Cash – unrestricted	$220,258	$147,962
Inventory	145,700	147,792
Prepaid expenses	21,572	44,808
Total current assets	387,530	340,562

Property and equipment, net	6,281,859	6,196,845
Intangible assets, net	180,808	5,097
Deposits	8,500	8,500
Total assets	$6,858,697	$6,551,004

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$87,477	$134,758
Accrued expenses	244,480	113,854
Notes payable – lines of credit	-	-
Notes payable – related parties	120,000	-
Current maturities of long-term debt	106,932	1,773,935
Total current liabilities	558,889	2,022,547

Long-term debt	3,569,851	1,745,503
Total liabilities	4,128,740	3,768,050

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 74,106,537 and 73,956,537 shares issued and outstanding, respectively

	74,106	73,956
Capital in excess of par	4,794,006	4,792,656
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(2,134,905)	(2,080,408)
Total stockholders’ equity	2,729,957	2,782,954
Total liabilities and stockholders’ equity	$6,858,697	$6,551,004

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months and Nine Months Ended June 30, 2013 and July 1, 2012

	For the three months ended		For the nine months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Net sales	$1,317,362	$1,372,457	$2,437,480	$2,453,006
Sale of animals	10,845	6,245	15,235	14,249
Total net sales	1,328,207	1,378,702	2,452,715	2,467,255

Cost of sales	144,076	168,020	330,403	377,626
Selling, general and administrative	703,734	689,079	1,851,808	1,597,853
Depreciation and amortization	63,695	77,557	203,306	232,667
(Gain)/loss on disposal of operating assets	128	-	(11,032)	(5,959)
Income from operations	416,574	444,046	78,230	265,068

Other income, net	1,256	7,270	5,627	22,903
Gain on retirement of debt	-	-	105,656	-
Interest expense	(69,743)	(71,043)	(197,662)	(201,734)
Income (loss) before income tax	348,087	380,273	(8,149)	86,237

Income tax provision	46,348	-	46,348	-
Net income (loss)	$301,739	$380,273	$(54,497)	$86,237

Weighted average shares outstanding (in 000's) - basic and diluted	74,107	73,957	74,107	73,914
Income (loss) per share - basic and diluted	$0.00	$0.00	$(0.00)	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Year Ended September 30, 2012 and the Nine Months Ended June 30, 2013

			Capital in	Treasury	Accumulated
	Shares	Amount	Excess of Par	Stock	Deficit	Total

Balance at October 2, 2011	73,781,537	$73,781	$4,791,081	$(3,250)	$(2,376,260)	$2,485,352
Issuance of common stock to directors and officers
	175,000	175	1,575	-	-	1,750
Net income for the year ended September 30, 2012
	-	-	-	-	295,852	295,852
Balance at September 30, 2012	73,956,537	$73,956	$4,792,656	$(3,250)	$(2,080,408)	$2,782,954
Issuance of common stock to directors and officers
	150,000	150	1,350	-	-	1,500
Net loss for the nine months ended June 30, 2013
	-	-	-	-	(54,497)	(54,497)
Balance at June 30, 2013	74,106,537	$74,106	$4,794,006	$(3,250)	$(2,134,905)	$2,729,957

The accompanying notes are an integral part of these financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended June 30, 2013 and July 1, 2012

	For the nine months ended
	June 30, 2013	July 1, 2012
Cash Flows from Operating Activities:
Net (loss) income	$(54,497)	$86,237
Reconciliation of net (loss) income to net cash provided by operating activities:

Depreciation and amortization expense	203,306	232,667
(Gain) on disposal of assets	(11,032)	-
Share-based compensation	1,500	1,750
(Gain) from retirement of debt	(105,656)	-
Changes in assets and liabilities
Decrease in prepaid expenses	23,236	15,502
Decrease in inventory	2,092	9,000
Decrease in accounts receivable	-	20,253
Increase (decrease) in accrued expenses	130,626	(87,561)
Increase (decrease) in accounts payable	(47,281)	72,045
Net cash provided by operating activities	142,294	349,893

Cash Flows from Investing Activities:
Acquisition of property and equipment	(282,544)	(117,212)
Proceeds from the disposition of property and equipment	16,396	-
Net cash used in investing activities	(266,148)	(117,212)

Cash Flows from Financing Activities:
Payments on lines of credit	-	(25,000)
Payments on notes payable	(10,179)	(168,314)
Pay-off all mortgages	(3,413,782)	-
Proceeds from refinancing	3,686,962	-
Refinancing fees	(186,851)	-
Proceeds from related party borrowings	170,000	-
Payments on related party borrowings	(50,000)	-
Net cash provided by (used in) financing activities	196,150	(193,314)

Net increase in cash	72,296	39,367
Cash at beginning of period	147,962	41,097
Cash at end of period	$220,258	$80,464

Supplemental Cash Flow Information:
Cash paid for interest	$199,502	$212,676
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

1. ORGANIZATION

Parks! America (“Parks!” or the “Company”) was originally incorporated on July 30, 1954 as Painted Desert Uranium & Oil Co., Inc. in Washington State. On October 1, 2002, Painted Desert Uranium & Oil Co., Inc. changed its name to Royal Pacific Resources, Inc. and its corporate domicile to the State of Nevada.

On December 19, 2003, Royal Pacific Resources, Inc. acquired the assets of Great Western Parks LLC, including the Crossroads Convenience Center LLC., pursuant to a Share Exchange Agreement that resulted in the Company assuming control and changing the corporate name to Great American Family Parks, Inc. The acquisition was accounted for as a reverse acquisition in which Great Western Parks was considered to be the acquirer of Royal Pacific Resources for reporting purposes. The Company’s common stock outstanding increased from 2,533,000 to 29,600,000 as a result of the acquisition. On June 11, 2008 the Company changed its name from Great American Family Parks, Inc. to Parks! America, Inc.

The Company owns and operates through wholly-owned subsidiaries two regional theme parks and is in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. The Company’s wholly-owned subsidiaries are Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”) and Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”). Wild Animal – Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”). On June 13, 2005, the Company acquired the Georgia Park and on March 5, 2008, the Company acquired the Missouri Park.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended September 30, 2012. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Trade Accounts Receivable: The theme parks are cash businesses therefore there are typically no trade accounts receivable on the books of the Company. As of June 30, 2013 and September 30, 2012, respectively, the Company had no outstanding trade accounts receivable.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Revenue Recognition: The major source of income is received from theme park admissions. Theme park revenues from admission fees are recognized upon receipt of the cash at the time of customers’ visit to the parks. No theme park ticket sales are made in advance. Short-term seasonal passes are sold primarily during the summer seasons and are negligible to the Company’s results of operations and are not material. The Company is currently developing a new product line of selling surplus animals created from the natural breeding process that occurs within the parks. All animal sales are reported as a separate line item.

Advertising and Market Development: The Company expenses advertising and market development costs as incurred.

Income Taxes: The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of the assets and liabilities, and are measured using the enacted tax rates and laws. Management periodically reviews the Company’s deferred tax assets to determine whether their value can be realized based on available evidence. A valuation allowance is established when management believes it is more likely than not, that such tax benefits will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change.

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries (Wild Animal – Georgia and Wild Animal –Missouri). All material inter-company accounts and transactions have been eliminated in consolidation.

Fiscal Year End:  During 2011, the Company changed its fiscal year-end from December 31 to September 30, and changed its quarterly close dates to the last Sunday that falls at the end of each reporting period. This decision was made to align the Company’s fiscal periods more closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from five to forty years. A summary is included below.

	June 30, 2013	September 30, 2012	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Buildings and structures	3,051,050	2,952,983	40 years
Facilities and equipment	841,462	754,312	5 - 15 years
Furniture and fixtures	75,664	75,189	7 years
Ground improvements	777,472	751,149	15 years
Park animals	600,707	589,234	5 - 10 years
Rides and entertainment	22,000	22,000	7 years
Vehicles	330,681	291,429	5 years
Total cost	8,206,216	7,943,476
Less accumulated depreciation	(1,924,357)	(1,746,631)
Propert and equipment, net	$6,281,859	$6,196,845

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Other Intangible assets: Historically, other intangible assets included franchising fees, loan fees, payroll software, and they were reported at cost. As of June 30, 2013 franchise fees and payroll software are amortized to $0. The closing costs associated with the Company’s refinancing on January 9, 2013 totaled $186,851 and will be amortized over the life of the loans. See Footnote 3 - “LONG-TERM DEBT” for more information.

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

Uncertainties: The accompanying financial statements have been prepared on a going concern basis. The January 9, 2013 refinancing of all the Company’s then outstanding debt lowered the Company’s required annual debt service payments by approximately $174,396 (see Footnote 3 - “LONG-TERM DEBT” for more information). Management believes this refinancing provides the Company additional margin to continue to fund its operations and meet its debt service obligations. However, the ability of the Company to continue as a going concern during the next twelve months continues to depend on the ability of the Company to generate revenues from operations, and to maintain its existing sources of capital and to meet its existing debt service obligations or obtain additional sources of capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Share-Based Compensation: Prior to January 1, 2006 the Company accounted for share-based compensation under recognition and measurement principles of ASC 718 and as permitted under APB Opinion No. 25, and related interpretations. Effective January 1, 2006, the Company adopted ASC 718 using the modified prospective method, which recognizes compensation costs on a straight-line basis over the requisite service period associated with the grant. ASC 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as cash inflows from financing activities and cash outflows from operating activities. The Company also applies ASC 718 and EITF No. 96-18 stock based compensation to non-employees. No activity has occurred in relation to stock options during any period presented. The Company awards shares to its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company recognizes the expense based on the fair market value at time of the grant. Directors are granted 25,000 shares a year, usually toward the end of each fiscal year.

Recent Accounting Pronouncements: The Company does not expect recently issued accounting standards or interpretations to have a material impact on the Company’s financial position, operations or cash flows.

3. LONG-TERM DEBT

On January 9, 2013, the Company completed a refinancing transaction (the “Refinancing Loan”) with Commercial Bank & Trust Company of Troup County (“CB&T”) as lender. The Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term. The Refinancing Loan bears interest at the rate of Prime Rate plus 2.50% or 5.75% during the first five years of the loan term. Thereafter, the interest rate will be re-priced every five years based on the then-Prime Rate plus 2.50%. During the first four months following the closing of the Refinancing Loan the Company made interest-only payments. The minimum required monthly payment is approximately $26,343 during the first five years of the Refinancing Loan term.

The closing costs for the Refinancing Loan totaled $175,369 and are being amortized over the 20-year life of the loan. The Company used the proceeds from the Refinancing Loan to pay off all of its then outstanding debt (including the seller financing from the purchase of the Missouri Park), with an additional $230,000 available for new construction and renovations at the Parks.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

During the fiscal year 2012, the Company’s loans required annual payments totaling $490,512 compared to the new estimated annual payments of $316,116, thereby reducing the Company’s annual debt service payments by $174,396.

	June 30, 2013	September 30, 2012

On January 9, 2013, the Company completed a refinancing transaction with CB&T as lender. The Refinancing Loan was for a principal amount of $3,752,000 and has a twenty-year term. The Refinancing Loan bears interest at the rate of Prime Rate plus 2.50% (5.75% through January 8, 2018) during the first five years of the Loan term. Thereafter, the interest rate will be re-priced every five years based on the then-Prime Rate plus 2.50%. During the first four months of the Refinancing Loan the Company made interest-only payments. As of June 30, 2013, the Company has $66,464 available to draw on this loan. The estimated full monthly payment will be $26,343, after all funding is in place, during the first five years of the loan term.

	$3,676,783	$0
The CB&T loan required monthly payments of $18,048.55 based on a 14-year amortization. The loan had a fixed interest rate of 6.5%, and a balloon payment due in June 2014. The loan was secured by a first priority security agreement and a first priority security deed on the assets of the Georgia Park. This note was retired on January 9, 2013.	Retired	1,843,278

On March 5, 2008, the Company issued a note payable to Oak Oak, Inc. in the amount of $1,750,000 in conjunction with the purchase of the Missouri Park. The note bore interest at 8% and was payable in 36 monthly installments of $12,841, with a final balloon payment at the end of the third year. In March 2011, the Company made an additional one-time lump sum payment of $50,000 thereby extending final balloon payment until March 2013 on the same terms. This note was repaid in full on January 9, 2013. As part of the terms of the original note, the Company was entitled to a discount of $105,656 if this note was paid in full before maturity. This discount is recorded as a gain in other income.

	Retired	1,617,622

On March 5, 2008, the Company obtained a loan from CB&T in the amount of $500,000 to improve and upgrade facilities of the Missouri Park. This loan bore interest at a rate of 7.25% and was payable in 60 monthly payments of $9,986. This loan was repaid in full on January 9, 2013.	Retired	58,538
Total debt	3,676,783	3,519,438
Less current portion of long-term debt	(106,932)	(1,773,935)
Long-term debt	$3,569,851	$1,745,503

At June 30, 2013, the scheduled principal maturities by fiscal year are as follows:

2013	$26,237
2014	108,374
2015	114,772
2016	121,548
2017	128,725
thereafter	3,177,127
$3,676,783

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

4. LINES OF CREDIT

The Company maintains a $350,000 line of credit (the “LOC”) loan from CB&T for working capital purposes. This LOC was renewed on January 9, 2013 with an initial term of seven years, subject to the satisfactory performance by the Company. The LOC was not used as of September 30, 2012 and June 30, 2013. All advances are recorded as current liabilities. The LOC interest rate is tied to the Prime Rate plus 2.0%, with a minimum rate of 5.25%. The closing costs for the LOC totaled $11,482 and are being amortized over the seven-year term of the LOC.

The Board of Directors of the Company approved the offer of two of the Company’s directors to loan the Company $170,000 ($85,000 from each director) on the same terms and conditions as the LOC with CB&T. As of June 30, 2013, $120,000 was outstanding against these loans.

5. STOCKHOLDERS’ EQUITY

As policy, capital stock shares issued for service to the Company are valued based on market price on the date of issuance. During October 2012, the Company awarded 150,000 shares to six directors for their service on the Board of Directors at a fair market value of $0.01 per share or $1,500. This amount was reported as an operating expense in fiscal 2013.

Officer, directors and their controlled entities own approximately 42% of the outstanding common stock of the Company as of June 30, 2013.

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Employment Agreements:

Effective June 1, 2009, the Company entered into an employment agreement with Dale Van Voorhis (the “Van Voorhis Employment Agreement”) to serve as the Company’s Chief Operating Officer. As consideration for his services, Mr. Van Voorhis receives an initial base compensation of $75,000, which is reviewed annually by the Board of Directors. The Van

Voorhis Agreement has a term of five years and entitles Mr. Van Voorhis to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

On April 1, 2008, the Company entered into an employment agreement with Jim Meikle (the “2008 Meikle Agreement”) pursuant to which Mr. Meikle was hired to serve as the President and Chief Executive Officer of each of the Company’s wholly owned subsidiaries. The 2008 Meikle Employment Agreement expired on March 31, 2013 and was replaced by an employment agreement between the Company and Mr. Meikle dated as of April 1, 2013 (the “2013 Meikle Employment Agreement”). Pursuant to the 2013 Meikle Employment Agreement, Mr. Meikle receives an initial base compensation in the amount of $135,000, which is reviewed annually by the Board of Directors. The 2013 Meikle Agreement has a term of two years and entitles Mr. Meikle to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause or (ii) in the event of a change in control of the Company. This additional severance compensation payable totals $405,000.

The Company entered into an employment agreement as of June 1, 2009, as amended on March 20, 2013, with Jon Laria pursuant to which Mr. Laria served as the Company’s Chief Financial Officer. Effective May 20, 2013, the Mr. Laria resigned as the Company’s Chief Financial Officer and as a member of the Board of Directors of the Company. Mr. Laria received a one-time payment of $25,000 in connection with his resignation.

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

Effective May 20, 2013, Jon Laria resigned from the Company’s Board of Directors and as its Chief Financial Officer. On May 31, 2013, the Company appointed Todd R. White as its Chief Financial Officer.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Loans from Members of the Board of Directors

In January 2013, the Board of Directors of the Company approved the offer of two of the Company’s directors to loan the Company $170,000 ($85,000 from each director) on the same terms and conditions as the Company’s LOC with CB&T. As of June 30, 2013, $120,000 was outstanding against these loans.

7. INCOME TAXES

For the nine-month period ended June 30, 2013, the Company has reported loss before income taxes of $8,149. For the year ending September 29, 2013 the Company expects to generate pre-tax income and expects to utilize a portion of its net tax operating loss carry-forwards to offset any taxable income in fiscal 2013. The Company’s cumulative net operating carry-forward was approximately $4,197,000 as of September 30, 2012 and will begin to expire in fiscal 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is $1,548,000; however, this entire potential asset is reserved as of June 30, 2013. Due to the change in ownership provisions of the Tax Reform Act of 1986, net tax operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating tax loss carry-forwards may be limited as to use in future years.

On July 16, 2013, the State of Georgia Department of Revenue notified the Company that it had not made the proper elections with respect to Wild Animal – Georgia to allow for the filing of consolidated State of Georgia tax returns for the fiscal years 2009, 2010 and 2011. A preliminary State of Georgia income tax provision totaling $46,348 has been recorded for these periods. The Company is still in discussions with the State of Georgia regarding this matter, which is expected to be resolved prior to the filing of the Company’s annual report on Form 10-K for the 2013 fiscal year.

The proper elections have been made to allow Parks! America and Wild Animal – Georgia to file consolidated State of Georgia income tax returns in the 2012 fiscal year and thereafter.

8. BUSINESS SEGMENTS

We manage our operations on an individual location basis. Discrete financial information is maintained for each Park and provided to our corporate management for review and as a basis for decision-making. The primary performance measures used to allocate resources are park earnings before interest and tax expense, and free cash flow.

	For 3 Months Ended June 30, 2013				For 9 Months Ended June 30, 2013
	Georgia	Missouri	Corporate	Total	Georgia	Missouri	Corporate	Total
Total net sales	$1,026,946	$ 301,261	$ -	$1,328,207	$1,972,414	$ 480,301	$ -	$ 2,452,715
Operating expenses	(530,828)	(207,071)	(173,734)	(911,633)	(1,351,125)	(607,011)	(416,349)	(2,374,485)
Income (loss) from operations	496,118	94,190	(173,734)	416,574	621,289	(126,710)	(416,349)	78,230
Other income (expense), net	(138,605)	729	139,132	1,256	(382,926)	1,936	386,617	5,627
Gain on retirement of debt	-	-	-	-	-	105,656	-	105,656
Interest expense	(44,729)	(23,166)	(1,848)	(69,743)	(105,611)	(88,799)	(3,252)	(197,662)
Income (loss) before income taxes	$ 312,784	$ 71,753	$ (36,450)	$ 348,087	$ 132,752	$(107,917)	$ (32,984)	$ (8,149)

	For 3 Months Ended July 1, 2012				For 9 Months Ended July 1, 2012
	Georgia	Missouri	Corporate	Total	Georgia	Missouri	Corporate	Total
Total net sales	$1,060,468	$ 318,234	$ -	$ 1,378,702	$1,929,509	$ 537,746	$ -	$ 2,467,255
Operating expenses	(541,554)	(266,700)	(126,402)	(934,656)	(1,218,501)	(627,039)	(356,647)	(2,202,187)
Income (loss) from operations	518,914	51,534	(126,402)	444,046	711,008	(89,293)	(356,647)	265,068
Other income (expense), net	(107,643)	-	114,913	7,270	(349,377)	1,267	371,013	22,903
Interest expense	(37,518)	(33,029)	(496)	(71,043)	(108,114)	(87,731)	(5,889)	(201,734)
Income (loss) before income taxes	$ 373,753	$ 18,505	$ (11,985)	$ 380,273	$ 253,517	$(175,757)	$ 8,477	$ 86,237

9. COMMITMENTS AND CONTINGENCIES

On May 16, 2011, the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“USDA APHIS”) issued a citation to the Company alleging violations of certain USDA APHIS regulations and assessed a penalty in the amount of $76,857. On July 8, 2011, the Company submitted a reply to the USDA APHIS citation, which contained, among other things, mitigating factors that the Company believed should be considered in determining the amount of the fine. As of July 1, 2012, USDA APHIS responded to the Company with a reduced assessment of $11,170. The Company reduced its reserve by $65,687 to reflect this revised assessment during the second quarter of fiscal 2012. The Company also addressed the compliance issues raised in the citation and is implementing new operational controls to address these matters going forward.

10. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements other than the events described herein.

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

Overview

Through our wholly-owned subsidiaries, we own and operate two regional theme parks and are in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. Our wholly-owned subsidiaries are Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”) and Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”). Wild Animal – Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”).

Our goal is to build a family of theme parks primarily through acquisitions of existing small, local and regional, privately owned parks and to develop a series of compatible, themed attractions. The Company also may pursue contract management opportunities for themed attractions owned by third parties.

Our philosophy is, if possible, to acquire existing attractions and/or properties. When evaluating possible acquisitions, we rely on the following primary criteria:

•

Properties that have an operating history;

•

Properties that our management team believes have the potential to increase profits and operating efficiencies; and

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

As we look at our operations as of June 30, 2013, our principal goal is the continued growth of the Missouri Park’s revenue. Since the Company’s acquisition of the Missouri Park in March 2008, we have worked to upgrade the Park’s physical facilities and dramatically improve its concessions. We raised additional capital for Park improvements and new attractions with our January 9, 2013 refinancing.

Our current size and operating model leaves us little margin for error. Our highest priority is to continue to improve the Missouri Park operating profit.

On January 9, 2013, the Company completed a $3,752,000 loan transaction, the proceeds of which were used primarily to refinance the Company’s outstanding debt. For more information regarding this refinancing see “Note 3 - Long-Term Debt” to the Company’s financial statements.

We manage our operations on an individual location basis.  Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision-making. The primary performance measures used to allocate resources are park earnings before interest and tax expense, and free cash flow. We use this measure of operating profit to gauge segment performance because the Company believes this measure is the most indicative of performance trends and the overall earnings potential of each segment.

Results of Operations For the Three Month Period Ended June 30, 2013 as Compared to Three Month Period Ended July 1, 2012

The following table shows the operating results for both of our Parks for the three-month periods ended June 30, 2013 and July 1, 2012.

	For 3 Months Ended
	June 30, 2013	July 1, 2012
Net sales
Georgia	$1,026,946	$1,060,468
Missouri	301,261	318,234
Total net sales	$1,328,207	$1,378,702

Income (loss) before income taxes
Georgia	$496,118	$518,914
Missouri	94,190	51,534
Segment total	590,308	570,448
Corporate	(173,734)	(126,402)
Other income (expense)	1,256	7,270
Interest expense	(69,743)	(71,043)
Income (loss) before income taxes	$348,087	$380,273

Total Net Sales and Segment Information

Our total net sales for the three-month period ended June 30, 2013 decreased by $50,495, or 4%, to $1,328,207 versus the three month period ended July 1, 2012. The Georgia Park’s sales decreased by $33,522, or 3%, as a result of less favorable weather conditions during the three-month period ended June 30, 2013 versus the same period in 2012. Sales for the Missouri Park were similarly impacted by unfavorable relative weather conditions, resulting in a decrease of $16,973 or 5%, for the quarter.

Operating Margin

The combined operating margin for both Parks was $590,308, an increase of $19,860 for the three-month period ended June 30, 2013. The Georgia Park operating margin decreased by $22,796 to $496,118, primarily as a result of lower sales partially offset by lower spending. The operating margin for the Missouri Park increased by $42,656 to $94,190, as lower spending more than offset by lower sales, primarily as a result of better inventory management.

Corporate Expenses

Corporate spending increased by $47,332 to $173,734 during the three-month period ended June 30, 2013, primarily as a result of one-time compensation costs paid in connection with the resignation of a former officer and director, and higher legal fees. We commenced a lawsuit in September 2009 against a group led by Larry Eastland, a former officer and director of the Company. The litigation was inactive until June 11, 2012 at which time the Company amended its complaint against the Eastland group to, among other things, join as defendants Stanley Harper, LEA Capital Advisors, LLC (an entity controlled by Mr. Eastland) and Computer Contact Service, Inc. (an entity controlled by Mr. Harper) for breaches of contract and fiduciary duty with regards to the Company’s purchase of TempSERV on September 30, 2007 and its subsequent re-conveyance of TempSERV to Computer Contact Service, Inc. as of January 1, 2009.

Other Income and Interest Expense

Other income decreased by $6,014 to $1,256 for the three months ended June 30, 2013.

Interest expense was $69,743, representing a decrease of $1,300 or 2%, for the three-month period ended June 30, 2013. Interest expense on our borrowings decreased by $14,194, primarily as a result of lower interest rates associated with the January 2013 refinancing of all our then outstanding debt. This decrease was offset by $12,894 of interest associated with State of Georgia income taxes for the 2009, 2010 and 2011 fiscal years.

Income Taxes

We do not expect to pay U.S. Federal income taxes for our 2013 fiscal year due to our cumulative net tax operating loss carry-forwards, for more information see “Note 7 – Income Taxes” to the Company’s financial statements.

On July 16, 2013, the State of Georgia Department of Revenue notified us that we had not made the proper elections with respect to Wild Animal – Georgia to allow for the filing of consolidated State of Georgia tax returns for the fiscal years 2009, 2010 and 2011. We have recorded a preliminary State of Georgia income tax provision totaling $46,348 for these periods. We are still in discussions with the State of Georgia regarding this matter and expect it will be resolved by the filing of our annual report on form 10-K for the fiscal year 2013.

We believe the proper elections have been made to allow Parks! America and Wild Animal – Georgia to file consolidated State of Georgia income tax returns in our 2012 fiscal year and thereafter.

Net Income and Income Per Share

The Company’s net income decreased by $78,534 to $301,739, or $0.00 per basic share and per fully diluted share, for the three months ended June 30, 2013 as compared with net income of $380,273 or $0.00 per basic share and per fully diluted share, for the three months ended July 1, 2012. This decrease is attributable taxes and interest associated with the State of Georgia matter totaling $60,341, and lower sales and higher corporate spending, partially offset by lower interest on borrowings.

Results of Operations For the Nine Month Period Ended June 30, 2013 as Compared to Nine Month Period Ended July 1, 2012

The following table shows the operating results for both our Parks for the nine-month periods ended June 30, 2013 and July 1, 2012

	For 9 Months Ended
	June 30, 2013	July 1, 2012
Net sales
Georgia	$1,972,414	$1,929,509
Missouri	480,301	537,746
Total net sales	$2,452,715	$2,467,255

Income (loss) before income taxes
Georgia	$621,289	$711,008
Missouri	(126,710)	(89,293)
Segment total	494,579	621,715
Corporate	(416,349)	(356,647)
Other income (expense)	5,627	22,903
Gain on retirement of debt	105,656	-
Interest expense	(197,662)	(201,734)
Income (loss) before income taxes	$(8,149)	$86,237

Total Net Sales and Segment Information

The Company’s total net sales for the nine-month period ended June 30, 2013 decreased by $14,540, or 1%, to $2,452,715 versus the nine-month period ended July 1, 2012. Georgia Park sales increased by $42,905, or 2%, as a result of an increase in average revenue per guest during the nine-month period ended June 30, 2013. Net sales for the Missouri Park were down $57,445, or 11%, compared to the first nine months of the 2012 fiscal year. The Missouri Park’s attendance dramatically decreased due to the severe weather during January 2013 through March 2013, during which the Park was forced to close for several extended periods.

Operating Margin

The combined operating margin for both Parks was $494,579, a decrease of $127,136 for the nine-month period ended June 30, 2013. This decrease was primarily attributable to lower sales and higher advertising costs at both parks in 2013. Also note that results for the first nine months of the 2012 fiscal year included a $65,956 reduction of operating expenses related to USDA assessment at the Georgia Park, which was settled for an amount substantially lower than the original assessment.

Corporate Expenses and Other

Corporate spending increased by $59,702 to $416,349 during the first nine months of the 2013 fiscal year, primarily as a result of one-time compensation costs and higher legal fees as previously discussed.

Other Income and Interest Expense

Other income decreased by $17,276 to $5,627 for the nine months ended June 30, 2013.

Under the terms of the seller-financing note associated with the acquisition of the Missouri Park, the Company was entitled to a discount if this note was paid in full before March 5, 2013. The Company paid-off this note in full on January 9, 2013 and recorded the gain of $105,656.

Interest expense was $197,662, representing a decrease of $4,072 or 2%, for the nine-month period ended June 30, 2013. Interest expense on our borrowings decreased by $16,966, primarily as a result of lower interest rates associated with the January 2013 refinancing of all our then outstanding debt. This decrease was offset by $12,894 of interest associated with State of Georgia income taxes for the fiscal years 2009, 2010 and  2011.

Income Taxes

We do not expect to pay U.S. Federal income taxes for our 2013 fiscal year due to our cumulative net tax operating loss carry-forwards, for more information see “Note 7 – Income Taxes” to the Company’s financial statements.

As noted earlier, we learned that Parks! America and Wild Animal – Georgia had not made the proper elections to permit the filing of consolidated State of Georgia tax returns for the 2009, 2010 and 2011 fiscal years. We are still in discussions with the State of Georgia regarding this matter and expect it will be resolved by the filing of our annual report on Form 10-K for the 2013 fiscal year. We have recorded a preliminary State of Georgia income tax provision for the fiscal years 2009, 2010 and 2011 totaling $46,348.

We believe the proper elections have been made to allow Parks! America and Wild Animal – Georgia to file consolidated State of Georgia income tax returns in our 2012 fiscal year and thereafter.

Net Income and Income Per Share

The Company’s net loss for the nine-month period ended June 30, 2013 was $54,497 or $0.00 per basic share and per fully diluted share, a decrease of $140,734, as compared with net income of $86,237, or $0.00 per basic share and per fully diluted share, for the nine months ended July 1, 2012.

Excluding the impact of the $105,656 gain from paying off debt related to the Missouri Park reported in the 2013 fiscal year and the $65,956 reduction of expenses from the settlement of the USDA in the 2012 fiscal year, the first nine months of the 2013 fiscal year resulted in a net loss of $160,153 compared with net income of $20,281 for the first nine months of the 2012 fiscal year. The unfavorable results for the first nine months of the 2013 fiscal year are primarily the result of the State of Georgia income taxes and interest expense (as discussed above), higher spending on advertising and compensation, and to a lesser extent, higher repair and maintenance spending, and higher legal fees compared to the same period last year.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Our slow season starts after Labor Day in September and runs until Spring break, which is typically end of March. These two quarters have historically generated negative cash flow and require us to borrow to fund operations and prepare the Parks for the busy season during the third and fourth quarter of our fiscal year.

We believe that our operations have improved to the point that cash flow from operations will be sufficient to fund operations, make debt-service payments and spend modestly on capital improvements in the near-term. Our principal source of income is from cash sales, which is projected to provide sufficient cash flow to fund operations and service our current debt. During the next twelve months, management will focus on increasing net sales, particularly at Missouri Park, and completing several renovation projects currently underway at both Parks. Any slowdown in revenue or unusual capital outlays may require us to seek additional capital.

Our working capital was negative $0.2 million at June 30, 2013 compared to negative $1.7 million at September 30, 2012. This improvement in working capital is a result of completing our new term loan and retiring the $1.6 million Missouri Park seller-financing note, which was due in March 2013.

Our total debt, including current maturities, at June 30, 2013 was $3.8 million compared to $3.5 million at September 30, 2012. The increase in debt is primarily due to capital investments made by the Company during the nine months of the fiscal 2013 and a higher cash balance as of June 30, 2013. The LOC balance (together with outstanding related party notes) at June 30, 2013 and September 30, 2012 was $120,000 and $0, respectively.

As of June 30, 2013 the Company had equity of $2.7 million and total debt of $3.8 million, resulting in a debt to equity ratio of 1.39 to 1. The Company’s debt to equity ratio was 1.26 to 1 as of September 30, 2012.

Operating Activities

Net cash provided by operating activities was $142,294 and $349,893, for the first nine months of the fiscal years 2013 and 2012, respectively. The decrease was primarily due to lower sales and increased spending on advertising, compensation, and repairs and maintenance for the first nine months of the fiscal 2013 compared to the same period in 2012.

Investing Activities

During the first nine months of the 2013 fiscal year, we spent $285,708 on capital improvements at the Parks, compared to $117,212 spent on capital improvements during the comparable period in the 2012 fiscal year.

Improvements at the Missouri Park included remodeling the Park’s gift shop, upgrading the main bathrooms and repaving the Park’s main entrance. In addition, we added a new reptile attraction and refurbished many of the animal exhibits. Improvements at the Georgia Park included renovating many of our animal exhibits, upgrading the rental fleet and building a new food preparation structure for animals on special diets. We also renovated the Park’s main food service area and repainted all its main buildings.

Financing Activities

During the first nine months of the 2013 fiscal year, cash provided by financing activities totaled $200,326. On January 9, 2013, we completed the refinancing of all our then outstanding debt, retiring all mortgages and replacing them with a single 20-year term loan. In addition, this new financing provided $230,000 for construction and renovations at the Parks, of which approximately $163,550 has been used as of June 30, 2013. We have also received $120,000 in short-term financing from two members of the Company’s Board of Directors, which we expect to fully repay before the end of the 2013 fiscal year. During the first nine months of the 2012 fiscal year, $193,314 of cash was used in financing activities to repay debt.

Borrowing Agreements

On January 9, 2013, we completed a refinancing transaction (the “Refinancing Loan”) with Commercial Bank & Trust Company of Troup County (“CB&T”). The Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term. The Refinancing Loan bears interest at the rate of Prime Rate plus 2.50% or 5.75% during the first five years of the Loan term. Thereafter, the interest rate will be re-priced every five years based on the then-Prime Rate plus 2.50%.

As a result of the Refinancing Loan, the Company lowered its anticipated annual debt service payments. During the past year, the Company’s then outstanding mortgages required annual payments totaling $490,512 as compared to new estimated annual payments totaling $316,116, thereby reducing our annual debt service payments by $174,396 compared with the previous year.

Subsequent Events

None

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES.

Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were effective as of June 30, 2013, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

Based on its assessment, management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting are effective as of June 30, 2013.

PART II

ITEM 1. LEGAL PROCEEDINGS

On May 16, 2011, the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“USDA APHIS”) issued a citation to the Company alleging violations of certain USDA APHIS regulations and assessed a penalty in the amount of $76,857.  On July 8, 2011, the Company submitted a reply to the USDA APHIS citation, which contained, among other things, mitigating factors, which the Company believed, should be considered in determining the amount of the fine. As of April 1, 2012, USDA APHIS responded to the Company with a reduced assessment of $11,170. The Company reduced its reserve by $65,687 to reflect this revised assessment.  The Company also addressed the compliance issues raised in the citation and is implementing new operational controls to address these matters going forward.

The Company commenced a lawsuit in September 2009 against a group led by Larry Eastland, a former officer and director of the Company. The litigation was inactive until June 11, 2012 at which time the Company amended its complaint against the Eastland group to, among other things, join as defendants Stanley Harper, LEA Capital Advisors, LLC (an entity controlled by Mr. Eastland) and Computer Contact Service, Inc. (an entity controlled by Mr. Harper) for breaches of contract and fiduciary duty with regards to the Company’s purchase of TempSERV on September 30, 2007 and its subsequent re-conveyance of TempSERV to Computer Contact Service, Inc. as of January 1, 2009. The Company is seeking an indefinite amount of damages. For more information regarding the original litigation, see our annual report on Form 10-K for the year ended December 26, 2010.

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

In addition, the following are incorporated by reference:

Current Report on Form 8-K “Departure of Directors or Certain Officers,” dated May 20, 2013

Current Report on Form 8-K “Appointment of Certain Officers,” dated May 31, 2013

Current Report on Form 8-K “Other Events,” dated June 12, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

August 12, 2013	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer