Form 10-K
period 2013-09-29
PARKS AMERICA, INC
filed 2013-12-24
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2013

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51254

PARKS! AMERICA, INC.

(Exact name of registrant as specified on its charter)

NEVADA	91-0626756
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

1300 Oak Grove Road, Pine Mountain, GA 31822

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

The aggregate market value of the issued and outstanding stock held by non-affiliates of the registrant, based upon the most recent sale of the Company's common stock at a price of $0.025 per share, was approximately $822,663. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of December 17, 2013, the issuer had 74,106,537 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2013

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, references to "Parks! America, Inc.," "Parks! America," "the Company," "we," "us," and "our" refer to Parks! America, Inc. and our wholly-owned subsidiaries.

Except for the historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve risks and uncertainties. These statements are found in the sections entitled "BUSINESS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION," and "RISK FACTORS." Such forward-looking statements involve risks and uncertainties, including, among other things, statements concerning: our business strategy; liquidity and capital expenditures; future sources of revenues and anticipated costs and expenses; and trends in industry activity generally. Such forward-looking statements include, among others, those statements including the words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar language or by discussions of our outlook, plans, goals, strategy or intentions.

Our actual results may differ significantly from those projected in the forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "RISK FACTORS", that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: competition from other parks, weather conditions during our primary tourist season, the price of animal feed and the price of gasoline. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot guarantee future results, levels of activity, performance or achievements.

The forward-looking statements we make in this Annual Report on Form 10-K are based on management’s current views and assumptions regarding future events and speak only as of the date of this report. We assume no obligation to update any of these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting these forward-looking statements, except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC.

PART I

ITEM 1.  BUSINESS

Overview

Parks! America, Inc., through our wholly-owned subsidiaries, owns and operates two regional theme parks and is in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. Our wholly-owned subsidiaries are Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”) and Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”). Wild Animal – Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”).

The Parks are open year round but experience increased seasonal attendance during the months of April through August. On a combined basis, net sales for the third and fourth quarter of the last two fiscal years represented approximately 70% of annual net sales.

Our goal is to build a family of theme parks primarily through acquisitions of small, local and regional, privately owned existing parks and to develop a series of compatible, themed attractions. When evaluating possible acquisitions, we rely on the following primary criteria:

•

Properties that have an operating history;

•

Properties where our management team believes the potential exists to increase profits and operating efficiencies; and

•

Properties where there is additional, underutilized land upon which to expand operations.

We believe that acquisitions, if any, should not unnecessarily encumber the Company with additional debt that cannot be justified by current operations.  By using a combination of equity, debt and other financing options, we intend to carefully monitor shareholder value in conjunction with our pursuit of growth.

The Company also may pursue contract management opportunities for themed attractions owned by third parties.

Shares of our common stock trade on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol, “PRKA.”

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

On December 19, 2003, Royal Pacific Resources, Inc. acquired the assets of Great Western Parks LLC pursuant to a Share Exchange Agreement that set the stage for our current corporate structure and operating strategy. We changed the name of the Company to “Great American Family Parks, Inc.” The acquisition was accounted for as a “reverse acquisition” in which Great Western Parks was considered to be the acquirer of Royal Pacific Resources for reporting purposes. Our common stock outstanding increased from 2,533,000 to 29,600,000 as a result of the transaction. As of June 11, 2008, the Company changed its name from Great American Family Parks, Inc. to its current name, “Parks! America, Inc.” In addition, effective June 25, 2008, the Company's quotation symbol on the OTCBB was changed from “GFAM” to “PRKA.”

Wild Animal Safari, Inc. – The Georgia Park

On June 13, 2005, Wild Animal – Georgia acquired the Georgia Park in Pine Mountain, Georgia. The Georgia Park is situated within a 200-acre portion of a 500-acre plot that is owned by Wild Animal – Georgia. The Georgia Park includes a drive-through animal viewing area that opened in 1991. It is home to over 600 animals, birds and reptiles, comprised of over 65 species. The majority of the animals roam wild in a natural habitat. Visitors to the Georgia Park are able to observe, photograph and feed the animals from their own cars, our for-rent vehicles or company operated buses as they drive along more than three miles of paved roads that run throughout the habitat area. Some animals are contained in special fenced-in areas within the natural habitat and others are located in a more traditional zoo-like atmosphere. Also within the Georgia Park is our reptile house, located next to our petting zoo, featuring reptiles from several continents.

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

Wild Animal – Georgia’s revenues are primarily derived from admission fees, food and beverage sales, gift store and specialty item sales, sales of animal food and vehicle rentals at the Georgia Park. Management’s plans to grow revenues at the Georgia Park include ongoing improvements to existing facilities, making the Park more attractive to visitors and development of unused acreage surrounding the Park.

A majority of Wild Animal – Georgia’s animals are born in the Georgia Park and the animals we acquire are generally purchased domestically. We rarely import animals. Auctions and sales of animals across the United States occur often and we may acquire animals in these auctions if we see an opportunity to enhance our Parks. Due to natural breeding, the animal population in the Georgia Park has grown in recent years. From time to time, we sell animals born in the Park, and these proceeds are recorded as revenue.  The Company had $10,875 in receivables from the sale of animals as of September 29, 2013 and no similar receivables as of September 30, 2012.

Food and beverages are purchased locally, although the main products and ingredients for the Noble Roman’s Pizza and Tuscano’s Subs are purchased from the national franchising company. As of June 21, 2005, we purchased franchise rights to own and operate Noble Roman’s Pizza and Tuscano’s Italian Subs food franchises at our Georgia Park. The franchise agreement had an initial term of 5 years, as has been renewed through June 20, 2015. The franchisor receives a royalty 7.0% on gross product sales.

Wild Animal, Inc. – The Missouri Park

Wild Animal – Missouri purchased the Missouri Park as of March 5, 2008. The Missouri Park is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and 45 miles north of Branson. The Missouri Park is a ride-through wild animal park with five-mile course permitting access to over 600 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout the natural habitat. Visitors to the Missouri Park are able to observe, photograph, and feed the animals from their own cars or company operated buses as they drive throughout the natural habitat area. Some animals are contained in special fenced-in areas within natural habitats and other animals are located in a more traditional zoo-like atmosphere. In addition, the Park offers a gift shop, a food and beverage area and a petting zoo. During the 2013 fiscal year, we opened a reptile house within the more traditional zoo-like area of the Missouri Park, featuring reptiles from several continents.

Employees

The Georgia Park has approximately 15 full-time employees. During the Georgia Park’s prime attendance season, which runs from April through August, we typically engage up to 20 additional seasonal employees. The Missouri Park has six year-round employees and has engaged up to eight additional seasonal employees during the peak season. We also engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good. Parks! America has three officers who oversee the strategy of the Company, the operations of our Parks, as well as the overall financial activities, controls and reporting for the Company and each individual Park.

ITEM 1A.  RISK FACTORS

You should read the following discussion and analysis together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "RISK FACTORS" below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

Risk Factors Relating to Our Business:

We May Not Identify or Complete Acquisitions in a Timely, Cost-Effective Manner, If At All.

Our business plan is predicated upon the acquisition of additional local or regional theme parks and attractions; and, the approval and expansion of our current facilities and offerings. However, there can be no assurance that we will be successful in acquiring and operating additional local or regional theme parks and attractions. Competition for acquisition opportunities in the theme park industry is intense as there are a limited number of parks within the United States and Canada that could reasonably qualify as acquisition targets for us. Our acquisition strategy is dependent upon, among other things, our ability to: identify acquisition opportunities; obtain debt and equity financing; and obtain necessary regulatory approvals. Our ability to pursue our acquisition strategy may be hindered if we are not able to successfully identify acquisition targets or obtain the necessary financing or regulatory approvals, including but not limited to those arising under federal and state antitrust and environmental laws.

Significant Amounts of Additional Financing May Be Necessary For the Implementation of Our Business Plan.

The Company may require additional debt and equity financing to pursue its acquisition strategy. There can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to substantially curtail our expansion plans. Furthermore, the issuance by the Company of any additional securities would dilute the ownership of existing shareholders and may affect the price of our common stock.

The Theme Park Industry is Highly Competitive and We May Be Unable to Compete Effectively.

The theme park industry is highly competitive, highly fragmented, rapidly evolving, and subject to technological change and intense marketing by providers with similar products. One of our competitors for attracting general recreation dollars, Callaway Gardens, is located within five miles of our Wild Animal Safari park in Georgia. Branson, Missouri is located just 45 minutes from our Wild Animal Safari theme park in Strafford, Missouri. Many of our current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we have. In the event that such a competitor expends significant sales and marketing resources in one or several markets we may not be able to compete successfully in such markets. The Company believes that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce costs commensurate with such price reductions. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar products offered or proposed to be offered by us. If our competitors were to provide better and more cost effective products, our business could be materially and adversely affected.

We Face Strong Competition from Numerous Entertainment Alternatives.

In addition to competing with other themed and amusement parks, our venues compete with other types of recreational venues and entertainment alternatives, including but not limited to movies, sports attractions, vacation travel and video games. There can be no assurance that we will successfully differentiate ourselves from these entertainment alternatives or that consumers will consider our entertainment offerings to be more appealing than those of our competitors. The increasing availability and quality of technology-based entertainment has provided families with a wider selection of entertainment alternatives in their homes, including home entertainment units, in-home and online gaming, as well as on-demand streaming video and related access to various forms of entertainment. In addition, traditional theme parks have been able to reduce the cost and increase the variety of their attractions by implementing technologies that cannot be readily incorporated by wild animal parks such as the Georgia Park or the Missouri Park.

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

We currently have $6.0 million of liability insurance. We will continue to use reasonable commercial efforts to maintain policies of liability, fire and casualty insurance sufficient to provide reasonable coverage for risks arising from accidents, fire, weather, other acts of God, and other potential casualties. There can be no assurance that we will be able to obtain adequate levels of insurance to protect against suits and judgments in connection with accidents or other disasters that may occur in our Parks.

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

We Are Dependent Upon the Services of Our Executive Officers and Consultants.

Our success is heavily dependent on the continued active participation of our executive officers. Loss of the services of one or more of these officers could have a material adverse effect upon our business, financial condition or results of operations. In particular, we place substantial reliance upon the efforts and abilities of Dale Van Voorhis, Chairman of the Board of Directors and Chief Executive Officer of the Company and Jim Meikle, Chief Operating Officer of the Company and a Director of the Company, and President of Wild Animal-Missouri and Wild Animal-Georgia. The loss of Mr. Van Voorhis or Mr. Meikle's services could have a serious adverse effect on our business, operations, revenues or prospects.

Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in the theme park industry is intense, and the loss of any such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of the Company’s activities, could have a materially adverse effect on the Company. The inability of the Company to attract and retain the necessary personnel, and consultants and advisors could have a material adverse effect on the Company’s business, financial condition or results of operations.

Risk Factors Relating to Our Common Stock:

Our Common Stock is Subject to the “Penny Stock” Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions In Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

Our common stock is considered a "penny stock" and the sale of our stock by you will be subject to the "penny stock rules" of the Securities and Exchange Commission. The penny stock rules require broker-dealers to take steps before making any penny stock trades in customer accounts. As a result, the market for our shares could be illiquid and there could be delays in the trading of our stock, which would negatively affect your ability to sell your shares and could negatively affect the trading price of your shares.

We Do Not Expect to Pay Dividends for Some Time, if At All

As of the date of this report, no cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations and growth, as well as to service our debt. We do not expect to pay cash dividends in the near future. Any future determination as to the payment of dividends on our common stock will be at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our Board of Directors. The provisions of credit agreements, which we may enter into from time to time, may also restrict the declaration of dividends on our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company owns and operates the following wild animal theme parks:

Wild Animal Safari, Inc. – The Georgia Park

Wild Animal - Georgia owns and operates the Georgia Park in Pine Mountain, Georgia. The Georgia Park is situated within a 200-acre portion of a 500-acre plot that is owned by Wild Animal – Georgia. The Georgia Park includes a drive-through animal viewing area that opened in 1991. It is home to over 600 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout a natural habitat. Visitors to the Georgia Park are able to observe, photograph and feed the animals from their own cars, our for-rent vehicles or company operated buses as they drive along more than three miles of paved roads that run throughout the habitat area. Some animals are contained in special fenced-in areas within the natural habitat and others are located in a more traditional zoo-like atmosphere. Also within the Georgia Park is our reptile house, which is located next to our petting zoo and features reptiles from several continents.

In addition to the animal environments, the Georgia Park contains a gift shop, an ice cream parlor, an arcade, a picnic and group recreation area, lakes, a pavilion and concession stands.

Wild Animal, Inc. – The Missouri Park

Wild Animal – Missouri purchased the Missouri Park as of March 5, 2008. The Missouri Park is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and 45 miles north of Branson. The Missouri Park is a ride-through wild animal park with a five-mile course permitting access to over 600 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout the natural habitat. Visitors to the Missouri Park are able to observe, photograph, and feed the animals from their own cars or company operated buses as they drive throughout the natural habitat area. Some animals are contained in special fenced-in areas within natural habitats. Other animals are located in a more traditional zoo-like atmosphere. In addition, the Park offers a gift shop, a food and beverage area and a petting zoo. During the 2013 fiscal year we opened a reptile house within the more traditional zoo-like area of the Missouri Park, featuring reptiles from several continents

ITEM 3.  LEGAL PROCEEDINGS

On May 16, 2011, the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“USDA APHIS”) issued a citation to the Company alleging violations of certain USDA APHIS regulations and assessed a penalty in the amount of $76,857.  On July 8, 2011, the Company submitted a reply to the USDA APHIS citation, which contained, among other things mitigating factors, which the Company believed, should be considered in determining the amount of the fine. As of April 1, 2012, USDA APHIS responded to the Company with a reduced assessment of $11,170. The Company reduced its reserve by $65,687 to reflect this revised assessment. The Company also addressed the compliance issues raised in the citation and has implemented new operational controls to address these matters going forward.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTCBB under the symbol "PRKA". Effective June 25, 2008, the Company's quotation symbol on the OTCBB was changed from GFAM to PRKA. The table below sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the OTCBB. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits. As of September 29, 2013, there were 74,106,537 Shares outstanding held by approximately 3,198 stockholders of record. This does not reflect those shares held beneficially or those shares held in "street" name.

		High	Low
2013	First Quarter	$0.033	$0.016
	Second Quarter	$0.049	$0.020
	Third Quarter	$0.054	$0.024
	Fourth Quarter	$0.030	$0.021
2012	First Quarter	$0.024	$0.016
	Second Quarter	$0.023	$0.010
	Third Quarter	$0.024	$0.0053
	Fourth Quarter	$0.029	$0.0145

We do not currently pay any dividends on our common stock, and we currently intend to retain any future earnings, if any, for use in our business. Any future determination as to the payment of dividends on our common stock will be at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our Board of Directors. The provisions of credit agreements, which we may enter into from time to time, may also restrict the declaration of dividends on our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on the Company’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our consolidated financial statements for the year ended September 29, 2013 provided in this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

The forward-looking information set forth in this Annual Report on Form 10-K is as of the date of this filing, and we undertake no duty to update this information.  More information about potential factors that could affect our business and financial results is included in the section entitled "RISK FACTORS" in this Annual Report on Form 10-K.

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

The Parks are open year round but experience increased seasonal attendance during the months of April through August. On a combined basis, net sales for the third and fourth quarter of the last two fiscal years represented approximately 70% of annual net sales.

Our goal is to build a family of theme parks primarily through acquisitions of small, local and regional, privately owned existing parks and to develop a series of compatible, themed attractions. When evaluating possible acquisitions, we rely on the following primary criteria:

•

Properties that have an operating history;

•

Properties that our management team believes have the potential to increase profits and operating efficiencies; and

•

Properties where there is additional, underutilized land available for expansion of operations.

We believe that acquisitions, if any, should not unnecessarily encumber the Company with additional debt that cannot be justified by current operations. By using a combination of equity, debt and other financing options, we intend to carefully monitor shareholder value in conjunction with the pursuit of growth.

The Company also may pursue contract management opportunities for themed attractions owned by third parties.

As we look at our operations as of September 29, 2013, one of our highest priorities is to continue to improve operating profit at the Missouri Park. Since the Company’s acquisition of the Missouri Park in March 2008, we have worked to upgrade the Park’s physical facilities and dramatically improve its concessions. However, we believe that years of operation under the prior owners resulted in negative preconceptions about the condition of the Park, and we continue to work bring the public’s perception of the Park in line with its current condition and level of service. We expect that over the course of several years these efforts will ultimately yield favorable results. We will continue to focus our efforts to promote the Missouri Park and make improvements as our capital budget allows.

On January 9, 2013, the Company completed a $3,752,000 loan transaction (the “Refinancing Loan”), the proceeds of which were used primarily to refinance the Company’s then-outstanding debt. Proceeds from the Refinancing Loan were also used to fund $230,000 of new construction and renovations at the Parks.

As a result of the Refinancing Loan, the Company lowered its anticipated annual debt service payments. Prior to the Refinancing Loan, the Company’s then outstanding mortgages required annual payments totaling $490,000 as compared to new estimated annual payments totaling $316,000, reducing our annual debt service payments by $174,000 compared with the previous year. We anticipate that the reduction of our annual cash requirements for debt service will free up cash flow to fund operations and capital improvements at our Parks.

While the Refinancing Loan provides us with incremental cash flow margin, our current size and operating model leave us little room for error. Any future capital raised by the Company is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, the Company may not be sufficient to fund our capital and liquidity needs for the near-term.

Consolidated and Segment Results of Operations For the Year Ended September 29, 2013 as Compared to the Year Ended September 30, 2012

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

The following table shows our consolidated and segment operating results for the years ended September 29, 2013 and September 30, 2012:

	Georgia Park		Missouri Park		Consolidated
	2013	2012	2013	2012	2013	2012
Total net sales	$2,881,847	$2,776,041	$871,851	$914,301	$3,753,698	$3,690,342
Segment income (loss) from operations	1,039,717	1,025,982	(69,567)	29,447	970,150	1,055,429
Segment operating margin %	36.1%	37.0%	-8.0%	3.2%	25.8%	28.6%

Corporate expenses					(594,223)	(510,623)
Other income, net					8,018	25,076
Gain on retirement of debt					105,656	-
Interest expense					(248,148)	(274,030)
Income (loss) before income taxes					$241,453	$295,852

Total Net Sales

The Company’s total net sales for the year ended September 29, 2013 increased by $63,356, or 1.7%, to $3,753,698 versus year ended September 30, 2012. Georgia Park sales increased by $105,806, or 3.8%, primarily due to an increase in the average revenue per guest. Net sales for the Missouri Park were down $42,450, or 4.6%. The Missouri Park’s attendance was unfavorably impacted by severe weather during January 2013 through March 2013, during which the Missouri Park was forced to close for several extended periods. Consolidated revenue increased 6.4% during the fourth quarter of the 2013 fiscal year, 7.4% for the Georgia Park and 4.0% for the Missouri Park. We believe these increases reflect the potential for revenue growth at each Park under normal weather conditions.

Attendance at the Georgia Park declined by 2.6% in the 2013 fiscal year as compared to the prior year, while attendance at the Missouri Park decreased by 5.4% for the same period. The Georgia Park increased revenue by customer by 6.6%, while revenue by customer for the Missouri Park increased 0.7%. Both Parks generated higher revenue per customer as a result of higher admission pricing and more cross selling of other products and services.

Segment Operating Margin

The combined operating margin for both Parks was $970,150, a decrease of $85,279 for the year ended September 29, 2013. The operating margin for the Georgia Park increased by $13,735 primarily as a result of higher sales offset by an increase in advertising expense. In addition, part of the decrease in operating margin is attributable to the fact that results for the 2012 fiscal year included a $65,956 reduction of operating expenses for the Georgia Park, as a USDA assessment was settled for an amount substantially lower than the original assessment. The operating margin for the Missouri Park decreased by $99,014, principally as a result of lower sales and higher advertising expenses.

Corporate Expenses

Corporate spending increased by $83,600 during the year ended September 29, 2013, primarily as a result of one-time compensation costs paid in connection with the resignation of a former officer and director, and higher legal fees.

Other Income and Interest Expense

Other income, net decreased by $17,058 to $8,018 for the year ended September 29, 2013.

Under the terms of the seller-financing note associated with the acquisition of the Missouri Park, the Company was entitled to a discount if this note was paid in full before March 5, 2013. The Company paid off this note in full on January 9, 2013 and recorded the gain of $105,656.

Interest expense, net of interest income, was $248,148, representing a decrease of $25,882 or 9.4%, for the year ended September 29, 2013. Interest expense on our borrowings decreased by $36,569, primarily as a result of lower interest rates associated with the January 2013 refinancing of all our then-outstanding debt. This decrease was offset by an interest assessment of $10,687 by the State of Georgia associated with income taxes for the fiscal years 2009, 2010 and 2011.

Income Taxes

Based on our cumulative net tax operating loss carry-forwards, we do not expect to pay U.S. Federal income taxes for our 2013 fiscal year; therefore, we have not recorded a related tax provision. For additional information, see “NOTE 7. INCOME TAXES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

On July 16, 2013, the State of Georgia Department of Revenue notified us that we had not made the proper elections with respect to Wild Animal – Georgia to allow for the filing of consolidated State of Georgia tax returns for the fiscal years 2009, 2010 and 2011. We have recorded and paid the State of Georgia income tax totaling $38,552 for these periods.

We believe the proper elections have been made to allow Parks! America and Wild Animal – Georgia to file consolidated State of Georgia income tax returns for the fiscal year 2012 and thereafter.

For the fiscal year ended September 29, 2013, we have recorded a tax provision of $12,000 for State of Georgia income taxes.

Net Income and Income Per Share

The Company’s net income for the year ended September 29, 2013 was $190,901 or $0.00 per basic share and per fully diluted share, a decrease of $104,951, as compared with net income of $295,852, or $0.00 per basic share and per fully diluted share, for the year ended September 30, 2012.

Excluding the impact of the $105,656 gain from paying off debt related to the Missouri Park reported in the 2013 fiscal year and the $65,956 reduction of expenses from the settlement of the USDA in the 2012 fiscal year, the 2013 fiscal year resulted in a net income of $85,245 compared with net income of $229,896 for the 2012 fiscal year. The unfavorable results for the 2013 fiscal year compared to the 2012 fiscal year are primarily the result of higher spending on advertising, compensation and legal fees, lower sales for our Missouri Park, and State of Georgia income taxes, which were partially offset by higher sales for the Georgia Park and lower interest expense.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Our slow season starts after Labor Day in September and runs until Spring break, which is typically toward the end of March. These two quarters have historically generated negative cash flow and require us to borrow to fund operations and prepare the Parks for the busy season during the third and fourth quarters of our fiscal year.

We believe that our performance has improved to the point that cash flow from operations will be sufficient to fund operations, make debt-service payments and spend modestly on capital improvements in the near-term. Our principal source of income is from sales, which is projected to provide sufficient cash flow to fund operations and service our current debt. During the next twelve months, management will focus on increasing net sales, particularly at Missouri Park. Any slowdown in revenue or unusual capital outlays may require us to seek additional capital.

Our working capital was $0.15 million at September 29, 2013 compared to negative $1.68 million at September 30, 2012. This improvement in working capital is a result of completing our Refinancing Loan and retiring the $1.62 million Missouri Park seller-financing note, which was due in March 2013.

Our total debt, including current maturities, at September 29, 2013 was $3.72 million compared to $3.52 million at September 30, 2012. The increase in debt is primarily due to capital investments made by the Company during the 2013 fiscal year and a higher cash balance as of September 29, 2013. There were no borrowings on our lines-of-credit at September 29, 2013 and September 30, 2012, respectively.

As of September 29, 2013 the Company had equity of $2.98 million and total debt of $3.72 million, resulting in a debt to equity ratio of 1.25 to 1, compared to 1.26 to 1 as of September 30, 2012.

Operating Activities

Net cash provided by operating activities was $384,353 and $529,372, for the fiscal years 2013 and 2012, respectively. The decrease was primarily due to increased spending on advertising, compensation, and legal fees, as well as State of Georgia income taxes in the 2013 fiscal year compared the 2012 fiscal year.

Investing Activities

During the 2013 fiscal year, we spent $366,534 on capital improvements at the Parks, compared to $149,792 spent on capital improvements during the 2012 fiscal year.

Improvements at the Missouri Park included remodeling the Park’s gift shop and main entrance, as well as upgrading its restrooms. In addition, we added a new reptile attraction and refurbished many of the animal exhibits. Improvements at the Georgia Park included renovating many of our animal exhibits, upgrading the rental vehicle fleet and building a new food preparation structure for animals on special diets. We also renovated the Georgia Park’s main food service area and repainted all its main buildings.

Financing Activities

During the 2013 fiscal year, cash provided by financing activities totaled $119,274. On January 9, 2013, we completed the refinancing of all our then-outstanding debt, retired all mortgages and replaced them with a single 20-year term loan. In addition, this new financing provided $230,000 for construction and renovations at the Parks. We have also received $170,000 in short-term financing from two members of the Company’s Board of Directors, which was fully repaid as of September 29, 2013. During the 2012 fiscal year, $272,715 of cash was used in financing activities, primarily to repay debt.

Borrowing Agreements

On January 9, 2013, we completed the Refinancing Loan with Commercial Bank & Trust Company of Troup County. The Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term. The Refinancing Loan bears interest at the rate of Prime Rate plus 2.50% or 5.75% during the first five years of the Loan term. Thereafter, the interest rate will be re-priced every five years based on the then-Prime Rate plus 2.50%.

As a result of the Refinancing Loan, the Company lowered its anticipated annual debt service payments. Prior to the Refinancing Loan, the Company’s then outstanding mortgages required annual payments totaling $490,000 as compared to new estimated annual payments totaling $316,000, reducing our annual debt service payments by $174,000 compared with the previous year. We anticipate that the reduction of our annual cash requirements for debt service will free up cash flow to fund operations and capital improvements at our Parks.

Subsequent Events

None.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are set forth in “NOTE 2. SIGNIFICANT ACCOUNTING POLICIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, which should be reviewed as they are integral to understanding results of operations and financial position. Our critical accounting policies are periodically reviewed with the Audit Committee of the Board of Directors of the Company.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Although actual results historically have not deviated significantly from those determined using our estimates, our results of operations or financial condition could differ, perhaps materially, from these estimates under different assumptions or conditions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related notes are set forth at pages F-1 through F-16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

With the participation of the principal executive officer and principal financial officer of Parks! America (the “Registrant”), the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures, as required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(c) Changes in Internal Control over Financial Reporting

In our financial statements up to and including the financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2012, we included segment data regarding the operations of our two wholly-owned subsidiaries: (i) Wild Animal Safari, Inc., a Georgia corporation that owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia, and (ii) Wild Animal, Inc., a Missouri corporation that owns and operates the Wild Animal Safari theme park located in Strafford, Missouri.  Following a refinancing of the Company’s mortgage debt, we formed the view that segment reporting was not material to our financial presentation.  Consequently, we omitted the segment-reporting footnote in our quarterly reports on Form 10-Q for the quarters ended December 30, 2012 and March 31, 2013. As part of our ongoing evaluation of disclosure controls and procedures, and in connection with responding to SEC comments, the Company’s management determined to reverse this decision and consequently the Company filed amended reports on Form 10-Q for the quarters ended December 30, 2012 and March 31, 2013. Management believes that it has addressed this weakness with respect to segment reporting, and will continue to closely evaluate the Company’s internal disclosure controls and procedures.

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting are effective as of September 29, 2013.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Dale Van Voorhis	72	Chief Executive Officer and Director
Jim Meikle	72	Chief Operating Officer and Director
Todd White	51	Chief Financial Officer
Jeff Lococo	56	Secretary and Director
Christopher Eastland	41	Director
Charles Kohnen	46	Director

Dale Van Voorhis

Dale Van Voorhis was appointed as our Chief Executive Officer on January 27, 2011. Mr. Van Voorhis was re-appointed to our board of directors on March 13, 2009, and served as the Company’s Chief Operating Officer from March 28, 2009 until January 27, 2011. Mr. Van Voorhis previously served as a Director of the Company from December 2003 through December 2006. During his previous tenure at Parks! America, Inc., Mr. Van Voorhis served on the Company’s Audit Committee as Chairman and Financial Expert. Mr. Van Voorhis previously served as Chief Financial Officer, President and Director of GFAM Management Corporation from December 2003 through December 2006. In addition, Mr. Van Voorhis has been the President of Amusement Business Consultants, Inc., an amusement industry consulting company, since its inception in 1994. Mr. Van Voorhis was President and CEO of Funtime Parks Inc. from 1982 until 1994. Funtime Parks consisted of three parks in New York and Ohio and they generated total attendance of 2.6 million visitors in 1993. The Company sold the three parks for $60 million. Mr. Van Voorhis has over forty years experience in the amusement / entertainment industry.

Jim Meikle

Jim Meikle was appointed Chief Operating Officer on January 27, 2011 and has been a Director of the Company since May 2006. He also is President of Wild Animal Safari, Inc., and Wild Animal, Inc, wholly owned subsidiaries of the Company. Since 1994, Jim Meikle has served as Vice President of Amusement Business Consultants, Inc., an entertainment industry consulting company based in Ohio. Since 1994, Mr. Meikle has also been the owner of Turk-Meikle Construction, Inc., a general contracting business in Ohio. Mr. Meikle has worked in the amusement / entertainment industry for over 45 years in various management operations positions at Cedar Point, Inc. and Funtime Parks, Inc

Todd White

Todd White was appointed the Chief Financial Officer of Parks! America on May 31, 2013. Prior to joining the Company, from 1992 through 2011, Mr. White was an executive with The Scotts Miracle-Gro Company in a variety of roles, and most recently served as its Vice President, Global Controller from 2005 through 2011. Mr. White was with Price Waterhouse in Cincinnati, Ohio from 1986 to 1992. He received a B.A. in business administration from The Ohio State University and an M.B.A. from the University of Wisconsin-Madison. He currently serves on the Board of Directors of Farms For City Kids.

Jeff Lococo

Jeff Lococo was appointed Secretary of the Company on January 27, 2011 and has been a Director of the Company since May 2006. In 2000, Mr. Lococo joined Great Wolf Resorts Inc. as General Manager of Great Wolf Lodge Sandusky, Ohio. In 2005, Mr. Lococo was appointed Corporate Vice President of Resort Operations for all Great Wolf Lodge Resorts. In this capacity, he was responsible for overseeing seven properties. Mr. Lococo has twenty-five years of experience in the entertainment and hospitality industry.

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

Audit Committee

The Audit Committee is comprised of three directors, Christopher Eastland, Jeff Lococo and Jim Meikle.

The Audit Committee met once in the twelve-month period ended September 29, 2013.

Compensation Committee

Our Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. The Compensation Committee is composed of three directors, Jeff Lococo, Christopher Eastland and Charles Kohnen

Code of Ethics

We have not adopted a Code of Ethics.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file. Based upon a review of those forms and any written representations regarding the need for filing Forms 5, to the best of the Company’s knowledge, no required Section 16(a) reports were filed late.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, all of whose total annual salary and bonus for the years ended September 29, 2013 and September 30, 2012, and the nine months ended October 2, 2011.

Name & Principal	Year	Salary	Bonus	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	(1)	($)	($)	($)	($)	($)	($)	($)	($)

James Meikle	2013	127,500	5,000	250					132,750
President - Wild Animal	2012	120,000		250					120,250
Safari, Inc. and Wild	2011	90,000		250					90,250
Animal Inc., Director
and Chief Operating
Officer - Parks! America

Dale Van Voorhis	2013	75,000		250					75,250
Chief Executive Officer	2012	75,000		250					75,250
and Director - Parks!	2011	66,250		250					66,500
America

Todd White	2013	16,667							16,667
Chief Financial Officer -
Parks! America

FORMER OFFICERS
Jon Laria	2013	60,694		250					60,944
Chief Financial Officer and	2012	50,000		250					50,250
Director - Parks! America (1)	2011	27,500		250					27,750

(1)

Effective May 20, 2013, Mr. Laria resigned from the Company’s Board of Directors and as its Chief Financial Officer.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended September 29, 2013

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	Shares/($)	($)	($)	($)	($)	($)
Dale Van Voorhis	--	25,000	--	--	--	--	$250
		($250)

James Meikle	--	25,000	--	--	--	--	$250
		($250)

Christopher Eastland	--	25,000	--	--	--	--	$250
		($250)

Jon Laria	--	25,000	--	--	--	--	$250
		($250)

Jeff Lococo	--	25,000	--	--	--	--	$250
		($250)

Charles Kohnen	--	25,000	--	--	--	--	$250
		($250)

We do not pay directors cash compensation for their service as directors. Each director was awarded an annual grant of 25,000 Shares for their service to the Company.

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

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is: (i) terminated early by the Company without cause or (ii) in the event of a change in control of the Company. This additional severance compensation payable totals $405,000.

The Company entered into an employment agreement as of June 1, 2009, as amended on March 20, 2013, with Jon Laria pursuant to which Mr. Laria served as the Company’s Chief Financial Officer. Effective May 20, 2013, Mr. Laria resigned as the Company’s Chief Financial Officer and as a member of the Board of Directors of the Company. Mr. Laria received a one-time payment of $25,000 in connection with his resignation.

Stock Option and Award Plan

A Stock Option and Award Plan (the “Plan”) providing for incentive stock options and performance bonus awards for executives, employees, and directors was approved by our Board of Directors on February 1, 2005, however, the Plan has not been submitted to the shareholders for approval. The Plan sets aside five million (5,000,000) shares for award of stock options, including qualified incentive stock options and performance stock bonuses. To date, no grants or awards have been made pursuant to the Plan and the Company did not submit the Plan to the Company’s shareholders at the last meeting of shareholders.

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of December 17, 2013. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. The address of each beneficial owner is care of Parks! America, Inc., 1300 Oak Grove Road, Pine Mountain, GA 31822, unless otherwise set forth below that person's name.

Name of Beneficial Owner	Number of Shares Owned	Percent (2)	Title
Dale Van Voorhis	13,100,000	17.7%	Chief Exective Officer and Director

James Meikle	3,985,000	5.4%	Chief Operating Officer and Director

Christopher Eastland (1)	400,000	0.5%	Director

Jeffrey Lococo	225,000	0.3%	Secretary and Director

Charles Kohnen & Angela Kohnen	13,445,000	18.1%	Director

Global Public Strategies LTD (3)	10,020,000	13.5%
Central Plaza, Suite 4703
18 Harbour Road Wanchai
Hong Kong

(1)

100,000 of the Company’s shares owned by Mr. Eastland are held in the name of his spouse.

(2)

Based upon shares of common stock issued and outstanding as of December 17, 2013, assuming except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding.

(3)

Based on the Company’s review of prior public filings, the Company believes that Global Public Strategies LTD is owned and controlled by Larry Eastland, former director, president and chief executive officer of the Company and the father of Christopher Eastland, a member of the Company’s Board of Directors.

Officers, directors and their controlled entities, as a group, controlled approximately 42% of the outstanding common stock of the Company as of December 17, 2013.

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

In January 2013, the Board of Directors of the Company approved the offer of two of the Company’s directors to loan the Company $170,000 ($85,000 from each director) on the same terms and conditions as its line of credit with CB&T. As of September 29, 2013, there was no outstanding balance against these loans.

Director Independence

Of the members of the Company’s board of directors, Chris Eastland and Charles Kohnen are considered to be independent under the listing standards of the Rules of Nasdaq set forth in the Nasdaq Manual.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent registered public accounting firm for the audit and quarterly reviews of our financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 29, 2013 and September 30, 2012 were approximately $39,000 and $39,000, respectively.

Tax Fees

The aggregate fees billed by our independent registered public accounting firm for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 29, 2013 and September 30, 2012 were $0 and $0, respectively.

All Other Fees

No other fees were billed by our independent registered public accounting firm for the fiscal years ended September 29, 2013 and September 30, 2012.

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

3.6

Amended Bylaws of the Company as of June 12, 2012 (incorporated by reference to the Report on Form 8-K filed by with the Securities and Exchange Commission on July 16, 2012) .

21.1

Subsidiaries of the Registrant.

23.1

Consent of Silberstein Ungar, PLLC Independent Auditors dated December 21, 2013.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of December 23, 2013 by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

By:  /s/ Dale Van Voorhis

Dale Van Voorhis

Chief Executive Officer and Director

 (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Dale Van Voorhis	Chief Executive Officer and Director	December 23, 2013
Dale Van Voorhis	(Principal Executive Officer)

By: /s/ Christopher Eastland	Director	December 23, 2013
Christopher Eastland

By: /s/ Jeffrey Lococo	Director	December 23, 2013
Jeffrey Lococo

By: /s/ James Meikle	Director	December 23, 2013
James Meikle

By: /s/ Charles Kohnen	Director	December 23, 2013
Charles Kohnen

By: /s/ Todd R White	Chief Financial Officer	December 23, 2013
Todd R White	(Principal Financial Officer)

ITEM 8

PARKS! AMERICA, INC and SUBSIDIARIES

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Parks! America, Inc.

Pine Mountain, Georgia

We have audited the accompanying consolidated balance sheets of Parks! America, Inc. and Subsidiaries as of September 29, 2013 and September 30, 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parks! America, Inc. and Subsidiaries as of September 29, 2013 and September 30, 2012 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

December 21, 2013

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 29, 2013 and September 30, 2012

	September 29, 2013	September 30, 2012
ASSETS
Cash – unrestricted	$313,529	$147,962
Accounts receivable	10,875	-
Inventory	146,972	147,792
Prepaid expenses	68,995	44,808
Total current assets	540,371	340,562

Property and equipment, net	6,246,672	6,196,845
Intangible assets, net	179,553	5,097
Other assets	8,500	8,500
Total assets	$6,975,096	$6,551,004

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$112,532	$134,758
Accrued expenses	171,551	113,854
Current maturities of long-term debt	106,757	1,773,935
Total current liabilities	390,840	2,022,547

Long-term debt	3,608,901	1,745,503
Total liabilities	3,999,741	3,768,050

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 74,106,537 and 73,956,537 shares issued and outstanding, respectively

	74,106	73,956
Capital in excess of par	4,794,006	4,792,656
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(1,889,507)	(2,080,408)
Total stockholders’ equity	2,975,355	2,782,954
Total liabilities and stockholders’ equity	$6,975,096	$6,551,004

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 29, 2013 and September 30, 2012

	For the year ended
	September 29, 2013	September 30, 2012

Net sales	$3,727,538	$3,670,180
Sale of animals	26,160	20,162
Total net sales	3,753,698	3,690,342

Cost of sales	485,076	531,350
Selling, general and administrative	2,603,689	2,305,694
Depreciation and amortization	304,335	316,487
(Gain) on disposal of operating assets, net	(15,329)	(7,995)
Income from operations	375,927	544,806

Other income, net	8,018	25,076
Gain on retirement of debt	105,656	-
Interest expense	(248,148)	(274,030)
Income before income tax	241,453	295,852

Income tax provision	50,552	-
Net income	$190,901	$295,852

Income per share - basic and diluted	$0.00	$0.00
Weighted average shares outstanding (in 000's) - basic and diluted
	74,074	73,925

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 29, 2013 and September 30, 2012

				Capital in	Treasury	Accumulated
	Shares	Amount		Excess of Par	Stock	Deficit	Total

Balance at October 2, 2011	73,781,537	$73,781		$4,791,081	$(3,250)	$(2,376,260)	$2,485,352
Issuance of common stock to directors and officers
	175,000	175		1,575	-	-	1,750
Net income for the year ended September 30, 2012
	-	-		-	-	295,852	295,852
Balance at September 30, 2012	73,956,537	$73,956		$4,792,656	$(3,250)	$(2,080,408)	$2,782,954
Issuance of common stock to directors and officers
	150,000	150		1,350	-	-	1,500
Net income for the year ended September 29, 2013
	-	-		-	-	190,901	190,901
Balance at September 29, 2013	74,106,537	74,106	4	4,794,006	$(3,250)	$(1,889,507)	$2,975,355

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 29, 2013 and September 30, 2012

	For the year ended
	September 29, 2013	September 30, 2012
OPERATING ACTIVITIES:
Net income	$190,901	$295,852
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization expense	311,708	316,487
(Gain) on disposal of assets	(15,329)	(7,995)
Stock-based compensation	1,500	1,750
(Gain) from retirement of debt	(105,656)	-
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(10,875)	20,253
(Increase) decrease in inventory	820	(17,377)
(Increase) in prepaid expenses	(24,187)	(13,382)
Increase (decrease) in accounts payable	(22,226)	13,285
Increase (decrease) in accrued expenses	57,697	(79,501)
Net cash provided by operating activities	384,353	529,372

INVESTING ACTIVITIES:
Acquisition of property and equipment	(366,534)	(149,792)
Proceeds from the disposition of property and equipment	28,474	-
Net cash used in investing activities	(338,060)	(149,792)

FINANCING ACTIVITIES:
Payments on lines of credit	-	(42,000)
Pay-off all mortgages	(3,413,782)	-
Proceeds from refinancing	3,752,000	-
Payments on notes payable	(36,343)	(226,465)
Capitalization of loan fees	(182,601)	(4,250)
Proceeds from related party borrowings	-	-
Net cash provided by (used in) financing activities	119,274	(272,715)

Net increase in cash	165,567	106,865
Cash at beginning of period	147,962	41,097
Cash at end of period	$313,529	$147,962

Supplemental Cash Flow Information:
Cash paid for interest	$254,384	$278,591
Cash paid for income taxes	$38,552	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2013

NOTE 1. ORGANIZATION

Parks! America (“Parks!” or the “Company”) was originally incorporated on July 30, 1954 as Painted Desert Uranium & Oil Co., Inc. in Washington State. On October 1, 2002, Painted Desert Uranium & Oil Co., Inc. changed its name to Royal Pacific Resources, Inc. and its corporate domicile to the State of Nevada.

On December 19, 2003, Royal Pacific Resources, Inc. acquired the assets of Great Western Parks LLC pursuant to a Share Exchange Agreement that resulted in the Company assuming control and changing the corporate name to Great American Family Parks, Inc. The acquisition was accounted for as a reverse acquisition in which Great Western Parks was considered to be the acquirer of Royal Pacific Resources for reporting purposes. Our common stock outstanding increased from 2,533,000 to 29,600,000 as a result of the acquisition. On June 11, 2008, the Company changed its name from Great American Family Parks, Inc. to Parks! America, Inc.

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

The Parks are open year round but experience increased seasonal attendance during the months of April through August. On a combined basis, net sales for the third and fourth quarter of the last two fiscal years represented approximately 70% of annual net sales.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries (Wild Animal-Georgia and Wild Animal-Missouri). All material inter-company accounts and transactions have been eliminated in consolidation.

Accounting Method: The Company recognizes income and expenses based on the accrual method of accounting.

Estimates and Assumptions: Management uses estimates and assumptions in preparing financial statements in accordance with GAAP. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Uncertainties: The accompanying financial statements have been prepared on a going concern basis. The January 9, 2013 refinancing of all the Company’s then outstanding debt lowered the Company’s required annual debt service payments by approximately $174,000, “NOTE 3. LONG-TERM DEBT” for more information. Management believes this refinancing provides the Company additional margin to continue to fund its operations and meet its debt service obligations. However, the ability of the Company to continue as a going concern during the next twelve months continues to depend on the ability of the Company to generate revenues from operations, and to maintain its existing sources of capital and to meet its existing debt service obligations or obtain additional sources of capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2013

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2013 fiscal year, September 29 was the last Sunday, and for the 2012 fiscal year, September 30, 2012 was the last Sunday. This fiscal calendar aligns the Company’s fiscal periods more closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

Reclassifications: Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

Trade Accounts Receivable: The theme parks are a cash business; therefore, the Company typically carries little or no accounts receivable. As of September 30, 2013, the Company had $10,875 in accounts receivable, primarily from the sale of animals in late September 2013 following the end of the Company’s busy season. The Company had no accounts receivable as of September 30, 2012.

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

	September 29, 2013	September 30, 2012	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Buildings and structures	3,060,206	2,952,983	40 years
Facilities and equipment	880,913	754,312	5 - 15 years
Furniture and fixtures	75,189	75,189	7 years
Ground improvements	785,336	751,149	15 years
Park animals	604,640	589,234	5 - 10 years
Rides and entertainment	22,000	22,000	7 years
Vehicles	337,663	291,429	5 years
Total cost	8,273,127	7,943,476
Less accumulated depreciation	(2,026,455)	(1,746,631)
Propert and equipment, net	$6,246,672	$6,196,845

Other Intangible assets: Other intangible assets include franchising fees, loan fees, payroll software, and they are reported at cost. Loan fees are amortized over the life of the respective loan, currently 20 years for the term loan and seven years for the line-of-credit. See “NOTE 3. LONG-TERM DEBT” for more information. Franchising fees are amortized over a period of 60 months and payroll software over a period of 36 months.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2013

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition: The major source of income is received from theme park admissions. Theme park revenues from admission fees are recognized upon receipt of the cash at the time of our customers’ visit to the parks. Theme park ticket sales are typically not made in advance. Short-term seasonal passes are sold primarily during the summer seasons and are negligible to our results of operations and are not material. The Company is currently developing a new product line of selling surplus animals created from the natural breeding process that occurs within the parks. All animal sales are reported as a separate line item.

Advertising and Market Development: The Company expenses advertising and marketing costs as incurred.

Stock Based Compensation: Prior to January 1, 2006, the Company accounted for stock based compensation under recognition and measurement principles of ASC 718 and as permitted under APB Opinion No. 25, and related interpretations. Effective January 1, 2006, the Company adopted ASC 718 using the modified prospective method, which recognizes compensation costs on a straight-line basis over the requisite service period associated with the grant. ASC 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as cash inflows from financing activities and cash outflows from operating activities. The company also applies ASC 718 and EITF No. 96-18 stock based compensation to non-employees. No activity has occurred in relation to stock options during any period presented. The Company awards shares to its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company recognizes the expense based on the fair market value at time of the grant. Each director is typically granted 25,000 restricted shares annually, usually toward the end of the calendar year.

Income Taxes: The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities, and are measured using the enacted tax rates and laws. Management periodically reviews the Company’s deferred tax assets to determine whether their value can be realized based on available evidence. A valuation allowance is established when management believes it is more likely than not, that such tax benefits will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change.

Basic and Diluted Net Income Per Share: Basic net income per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

Basic and diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding in each period.

Dividend Policy: The Company has not yet adopted a policy regarding payment of dividends.

Recent Accounting Pronouncements: The Company does not expect recently issued accounting standards or interpretations to have a material impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2013

NOTE 3. LONG-TERM DEBT

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

The closing costs for the Refinancing Loan totaled $175,369 and are being amortized over the 20-year life of the loan. The Company used the proceeds from the Refinancing Loan to pay off all of its then-outstanding debt (including the seller financing from the purchase of the Missouri Park), with an additional $230,000 available for new construction and renovations at the Parks, which was fully utilized as of September 29, 2013.

As a result of the Refinancing Loan, the Company lowered its anticipated annual debt service payments. Prior to the Refinancing Loan, the Company’s then outstanding mortgages required annual payments totaling $490,000 as compared to new estimated annual payments totaling $316,000, reducing our annual debt service payments by $174,000 compared with the previous year.

	September 29, 2013	September 30, 2012
On January 9, 2013, the Company completed a refinancing transaction with CB&T as lender. The Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term.	$3,715,658	$0
The CB&T loan required monthly payments of $18,049 based on a 14-year amortization. The loan had a fixed interest rate of 6.5%, and a balloon payment due in June 2014. The loan was secured by a first priority security agreement and a first priority security deed on the assets of the Georgia Park. This note was retired on January 9, 2013.	Retired	1,843,278

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

	Retired	1,617,622

On March 5, 2008, the Company obtained a loan from CB&T in the amount of $500,000 to improve and upgrade facilities of the Missouri Park. This loan bore interest at a rate of 7.25% and was payable in 60 monthly payments of $9,986. This loan was repaid in full on January 9, 2013.	Retired	58,538
Total debt	3,715,658	3,519,438
Less current portion of long-term debt	(106,757)	(1,773,935)
Long-term debt	$3,608,901	$1,745,503

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2013

NOTE 3. LONG-TERM DEBT (CONTINUED)

At September 29, 2013, the scheduled future principal maturities for all notes are as follows:

2014	$106,757
2015	111,513
2016	118,096
2017	125,069
2018	132,453
thereafter	3,121,770
Total	$3,715,658

NOTE 4. LINES OF CREDIT

The Company maintains a $350,000 line of credit (the “LOC”) loan from CB&T for working capital purposes. This LOC has an initial term of seven years, subject to the satisfactory performance by the Company. The closing costs for LOC totaled $11,482 and are being amortized over the seven-year term of the loan. The LOC was not used as of September 29, 2013 and September 30, 2012. All advances are recorded as current liabilities. The LOC interest rate is tied to prime but has a minimum rate of 5.25%.

In January 2013, the Board of Directors of the Company approved the offer of two of the Company’s directors to loan the Company an additional $170,000 ($85,000 from each director) on the same terms and conditions as the LOC with CB&T. These loans were repaid in full in July 2013 and as of September 29, 2013 there was no outstanding balance against these loans.

NOTE 5. STOCKHOLDERS’ EQUITY

As policy, capital stock shares issued for service to the Company are valued based on market price on the date of issuance. During October 2012, the Company awarded 150,000 shares to six officers for their service on the Board of Directors at a fair market value of $0.01 per share or $1,500, which was reported as an expense in the 2013 fiscal year. Similarly, during December 2011, the Company awarded 175,000 shares to seven directors at a fair market value of $0.01 per share or $1,750, which was reported as an expense in the 2012 fiscal year.

Officer, directors and their controlled entities own approximately 42% of the outstanding common stock of the Company as of September 29, 2013.

NOTE 6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

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

September 29, 2013

NOTE 6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause or (ii) in the event of a change in control of the Company. This additional severance compensation payable totals $405,000.

The Company entered into an employment agreement as of June 1, 2009, as amended on March 20, 2013, with Jon Laria pursuant to which Mr. Laria served as the Company’s Chief Financial Officer. Effective May 20, 2013, Mr. Laria resigned as the Company’s Chief Financial Officer and as a member of the Board of Directors of the Company. Mr. Laria received a one-time payment of $25,000 in connection with his resignation.

In January 2013, the Board of Directors of the Company approved the offer of two of the Company’s directors to loan the Company an additional $170,000 ($85,000 from each director) on the same terms and conditions as the LOC with CB&T. These loans were repaid in full in July 2013 and as of September 29, 2013 there was no outstanding balance against these loans.

Reorganization of Officers

On January 27, 2011, following the departure of the Company’s then President, the Company announced the following actions concerning the Company’s executive officers, effective immediately: Dale Van Voorhis was appointed Chief Executive Officer of the Company; James R. Meikle was appointed Chief Operating Officer of the Company and Jeff Lococo was appointed Secretary of the Company.

Effective May 20, 2013, Jon Laria resigned from the Company’s Board of Directors and as its Chief Financial Officer. On May 31, 2013, the Company appointed Todd R. White as its Chief Financial Officer.

NOTE 7. INCOME TAXES

The provision for income tax consists of the following:

	For the year ended
	September 29, 2013	September 30, 2012
Federal	$-	$-
State	50,552	-
Total tax provision	$50,552	$-

For the period ended September 29, 2013, the Company reported a pre-tax profit of $241,453 and utilized a portion of its Federal net operating loss carry-forward to offset its Federal tax liability, therefore, the Company has no Federal tax liability for its 2013 fiscal year.

The provision for Federal income tax consists of the following:

	For the year ended
Federal income tax benefit attributable to:	September 29, 2013	September 30, 2012
Current operations	$(82,094)	$(100,590)
Valuation allowance	82,094	100,590
Net provision for Federal income taxes	$-	$-

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2013

NOTE 7. INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	As of
Deferred tax asset attributable to:	September 29, 2013	September 30, 2012
Net operating loss carryforward	$1,345,100	$1,427,200
Less: valuation allowance	(1,345,100)	(1,427,200)
Net deferred tax asset	$-	$-

The cumulative Federal net operating loss carry-forward is approximately $3,956,000 at September 29, 2013 and will expire beginning in the year 2026. The net deferred tax asset generated by the Federal net operating loss carry-forward has been fully reserved. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $3,956,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, Federal net operating loss carry forwards may be limited as to use in future years.

On July 16, 2013, the State of Georgia Department of Revenue notified the Company that it had not made the proper elections with respect to Wild Animal – Georgia to allow for the filing of consolidated State of Georgia tax returns for the fiscal years 2009, 2010 and 2011. We have recorded and paid the State of Georgia income tax totaling $38,543 for these periods.

The proper elections have been made to allow Parks! America and Wild Animal – Georgia to file consolidated State of Georgia income tax returns in the 2012 fiscal year and thereafter.

For the fiscal year ended September 29, 2013, we have recorded a tax provision of $12,000 for State of Georgia income taxes.

NOTE 8. COMMITMENTS AND CONTINGENCIES

On May 16, 2011, the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“USDA APHIS”) issued a citation to the Company alleging violations of certain USDA APHIS regulations and assessed a penalty in the amount of $76,857. On July 8, 2011, the Company submitted a reply to the USDA APHIS citation, which contained, among other things, mitigating factors, which the Company believed should be considered in determining the amount of the fine. As of July 1, 2012, USDA APHIS responded to the Company with a reduced assessment of $11,170. The Company reduced its reserve by $65,687 to reflect this revised assessment during the second quarter of 2012. The Company also addressed the compliance issues raised in the citation and has implemented new operational controls to address these matters going forward.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2013

NOTE 9. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to corporate management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the year ended
	September 29, 2013	September 30, 2012
Total net sales:
Georgia	$2,881,847	$2,776,041
Missouri	871,851	914,301
Consolidated	$3,753,698	$3,690,342

Income (loss) before income taxes:
Georgia	$1,039,717	$1,025,982
Missouri	(69,567)	29,447
Segment total	970,150	1,055,429
Corporate	(594,223)	(510,623)
Other income, net	8,018	25,076
Gain on retirement of debt	105,656	-
Interest expense	(248,148)	(274,030)
Consolidated	$241,453	$295,852

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2013

NOTE 9. BUSINESS SEGMENTS (CONTINUED)

	For the year ended
	September 29, 2013	September 30, 2012
Depreciation and amortization:
Georgia	$179,706	$194,527
Missouri	124,629	121,960
Corporate	7,373	-
Consolidated	$311,708	$316,487

Capital expenditures
Georgia	$172,794	$89,261
Missouri	193,740	60,531
Consolidated	$366,534	$149,792

	As of
	September 29, 2013	September 30, 2012
Total assets:
Georgia	$4,356,024	$4,310,254
Missouri	2,378,934	2,234,980
Corporate	240,138	5,770
Consolidated	$6,975,096	$6,551,004

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 29, 2013 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.