Form 10-Q
period 2013-12-29
PARKS AMERICA, INC
filed 2014-02-07
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2013

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

As of February 4, 2014, the issuer had 74,231,537 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of December 29, 2013 and September 29, 2013

	December 29, 2013	September 29, 2013
ASSETS
Cash – unrestricted	$103,430	$313,529
Accounts receivable	23,975	10,875
Inventory	157,522	146,972
Prepaid expenses	105,389	68,995
Total current assets	390,316	540,371

Property and equipment, net	6,192,966	6,246,672
Intangible assets, net	176,951	179,553
Other assets	8,500	8,500
Total assets	$6,768,733	$6,975,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$24,098	$112,532
Accrued expenses	126,503	171,551
Notes payable - line of credit	175,000	-
Current maturities of long-term debt	106,570	106,757
Total current liabilities	432,171	390,840

Long-term debt	3,586,052	3,608,901
Total liabilities	4,018,223	3,999,741

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 74,231,537 and 74,106,537 shares issued and outstanding, respectively	74,231	74,106
Capital in excess of par	4,797,006	4,794,006
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(2,117,477)	(1,889,507)
Total stockholders’ equity	2,750,510	2,975,355
Total liabilities and stockholders’ equity	$6,768,733	$6,975,096

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended December 29, 2013 and December 30, 2012

	For the three months ended
	December 29, 2013	December 30, 2012
Net sales	$526,452	$577,425
Sale of animals	34,190	-
Total net sales	560,642	577,425

Cost of sales	85,299	77,506
Selling, general and administrative	571,206	601,014
Depreciation and amortization	77,310	73,822
(Gain) on disposal of operating assets, net	-	(11,160)
Loss from operations	(173,173)	(163,757)

Other income, net	3,878	6,169
Interest expense	(56,073)	(54,847)
Amortization of loan fees	(2,602)	-
Loss before income tax	(227,970)	(212,435)

Income tax provision	-	-
Net loss	$(227,970)	$(212,435)

Loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding (in 000's) - basic and diluted	74,121	74,107

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended December 29, 2013 and Year Ended September 29, 2013

			Capital in	Treasury	Accumulated
	Shares	Amount	Excess of Par	Stock	Deficit	Total
Balance at September 30, 2012	73,956,537	$73,956	$4,792,656	$(3,250)	$(2,080,408)	$2,782,954
Issuance of common stock to directors and officers	150,000	150	1,350	-	-	1,500
Net income for the year ended September 29, 2013	-	-	-	-	190,901	190,901
Balance at September 29, 2013	74,106,537	74,106	4,794,006	(3,250)	(1,889,507)	2,975,355
Issuance of common stock to directors and officers	125,000	125	3,000	-	-	3,125
Net loss for the three months ended December 29, 2013	-	-	-	-	(227,970)	(227,970)
Balance at December 29, 2013	74,231,537	$74,231	$4,797,006	$(3,250)	$(2,117,477)	$2,750,510

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended December 29, 2013 and December 30, 2012

	For the three months ended
	December 29, 2013	December 30, 2012
OPERATING ACTIVITIES:
Net loss	$(227,970)	$(212,435)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	77,310	73,822
Amortization of loan fees	2,602	-
(Gain) on disposal of assets	-	(11,160)
Stock-based compensation	3,125	1,500
Changes in assets and liabilities
(Increase) in accounts receivable	(13,100)	-
(Increase) decrease in inventory	(10,550)	91
(Increase) in prepaid expenses	(36,394)	(51)
(Decrease) in accounts payable	(88,434)	(49,738)
(Decrease) in accrued expenses	(45,048)	(29,947)
Net cash used in operating activities	(338,459)	(227,918)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(23,604)	(52,668)
Proceeds from the disposition of property and equipment	-	21,243
Net cash used in investing activities	(23,604)	(31,425)

FINANCING ACTIVITIES:
Proceeds from lines of credit	175,000	319,397
Payments on notes payable	(23,036)	(69,480)
Capitalization of loan fees	-	(26,562)
Net cash provided by financing activities	151,964	223,355

Net decrease in cash	(210,099)	(35,988)
Cash at beginning of period	313,529	147,962
Cash at end of period	$103,430	$111,974

Supplemental Cash Flow Information:
Cash paid for interest	$58,401	$59,445
Cash paid for income taxes	$20,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 29, 2013

NOTE 1. ORGANIZATION

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months ended December 29, 2013 and December 30, 2012 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. In the opinion of management interim results reflect all normal and recurring adjustments, and are not necessarily indicative of the results for a full fiscal year.

These unaudited consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2013.

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

Uncertainties: The accompanying financial statements have been prepared on a going concern basis. The January 9, 2013 refinancing of all the Company’s then outstanding debt lowered the Company’s required annual debt service payments by approximately $174,000, see “NOTE 3. LONG-TERM DEBT” for more information. Management believes this refinancing provides the Company additional margin to continue to fund its operations and meet its debt service obligations. However, the ability of the Company to continue as a going concern during the next twelve months continues to depend on the ability of the Company to generate revenues from operations, to maintain its existing sources of capital and to meet its existing debt service obligations or obtain additional sources of capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 29, 2013

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2014 fiscal year, September 28 will be the last Sunday, and for 2013 fiscal year, September 29 was the last Sunday. This fiscal calendar aligns the Company’s fiscal periods more closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

Reclassifications: Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

Trade Accounts Receivable: The Parks are cash businesses; therefore, the Company typically carries little or no accounts receivable. As of December 29, 2013 and September 30, 2013, the Company had $23,975 and $10,875 in accounts receivable, respectively, primarily from animal sales.

Inventory: Inventory consists of park supplies, and is stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly.

Property and Equipment: Property and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from five to forty years. A summary is included below.

	December 29, 2013	September 29, 2013	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Buildings and structures	3,065,718	3,060,206	15 - 40 years
Facilities and equipment	888,953	880,913	5 - 15 years
Furniture and fixtures	75,189	75,189	7 years
Ground improvements	785,336	785,336	15 years
Park animals	605,690	604,640	5 - 10 years
Rides and entertainment	22,000	22,000	7 years
Vehicles	346,665	337,663	5 years
Total cost	8,296,731	8,273,127
Less accumulated depreciation	(2,103,765)	(2,026,455)
Property and equipment, net	$6,192,966	$6,246,672

Other Intangible assets: Other intangible assets include franchising fees, loan fees, payroll software, which are reported at cost. Loan fees are amortized over the life of the respective loan, currently 20 years for the term loan and seven years for the line-of-credit. See “NOTE 3. LONG-TERM DEBT” for more information. Franchising fees are amortized over a period of 60 months and payroll software over a period of 36 months.

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

Revenue Recognition: The major source of income is received from Park admissions. Park revenues from admission fees are recognized upon receipt of the cash at the time of our customers’ visit to the Parks. Park ticket sales are typically not made in advance. Short-term seasonal passes are sold primarily during the summer season and are negligible to our results of operations and are not material. The Company has developed a business of selling surplus animals created from the natural breeding process that occurs within the parks. All animal sales are reported as a separate line item.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 29, 2013

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising and Market Development: The Company expenses advertising and marketing costs as incurred.

Share-Based Compensation: Prior to January 1, 2006, the Company accounted for share-based compensation under recognition and measurement principles of ASC 718 and as permitted under APB Opinion No. 25, and related interpretations. Effective January 1, 2006, the Company adopted ASC 718 using the modified prospective method, which recognizes share-based compensation costs on a straight-line basis over the requisite service period associated with the grant. ASC 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as cash inflows from financing activities and cash outflows from operating activities. The Company also applies ASC 718 and EITF No. 96-18 for share-based compensation to non-employees. No activity has occurred in relation to stock options during any period presented. The Company awards shares to its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company recognizes the share-based compensation expense based on the fair market value at time of the grant. Each director is typically granted 25,000 restricted shares annually, usually toward the end of the calendar year.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 29, 2013

NOTE 3. LONG-TERM DEBT

On January 9, 2013, the Company completed a refinancing transaction (the “Refinancing Loan”) with Commercial Bank & Trust Company of Troup County (“CB&T”) as lender. The Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term. The Refinancing Loan bears interest at the rate of Prime Rate plus 2.50% or 5.75% during the first five years of the loan term. Thereafter, the interest rate will be re-priced every five years based on the then-Prime Rate plus 2.50%. During the first four months following the closing of the Refinancing Loan the Company was required to make interest-only payments. The minimum required monthly payment is approximately $26,343 during the first five years of the Refinancing Loan term.

The closing costs for the Refinancing Loan totaled $175,369 and are being amortized over the 20-year life of the loan. The Company used the proceeds from the Refinancing Loan to pay off all of its then-outstanding debt, with an additional $230,000 available for new construction and renovations at the Parks, which was fully utilized as of September 29, 2013.

	December 29, 2013	September 29, 2013
On January 9, 2013, the Company completed a refinancing transaction with CB&T as lender. The Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term.	$3,692,622	$3,715,658
Less current portion of long-term debt	(106,570)	(106,757)
Long-term debt	$3,586,052	$3,608,901

At December 29, 2013, the scheduled future principal maturities by fiscal year are as follows:

2014	$79,351
2015	111,255
2016	117,823
2017	124,779
2018	132,146
thereafter	3,127,268
Total	$3,692,622

NOTE 4. LINES OF CREDIT

The Company maintains a $350,000 line of credit (the “LOC”) loan from CB&T for working capital purposes. This LOC has an initial term of seven years, subject to the satisfactory performance by the Company. The LOC interest rate is tied to prime but has a minimum rate of 5.25%. The closing costs for LOC totaled $11,482 and are being amortized over the initial seven-year term of the loan. As of December 29, 2013 the Company had drawn $175,000 on the LOC. The LOC was not utilized as of September 29, 2013. All advances are recorded as current liabilities.

In January 2013, the Board of Directors of the Company approved the offer of two of the Company’s directors to loan the Company an additional $170,000 ($85,000 from each director) on the same terms and conditions as the LOC with CB&T. These loans were repaid in full in July 2013. As of December 29, 2013 and September 29, 2013 there were no outstanding balance against these loans.

NOTE 5. STOCKHOLDERS’ EQUITY

Common stock shares issued for service to the Company are valued based on market price on the date of issuance. On December 19, 2013, the Company awarded 125,000 shares to five officers for their service on the Board of Directors at a fair market value of $0.025 per share or $3,125, which was reported as an expense in the first quarter of the 2014 fiscal year. During October 2012, the Company awarded 150,000 shares to six officers for their service on the Board of Directors at a fair market value of $0.01 per share or $1,500, which was reported as an expense in the 2013 fiscal year.

Officer, directors and their controlled entities own approximately 42% of the outstanding common stock of the Company as of December 29, 2013.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 29, 2013

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

On April 1, 2008, the Company entered into an employment agreement with Jim Meikle (the “2008 Meikle Agreement”) pursuant to which Mr. Meikle was hired to serve as the President and Chief Executive Officer of each of the Company’s wholly-owned subsidiaries. The 2008 Meikle Employment Agreement expired on March 31, 2013 and was replaced by an employment agreement between the Company and Mr. Meikle dated as of April 1, 2013 (the “2013 Meikle Employment Agreement”). Pursuant to the 2013 Meikle Employment Agreement, Mr. Meikle receives an initial base compensation in the amount of $135,000, which is reviewed annually by the Board of Directors. The 2013 Meikle Agreement has a term of two years and entitles Mr. Meikle to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause or (ii) in the event of a change in control of the Company. This additional severance compensation payable totals $405,000.

Lines of Credit:

In January 2013, the Board of Directors of the Company approved the offer of two of the Company’s directors to loan the Company an additional $170,000 ($85,000 from each director) on the same terms and conditions as the LOC with CB&T. These loans were repaid in full in July 2013. As of December 29, 2013 and September 29, 2013 there were no outstanding balance against these loans.

NOTE 7. INCOME TAXES

For the three month period ended December 29, 2013, the Company has reported a pre-tax loss of $227,970.  For the year ending September 28, 2014, the Company expects to generate pre-tax income and expects to utilize a portion of its Federal net tax operating loss carry-forwards to offset any Federal taxable income in its 2014 fiscal year. The Company expects to generate 2014 fiscal year income that will be subject to State of Georgia income taxes at a rate of approximately 6%.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 29, 2013

NOTE 8. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow. This measure of operating profit is used to gauge segment performance because management believes this measure is the most indicative of performance trends and the overall earnings potential of each reportable segment. The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended
	December 29, 2013	December 30, 2012
Total net sales:
Georgia	$456,271	$475,404
Missouri	104,371	102,021
Consolidated	$560,642	$577,425

Income (loss) before income taxes:
Georgia	$45,570	$57,852
Missouri	(101,662)	(126,345)
Segment total	(56,092)	(68,493)
Corporate	(117,081)	(95,264)
Other income, net	3,878	6,169
Interest expense	(56,073)	(54,847)
Amortization of loan fees	(2,602)	-
Consolidated	$(227,970)	$(212,435)

	As of
	December 29, 2013	September 29, 2013
Total assets:
Georgia	$4,340,908	$4,356,024
Missouri	2,224,928	2,378,934
Corporate	202,897	240,138
Consolidated	$6,768,733	$6,975,096

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 29, 2013 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying unaudited consolidated financial statements and provides additional information on the Company’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the period ended September 29, 2013.

Forward-Looking Statements

Except for the historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve risks and uncertainties, including, among other things, statements concerning: our business strategy; liquidity and capital expenditures; future sources of revenues and anticipated costs and expenses; and trends in industry activity generally. Such forward-looking statements include, among others, those statements including the words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar language or by discussions of our outlook, plans, goals, strategy or intentions.

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

The forward-looking statements we make in this Quarterly Report on Form 10-Q are based on management’s current views and assumptions regarding future events and speak only as of the date of this report. We assume no obligation to update any of these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting these forward-looking statements, except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC.

Overview

Through our wholly-owned subsidiaries, Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”) and Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”), we own and operate two regional theme parks and are in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. Wild Animal – Georgia owns and operates the Wild Animal Safari theme park located in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”).

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

As we look at our operations as of December 29, 2013, one of our highest priorities is to continue to improve operating profit at the Missouri Park. Since the Company’s acquisition of the Missouri Park in March 2008, we have worked to upgrade the Park’s physical facilities and dramatically improve its concessions. However, we believe that years of operation under the prior owners resulted in negative preconceptions about the condition of the Park, and we continue to work bring the public’s perception of the Park in line with its current condition and level of service. We expect that over the course of several years these efforts will ultimately yield favorable results. We will continue to focus our efforts to promote the Missouri Park and make improvements as our capital budget allows.

We are also committed to leveraging the strong operating model we have established at our Georgia Park, with a focus on increasing Park attendance, as well as increasing the revenue generated per visitor via concession and gift shop revenues.

On January 9, 2013, the Company completed a $3,752,000 loan transaction (the “Refinancing Loan”), the proceeds of which were used primarily to refinance the Company’s then-outstanding debt. Proceeds from the Refinancing Loan were also used to fund $230,000 of new construction and renovations at the Parks during our fiscal year ended September 29, 2013.

As a result of the Refinancing Loan, the Company lowered its anticipated annual debt service payments. Prior to the Refinancing Loan, the Company’s then outstanding debt required annual payments totaling $490,000 as compared to new estimated annual payments totaling $316,000, reducing our annual debt service payments by $174,000 compared with the previous year. We anticipate that the reduction of our annual cash requirements for debt service will free up cash flow to fund operations and capital improvements at our Parks.

While the Refinancing Loan provides us with incremental cash flow margin, our current size and operating model leave us little room for error. Any future capital raised by the Company is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, the Company may not be sufficient to fund our capital and liquidity needs for the near-term.

Results of Operations For the Three Month Period Ended December 29, 2013 as Compared to Three Month Period Ended December 30, 2012

We manage our operations on an individual location basis. Discrete financial information is maintained for each Park and provided to our corporate management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow. We use this measure of operating profit to gauge segment performance because the Company believes this measure is the most indicative of performance trends and the overall earnings potential of each reportable segment.

	Georgia Park		Missouri Park		Consolidated
	2013	2012	2013	2012	2013	2012
Total net sales	$456,271	$475,404	$104,371	$102,021	$560,642	$577,425
Segment income (loss) from operations	45,570	57,852	(101,662)	(126,345)	(56,092)	(68,493)
Segment operating margin %	10.0%	12.2%	-97.4%	-123.8%	-10.0%	-11.9%

Corporate expenses					(117,081)	(95,264)
Other income, net					3,878	6,169
Interest expense					(56,073)	(54,847)
Amortization of loan fees					(2,602)	-
Loss before income taxes					$(227,970)	$(212,435)

Total Net Sales

The Company’s total net sales for the three month period ended December 29, 2013 decreased by $16,783, or 2.9%, to $560,642 versus the three month period ended December 30, 2012. The Georgia Park’s net sales decreased by $19,133 primarily as a result unfavorable weather conditions which we believe resulted in lower attendance during the three month period ended December 29, 2013. Total net sales for the Missouri Park increased by $2,350, as favorable animal sales more than offset lower attendance. Attendance at our Missouri Park was also impacted by unfavorable weather conditions, which caused the closure of the Park for several days during December 2013. Increases in the population of herd animals at both Parks, created from the natural breeding process, allowed for increased animal sales without impacting the quality of the customer experience.

Segment Operating Margin

Consolidated segment operating margin increased by $12,401, resulting in a segment loss from operations of $56,092 for the three month period ended December 29, 2013, as lower segment operating expenses more than offset lower net sales. The Georgia Park’s segment income was $45,570, a decrease of $12,282, principally as a result of lower net sales. The segment loss for the Missouri Park was $101,662, an improvement of $24,683, as favorable animal sales and lower spending more than offset lower net sales due to a decline in attendance.

Corporate Expenses and Other

Corporate spending increased by $21,817 to $117,081 during the three month period ended December 29, 2013, primarily as a result of higher compensation, professional fees, insurance and travel related expenses.

Interest Expense and Other Income

Interest expense, including amortization of loan fees, for the three month period ended December 29, 2013 was $58,675, an increase of $3,828 compared with the three month period ended December 30, 2012. This increase is primarily the result of timing in prior year interest expense recognition. For our fiscal year ending September 28, 2014, we anticipate full year interest expense will be approximately $20,000 lower than our 2013 fiscal year interest expense.

Income Taxes

Based on our cumulative net tax operating loss carry-forwards, we do not expect to pay U.S. Federal income taxes for our 2014 fiscal year; therefore, we have not recorded a related tax provision. We expect to generate income during our 2014 fiscal year income, which will be subject to State of Georgia income taxes at a rate of approximately 6%. For additional information, see “NOTE 7. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Loss and Loss Per Share

Our net loss increased by $15,535 to a net loss of $227,970 or $0.00 per basic share and per fully diluted share, for the three months ended December 29, 2013 as compared with a net loss of $212,435 or $0.00 per basic share and per fully diluted share, for the three months ended December 30, 2012. The operating margin at our Georgia Park decreased $12,282, Corporate spending increased by $21,817 and interest expense (including amortization of loan fees) increased by $3,828, which were partially offset by a $24,683 improvement in the operating loss for our Missouri Park during the quarter.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Our slow season starts after Labor Day in September and runs until Spring Break, which typically begins toward the end of March. These two quarters have historically generated negative cash flow and require us to borrow to fund operations and prepare the Parks for the busy season during the third and fourth quarters of our fiscal year. Similar to the prior year, if our 2014 fiscal year seasonal borrowing needs exceed our Commercial Bank & Trust Company of Troup County (“CB&T”) line of credit (“LOC”), two members of our Board of Directors continue to offer us additional seasonal borrowing on the same terms and conditions as the LOC with CB&T.

We believe that our performance has improved to the point that annual cash flow from operations will be sufficient to fund operations, make debt-service payments and spend modestly on capital improvements in the near-term. During the next twelve months, management will focus on increasing net sales, particularly at our Missouri Park. Any slowdown in revenue or unusual capital outlays may require us to seek additional capital.

Our working capital was negative $41,855 at December 29, 2013 as compared to a positive $149,531 at September 29, 2013. This decline in working capital reflects our negative operating cash flow during the first three months of the slow season causing us to draw on our line of credit (“LOC”) to fund operations. Due to the seasonal nature of our businesses, we project the continuing need for seasonal LOC funding for the next quarter.

Total loan debt, including current maturities, at December 29, 2013 was $3.87 million compared to $3.72 million at September 29, 2013. The increase in loan debt was a result of our seasonal cash requirements and our drawing from our LOCs during the three month period ended December 29, 2013. Our LOC balance at December 29, 2013 and September 29, 2013 was $175,000 and $0, respectively.

As of December 29, 2013, we had equity of $2.75 million and total loan debt of $3.87 million (including LOCs), resulting in a debt to equity ratio of 1.41 to 1. Our debt to equity ratio was 1.25 to 1 as of September 29, 2013.

Operating Activities

Net cash used in operating activities was $338,459 for the three month period ended December 29, 2013, compared to $227,918 used in operating activities for the three month period ended December 30, 2012, an increase of $110,541. The increase in cash used in operating activities was primarily the result of lower cash receipts due to lower net sales, as well as cash used to pay-down current liabilities, acquire inventory and prepay expenses.

Investing Activities

Net cash used in investing activities was $23,604 for the three month period ended December 29, 2013, compared to $31,425 used in investing activities for the three month period ended December 30, 2012, a decrease of $7,821, which was primarily driven by lower capital expenditures.

Subsequent Events

None.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our significant accounting policies are set forth in “NOTE 2. SIGNIFICANT ACCOUNTING POLICIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q, which should be reviewed as they are integral to understanding results of operations and financial position. The Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended September 29, 2013 includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Parks! America, Inc. (the “Registrant”) maintains “controls and procedures,” as such term is defined under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) in Rule 13a-15(e) promulgated thereunder, that are designed to ensure that information required to be disclosed in the Registrant’s Exchange Act filings is recorded, processed summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Registrant’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Registrant’s management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

With the participation of the principal executive officer and principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon the evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective at a reasonable assurance level.

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended December 29, 2013 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company commenced a lawsuit in September 2009 against a group led by Larry Eastland, a former officer and director of the Company. The litigation was inactive until June 11, 2012, at which time the Company amended its complaint against the Eastland group to, among other things, join as defendants Stanley Harper, LEA Capital Advisors, LLC (an entity controlled by Mr. Eastland) and Computer Contact Service, Inc. (an entity controlled by Mr. Harper) for breaches of contract and fiduciary duty with regards to the Company’s purchase of TempSERV on September 30, 2007 and its subsequent re-conveyance of TempSERV to Computer Contact Service, Inc. as of January 1, 2009. The Company is seeking an indefinite amount of damages. For more information regarding the original litigation, see our Annual Report on Form 10-K for the year ended December 26, 2010.

ITEM 1A. RISK FACTORS

You should read the MD&A together our unaudited consolidated financial statements and related notes, each included elsewhere in this Quarterly Report on Form 10-Q, in conjunction with the Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended September 29, 2013. Some of the information contained in the MD&A or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "RISK FACTORS" below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Certification by Chief Executive Officer as required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer as required by Rule 13a-14 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

PARKS! AMERICA, INC.

February 7, 2014	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer (Principal Executive Officer)