Form 10-Q
period 2014-03-30
PARKS AMERICA, INC
filed 2014-05-01
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

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

As of April 28, 2014, the issuer had 74,231,537 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of March 30, 2014 and September 29, 2013

	March 30, 2014	September 29, 2013
ASSETS
Cash – unrestricted	$193,725	$313,529
Accounts receivable	-	10,875
Inventory	172,872	146,972
Prepaid expenses	74,475	68,995
Total current assets	441,072	540,371

Property and equipment, net	6,211,253	6,246,672
Intangible assets, net	174,349	179,553
Other assets	8,500	8,500
Total assets	$6,835,174	$6,975,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$116,819	$112,532
Accrued expenses	161,856	171,551
Notes payable - line of credit	200,000	-
Notes payable - related parties	200,000	-
Current maturities of long-term debt	108,357	106,757
Total current liabilities	787,032	390,840

Long-term debt	3,553,986	3,608,901
Total liabilities	4,341,018	3,999,741

Stockholders’ equity
Common stock; 300,000,000 shares authorized,
at $.001 par value; 74,231,537 and 74,106,537 shares
issued and outstanding, respectively	74,231	74,106
Capital in excess of par	4,797,006	4,794,006
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(2,373,831)	(1,889,507)
Total stockholders’ equity	2,494,156	2,975,355
Total liabilities and stockholders’ equity	$6,835,174	$6,975,096

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months and Six Months Ended March 30, 2014 and March 31, 2013

	For the three months ended		For the six months ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Net sales	$526,525	$542,693	$1,052,977	$1,120,118
Sale of animals	30,623	4,390	64,813	4,390
Total net sales	557,148	547,083	1,117,790	1,124,508

Cost of sales	95,075	108,821	180,374	186,327
Selling, general and administrative	587,611	547,060	1,158,817	1,148,074
Depreciation and amortization	78,105	65,789	155,415	139,611
(Gain) on disposal of operating assets, net	(3,964)	-	(3,964)	(11,160)
Loss from operations	(199,679)	(174,587)	(372,852)	(338,344)

Other income, net	1,379	(1,798)	5,257	4,371
Gain on retirement of debt	-	105,656	-	105,656
Interest expense	(55,452)	(70,736)	(111,525)	(125,583)
Amortization of loan fees	(2,602)	(2,336)	(5,204)	(2,336)
Loss before income tax	(256,354)	(143,801)	(484,324)	(356,236)

Income tax provision	-	-	-	-
Net loss	$(256,354)	$(143,801)	$(484,324)	$(356,236)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding
(in 000's) - basic and diluted	74,232	74,107	74,177	74,107

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended March 30, 2014 and Year Ended September 29, 2013

			Capital in	Treasury	Accumulated
	Shares	Amount	Excess of Par	Stock	Deficit	Total
Balance at September 30, 2012	73,956,537	$73,956	$4,792,656	$(3,250)	$(2,080,408)	$2,782,954
Issuance of common stock to
directors and officers	150,000	150	1,350	-	-	1,500
Net income for the year ended
September 29, 2013	-	-	-	-	190,901	190,901
Balance at September 29, 2013	74,106,537	74,106	4,794,006	(3,250)	(1,889,507)	2,975,355
Issuance of common stock to
directors and officers	125,000	125	3,000	-	-	3,125
Net loss for the six months
ended March 30, 2014	-	-	-	-	(484,324)	(484,324)
Balance at March 30, 2014	74,231,537	$74,231	$4,797,006	$(3,250)	$(2,373,831)	$2,494,156

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended March 30, 2014 and March 31, 2013

	For the six months ended
	March 30, 2014	March 31, 2013
OPERATING ACTIVITIES:
Net loss	$(484,324)	$(356,236)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	155,415	139,611
Amortization of loan fees	5,204	2,336
(Gain) on disposal of assets	(3,964)	(11,160)
Stock-based compensation	3,125	1,500
(Gain) from retirement of debt	-	(105,656)
Changes in assets and liabilities
Decrease in accounts receivable	10,875	-
(Increase) decrease in inventory	(25,900)	2,091
(Increase) decrease in prepaid expenses	(5,480)	966
Increase (decrease) in accounts payable	4,287	(53,298)
Increase (decrease) in accrued expenses	(9,695)	7,973
Net cash used in operating activities	(350,457)	(371,873)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(120,732)	(194,052)
Proceeds from the disposition of property and equipment	4,700	21,243
Net cash used in investing activities	(116,032)	(172,809)

FINANCING ACTIVITIES:
Proceeds from lines of credit	200,000	350,000
Proceeds from related party borrowings	200,000	171,761
Payments on notes payable	(53,315)	-
Pay-off all mortgages	-	(3,413,782)
Proceeds from refinancing	-	3,633,201
Capitalization of loan fees	-	(185,011)
Net cash provided by financing activities	346,685	556,169

Net increase (decrease) in cash	(119,804)	11,487
Cash at beginning of period	313,529	147,962
Cash at end of period	$193,725	$159,449

Supplemental Cash Flow Information:
Cash paid for interest	$109,833	$129,502
Cash paid for income taxes	$20,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 30, 2014

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

The Parks are open year round but experience increased seasonal attendance during the months of April through August. On a combined basis, net sales for the third and fourth quarters of the last two fiscal years represented approximately 70% of annual net sales.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months and six months ended March 30, 2014 and March 31, 2013 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. In the opinion of management interim results reflect all normal and recurring adjustments, and are not necessarily indicative of the results for a full fiscal year.

These unaudited consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2013.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (Wild Animal – Georgia and Wild Animal – Missouri). All material inter-company accounts and transactions have been eliminated in consolidation.

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

March 30, 2014

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2014 fiscal year, September 28 will be the last Sunday, and for the 2013 fiscal year, September 29 was the last Sunday. This fiscal calendar aligns the Company’s fiscal periods more closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

Reclassifications: Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

Trade Accounts Receivable: The Parks are cash businesses; therefore, the Company typically carries little or no accounts receivable. As of March 30, 2014 and September 30, 2013, the Company had $0 and $10,875 in accounts receivable, respectively, primarily from animal sales.

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

	March 30, 2014	September 29, 2013	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Buildings and structures	3,090,919	3,060,206	15 - 40 years
Facilities and equipment	920,343	880,913	5 - 15 years
Furniture and fixtures	75,189	75,189	7 years
Ground improvements	785,336	785,336	15 years
Park animals	608,685	604,640	5 - 10 years
Rides and entertainment	22,000	22,000	7 years
Vehicles	375,650	337,663	5 years
Total cost	8,385,302	8,273,127
Less accumulated depreciation	(2,174,049)	(2,026,455)
Property and equipment, net	$6,211,253	$6,246,672

Other Intangible assets: Other intangible assets include franchising fees, loan fees and payroll software, which are reported at cost. Loan fees are amortized over the life of the respective loan, currently 20 years for the term loan and seven years for the line-of-credit. See “NOTE 3. LONG-TERM DEBT” for more information. Franchising fees are amortized over a period of 60 months and payroll software over a period of 36 months.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 30, 2014

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

Share-Based Compensation: Prior to January 1, 2006, the Company accounted for share-based compensation under recognition and measurement principles of ASC 718 and as permitted under APB Opinion No. 25, and related interpretations. Effective January 1, 2006, the Company adopted ASC 718 using the modified prospective method, which recognizes share-based compensation costs on a straight-line basis over the requisite service period associated with the grant. ASC 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as cash inflows from financing activities and cash outflows from operating activities. The company also applies ASC 718 and EITF No. 96-18 share-based compensation to non-employees. No activity has occurred in relation to stock options during any period presented. The Company awards shares to its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company recognizes share-based compensation expense based on the fair market value at time of the grant. Each director is typically granted 25,000 restricted shares annually, usually toward the end of the calendar year.

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

March 30, 2014

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

	March 30, 2014	September 29, 2013
On January 9, 2013, the Company completed a refinancing transaction with CB&T as lender. The Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term.	$3,662,343	$3,715,658
Less current portion of long-term debt	(108,357)	(106,757)
Long-term debt	$3,553,986	$3,608,901

At March 30, 2014, the scheduled future principal maturities by fiscal year are as follows:

2014	$53,401
2015	111,510
2016	118,094
2017	125,066
2018	132,450
thereafter	3,121,822
Total	$3,662,343

NOTE 4. LINES OF CREDIT

The Company maintains a $350,000 line of credit (the “LOC”) loan from CB&T for working capital purposes. This LOC has an initial term of seven years, subject to the satisfactory performance by the Company. The LOC interest rate is tied to prime but has a minimum rate of 5.25%. The closing costs for LOC totaled $11,482 and are being amortized over the initial seven-year term of the loan. As of March 30, 2014, the Company had drawn $200,000 on the LOC. The LOC was not utilized as of September 29, 2013. All advances are recorded as current liabilities.

During the Company’s 2014 and 2013 fiscal years, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans have been made on the same terms and conditions as the LOC with CB&T. As of March 30, 2014, $200,000 was the outstanding balance for these director loans. As of September 29, 2013, there was no outstanding balance against these loans. All director loans are recorded as current liabilities.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 30, 2014

NOTE 5. STOCKHOLDERS’ EQUITY

Common stock shares issued for service to the Company are valued based on market price on the date of issuance. On December 19, 2013, the Company awarded 125,000 shares to five directors for their service on the Board of Directors at a fair market value of $0.025 per share or $3,125, which was reported as an expense in the first quarter of the 2014 fiscal year. During October 2012, the Company awarded 150,000 shares to six directors for their service on the Board of Directors at a fair market value of $0.01 per share or $1,500, which was reported as an expense in the 2013 fiscal year.

Officer, directors and their controlled entities own approximately 42% of the outstanding common stock of the Company as of March 30, 2014.

NOTE 6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Employment Agreements:

Effective June 1, 2009, the Company entered into an employment agreement with Dale Van Voorhis (the “Van Voorhis Employment Agreement”) to serve as the Company’s Chief Executive Officer. As consideration for his services, Mr. Van Voorhis receives an initial base compensation of $75,000 per year, which is reviewed annually by the Board of Directors. The Van Voorhis Agreement has a term of five years and entitles Mr. Van Voorhis to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

On April 1, 2008, the Company entered into an employment agreement with Jim Meikle (the “2008 Meikle Agreement”) pursuant to which Mr. Meikle was hired to serve as the Company’s Chief Operating Officer and President of each of the Company’s wholly-owned subsidiaries. The 2008 Meikle Employment Agreement expired on March 31, 2013 and was replaced by an employment agreement between the Company and Mr. Meikle dated as of April 1, 2013 (the “2013 Meikle Employment Agreement”). Pursuant to the 2013 Meikle Employment Agreement, Mr. Meikle receives an initial base compensation in the amount of $135,000 per year, which is reviewed annually by the Board of Directors. The 2013 Meikle Agreement has a term of two years and entitles Mr. Meikle to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Effective January 1, 2014 the Company entered into an employment agreement with Todd R. White (the “White Employment Agreement”) to serve as the Company’s Chief Financial Officer. As consideration for his services, Mr. White will receive an initial base compensation of $50,000 per year, which is to be reviewed annually by the Board of Directors. The White Agreement has a term of five years and entitles Mr. White to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause or (ii) in the event of a change in control of the Company. This additional severance compensation payable totals $455,000.

Lines of Credit:

During the Company’s 2014 and 2013 fiscal years, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans have been made on the same terms and conditions as the LOC with CB&T. As of March 30, 2014, $200,000 was the outstanding balance for these director loans. As of September 29, 2013, there was no outstanding balance against these loans.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 30, 2014

NOTE 7. INCOME TAXES

For the six month period ended March 30, 2014, the Company has reported a pre-tax loss of $484,324. For the year ending September 28, 2014, the Company expects to generate pre-tax income and expects to utilize a portion of its Federal net tax operating loss carry-forwards to offset any Federal taxable income in its 2014 fiscal year. The Company expects to generate 2014 fiscal year income that will be subject to State of Georgia income taxes at a rate of approximately 6%.

The Company’s cumulative Federal net operating loss carry-forward was approximately $3,956,000 at September 29, 2013 and will expire beginning in the year 2026. The net deferred tax asset generated by the Federal net operating loss carry-forward has been fully reserved. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $3,956,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, Federal net operating loss carry forwards may be limited as to use in future years.

NOTE 8. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow. Management believes earnings before interest and tax expense is the best measure segment performance because it is indicative of performance trends and the overall earnings potential of each reportable segment. The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended		For the six months ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Total net sales:
Georgia	$481,693	$470,064	$937,964	$945,468
Missouri	75,455	77,019	179,826	179,040
Consolidated	$557,148	$547,083	$1,117,790	$1,124,508

Income (loss) before income taxes:
Georgia	$89,277	$67,319	$134,847	$125,171
Missouri	(111,965)	(94,555)	(213,627)	(220,900)
Segment total	(22,688)	(27,236)	(78,780)	(95,729)
Corporate	(176,991)	(147,351)	(294,072)	(242,615)
Other income, net	1,379	(1,798)	5,257	4,371
Gain on retirement of debt	-	105,656	-	105,656
Interest expense	(55,452)	(70,736)	(111,525)	(125,583)
Amortization of loan fees	(2,602)	(2,336)	(5,204)	(2,336)
Consolidated	$(256,354)	$(143,801)	$(484,324)	$(356,236)

	As of
	March 30, 2014	September 29, 2013
Total assets:
Georgia	$4,405,948	$4,356,024
Missouri	2,195,178	2,378,934
Corporate	234,048	240,138
Consolidated	$6,835,174	$6,975,096

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 30, 2014 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited consolidated financial statements.

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

The Parks are open year round but experience increased seasonal attendance during the months of April through August. On a combined basis, net sales for the third and fourth quarters of the last two fiscal years represented approximately 70% of annual net sales.

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

As we look at our operations as of March 30, 2014, one of our highest priorities is to continue to improve operating profit at the Missouri Park. Since the Company’s acquisition of the Missouri Park in March 2008, we have worked to upgrade the Park’s physical facilities and dramatically improve its concessions. However, we believe that years of operation under the prior owners resulted in negative preconceptions about the condition of the Park, and we continue to work bring the public’s perception of the Park in line with its current condition and level of service. We expect that over the course of several years these efforts will ultimately yield favorable results. We will continue to focus our efforts to promote the Missouri Park and make improvements as our capital budget allows.

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

As a result of the Refinancing Loan, the Company lowered its annual debt service payments. Prior to the Refinancing Loan, the Company’s then outstanding debt required annual payments totaling $490,000 as compared to new estimated annual payments totaling $316,000, reducing our annual debt service payments by $174,000. We anticipate that the reduction of our annual cash requirements for debt service will free up cash flow to fund operations and capital improvements at our Parks.

While the Refinancing Loan provides us with incremental cash flow margin, our current size and operating model leave us little room for error. Any future capital raised by the Company is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, the Company may not be sufficient to fund our capital and liquidity needs for the near-term.

We manage our operations on an individual location basis. Discrete financial information is maintained for each Park and provided to our corporate management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow. We believe earnings before interest and tax expense is the best measure segment performance because it is indicative of performance trends and the overall earnings potential of each reportable segment.

Results of Operations For the Three Month Period Ended March 30, 2014 as Compared to Three Month Period Ended March 31, 2013

	Georgia Park		Missouri Park		Consolidated
	2014	2013	2014	2013	2014	2013
Total net sales	$481,693	$470,064	$75,455	$77,019	$557,148	$547,083
Segment income (loss) from operations	89,277	67,319	(111,965)	(94,555)	(22,688)	(27,236)
Segment operating margin %	18.5%	14.3%	-148.4%	-122.8%	-4.1%	-5.0%

Corporate expenses					(176,991)	(147,351)
Other income, net					1,379	(1,798)
Gain on retirement of debt					-	105,656
Interest expense					(55,452)	(70,736)
Amortization of loan fees					(2,602)	(2,336)
Loss before income taxes					$(256,354)	$(143,801)

Total Net Sales

The Company’s total net sales for the three month period ended March 30, 2014 increased by $10,065, or 1.8%, to $557,148 versus the three month period ended March 31, 2013. The Georgia Park’s net sales increased by $11,629, as a result of $30,623 in animal sales, partially offset by lower attendance, which we believe was impacted by unfavorable weather conditions. Total net sales for the Missouri Park decreased by $1,564, essentially flat to the prior year. We believe attendance at our Missouri Park was also impacted by unfavorable weather conditions.

Segment Operating Margin

Consolidated segment operating margin improved by $4,548, resulting in a segment loss from operations of $22,688 for the three month period ended March 30, 2014, as higher total net sales were partially offset by higher operating expenses. The Georgia Park’s segment income was $89,277, an increase of $21,958, principally as a result of higher total net sales. The segment loss for the Missouri Park was $111,965, an increase of $17,410, resulting from a combination of slightly lower total net sales and higher spending.

Corporate Expenses and Other

Corporate spending increased by $29,640 to $176,991 during the three month period ended March 30, 2014, primarily as a result of higher professional fees and compensation.

Interest Expense and Other Income

Other income, net increased by $3,177 to $1,379 for the three month period ended March 30, 2014.

Under the terms of the seller-financing note associated with the acquisition of the Missouri Park, the Company was entitled to a discount if this note was paid in full before March 5, 2013. The Company paid off this note in full on January 9, 2013 and recorded a gain of $105,656 during the three month period ended March 31, 2013.

Interest expense, including amortization of loan fees, for the three month period ended March 30, 2014 was $58,054, a decrease of $15,018, compared with the three month period ended March 31, 2013. The decrease is primarily a result of lower average borrowings and the timing in prior year interest expense recognition.

Income Taxes

Based on our cumulative net tax operating loss carry-forwards, we do not expect to pay U.S. Federal income taxes for our 2014 fiscal year; therefore, we have not recorded a related tax provision. We expect to generate income during our 2014 fiscal year, which will be subject to State of Georgia income taxes at a rate of approximately 6%. For additional information, see “NOTE 7. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Loss and Loss Per Share

Our net loss increased by $112,553 to a net loss of $256,354 or $0.00 per basic share and per fully diluted share, for the three months ended March 30, 2014 as compared with a net loss of $143,801 or $0.00 per basic share and per fully diluted share, for the three months ended March 31, 2013.

Excluding the impact of the $105,656 gain from paying off debt related to the Missouri Park reported in the 2013 fiscal year, our net loss for the three months ended March 30, 2014 increased $6,897. The operating margin at our Georgia Park improved $21,958 and interest expense was favorable by $15,018, offset by higher corporate spending of $29,640, primarily due to increased professional fees, and a $17,410 decrease in the operating margin for our Missouri Park.

Results of Operations For the Six Month Period Ended March 30, 2014 as Compared to Six Month Period Ended March 31, 2013

	Georgia Park		Missouri Park		Consolidated
	2014	2013	2014	2013	2014	2013
Total net sales	$937,964	$945,468	$179,826	$179,040	$1,117,790	$1,124,508
Segment income (loss) from operations	134,847	125,171	(213,627)	(220,900)	(78,780)	(95,729)
Segment operating margin %	14.4%	13.2%	-118.8%	-123.4%	-7.0%	-8.5%

Corporate expenses					(294,072)	(242,615)
Other income, net					5,257	4,371
Gain on retirement of debt					-	105,656
Interest expense					(111,525)	(125,583)
Amortization of loan fees					(5,204)	(2,336)
Loss before income taxes					$(484,324)	$(356,236)

Total Net Sales

The Company’s total net sales for the six month period ended March 30, 2014 decreased by $6,718, or 0.6%, to $1,117,790 versus the six month period ended March 31, 2013. Our Georgia Park’s total net sales decreased by $7,504. We believe this decrease was primarily caused by unfavorable weather conditions resulting in lower attendance during the six month period ended March 30, 2014, and partially offset by animals sales. Total net sales for our Missouri Park increased by $786, as animal sales more than offset lower attendance. We believe attendance at our Missouri Park was also impacted by unfavorable weather conditions, which caused the closure of the Park for several days. Increases in the population of herd animals at both Parks, created from the natural breeding process, has allowed for increased animal sales without impacting the quality of the customer experience.

Segment Operating Margin

Consolidated segment operating margin improved by $16,949, resulting in a segment loss from operations of $78,780 for the six month period ended March 30, 2014, as lower segment operating expenses more than offset lower total net sales. The Georgia Park’s segment income was $134,847, an increase of $9,676, as lower spending and increased animal sales more than offset the impact of lower net sales due to a decline in attendance. Similarly, the segment loss for the Missouri Park was $213,627, an improvement of $7,273, as animal sales and lower spending more than offset lower net sales due to a decline in attendance.

Corporate Expenses and Other

Corporate spending increased by $51,457 to $294,072 during the six month period ended March 30, 2014, primarily as a result of higher professional fees and higher compensation expense.

Interest Expense and Other Income

Other income, net increased by $886 to $5,257 for the six months ended March 30, 2014.

Under the terms of the seller-financing note associated with the acquisition of the Missouri Park, the Company was entitled to a discount if this note was paid in full before March 5, 2013. The Company paid off this note in full on January 9, 2013 and recorded a gain of $105,656 during the six months ended March 31, 2013.

Interest expense, including amortization of loan fees, for the six month period ended March 30, 2014 was $116,729, a decrease of $11,190 compared with the six month period ended March 31, 2013. This decrease is primarily as a result of lower interest rates associated with the January 2013 refinancing of all our then-outstanding debt. For our fiscal year ending September 28, 2014, we anticipate full year interest expense will be approximately $20,000 lower than our 2013 fiscal year interest expense.

Income Taxes

Based on our cumulative net tax operating loss carry-forwards, we do not expect to pay U.S. Federal income taxes for our 2014 fiscal year; therefore, we have not recorded a related tax provision. We expect to generate income during our 2014 fiscal year, which will be subject to State of Georgia income taxes at a rate of approximately 6%. For additional information, see “NOTE 7. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Loss and Loss Per Share

Our net loss increased by $128,088 to a net loss of $484,324 or $0.01 per basic share and per fully diluted share, for the six months ended March 30, 2014 as compared with a net loss of $356,236 or $0.00 per basic share and per fully diluted share, for the three months ended March 31, 2013.

Excluding the impact of the $105,656 gain from paying off debt related to the Missouri Park reported in the 2013 fiscal year, our net loss for the six month ended March 30, 2014 increased $22,432 compared to the same period in the prior year. The operating margin at our Georgia and Missouri Parks improved by $9,676 and $7,273, respectively, and interest expense was favorable by $11,190, offset by higher Corporate spending of $51,457, primarily due to higher professional fees and an increase in compensation expense.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Our slow season starts after Labor Day in September and runs until Spring Break, which typically begins toward the end of March. These two quarters have historically generated negative cash flow and require us to borrow to fund operations and prepare the Parks for the busy season during the third and fourth quarters of our fiscal year. Similar to the prior year, if our 2014 fiscal year seasonal borrowing needs exceed our Commercial Bank & Trust Company of Troup County (“CB&T”) line of credit (“LOC”), two members of our Board of Directors continue to offer us additional loan facilities on a seasonal basis on the same terms and conditions as the LOC with CB&T.

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

Our working capital was negative $345,960 at March 30, 2014 as compared to a positive $149,531 at September 29, 2013. This decline in working capital reflects the negative operating cash flow we typically experience during our slow season, which aligns with the first six months of the our fiscal year, and causes us to draw on our LOC and other seasonal loan facilities to fund operations. We expect to payoff our seasonal borrowing arrangements during the fiscal quarter ending June 29, 2014.

Total loan debt, including current maturities, at March 30, 2014 was $4.06 million compared to $3.72 million at September 29, 2013. The increase in loan debt was a result of our seasonal cash requirements, and our drawing from our LOC and other seasonal borrowing arrangements during the six month period ended March 30, 2014. Our combined LOC and other seasonal borrowing arrangements outstanding balance at March 30, 2014 and September 29, 2013 were $400,000 and $0, respectively.

As of March 30, 2014, we had equity of $2.49 million and total loan debt of $4.06 million, resulting in a debt to equity ratio of 1.63 to 1. Our debt to equity ratio was 1.25 to 1 as of September 29, 2013.

Operating Activities

Net cash used in operating activities was $350,457 for the six month period ended March 30, 2014, compared to $371,873 used in operating activities for the six month period ended March 31, 2013, a decrease of $21,416. The decrease in cash used in operating activities was primarily the result of lower cash requirements to fund working capital.

Investing Activities

Net cash used in investing activities was $116,032 for the six month period ended March 30, 2014, compared to $172,809 used in investing activities for the six month period ended March 31, 2013, a decrease of $56,777, driven primarily by lower capital expenditures.

Financing Activities

Net cash provided by financing activities was $346,685 for the six month period ended March 30, 2014, compared to $556,169 provided by financing activities for the six month period ended March 31, 2013, a decrease of $209,484. At the beginning of fiscal 2014 the Company had total cash of $313,529 compared to total cash of $147,962 at the beginning of fiscal 2013, resulting in lower cash requirements from financing activities to fund seasonal operations and capital expenditures during the first six months of fiscal 2014.

Subsequent Events

Subsequent to the period covered by this report, on April 10, 2014 the Company appointed Todd R. White to fill a vacancy on its Board of Directors. Mr. White has served as the Company’s Chief Financial Officer since May 31, 2013.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended March 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should read the MD&A, and our unaudited consolidated financial statements and related notes (each included elsewhere in this Quarterly Report on Form 10-Q), in conjunction with the Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended September 29, 2013. Some of the information contained in the MD&A or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "RISK FACTORS" below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

10.1	Employment Agreement with Todd R. White dated as of January 1, 2014
31.1	Certification by Chief Executive Officer as required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer as required by Rule 13a-14 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

PARKS! AMERICA, INC.

May 1, 2014	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer (Principal Executive Officer)