Form 10-Q
period 2014-06-29
PARKS AMERICA, INC
filed 2014-08-06
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

As of August 1, 2014, the issuer had 74,231,537 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of June 29, 2014 and September 29, 2013

	June 29, 2014	September 29, 2013
ASSETS
Cash – unrestricted	$305,190	$313,529
Accounts receivable	-	10,875
Inventory	160,552	146,972
Prepaid expenses	56,574	68,995
Total current assets	522,316	540,371

Property and equipment, net	6,175,286	6,246,672
Intangible assets, net	171,748	179,553
Other assets	8,500	8,500
Total assets	$6,877,850	$6,975,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$84,177	$112,532
Accrued expenses	252,949	171,551
Current maturities of long-term debt	110,133	106,757
Total current liabilities	447,259	390,840

Long-term debt	3,522,138	3,608,901
Total liabilities	3,969,397	3,999,741

Stockholders’ equity
Common stock; 300,000,000 shares authorized,
at $.001 par value; 74,231,537 and 74,106,537 shares
issued and outstanding, respectively	74,231	74,106
Capital in excess of par	4,797,006	4,794,006
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(1,959,534)	(1,889,507)
Total stockholders’ equity	2,908,453	2,975,355
Total liabilities and stockholders’ equity	$6,877,850	$6,975,096

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months and Nine Months Ended June 29, 2014 and June 30, 2013

	For the three months ended		For the nine months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales	$1,465,518	$1,317,362	$2,518,495	$2,437,480
Sale of animals	108	10,845	64,921	15,235
Total net sales	1,465,626	1,328,207	2,583,416	2,452,715

Cost of sales	159,207	144,076	339,581	330,403
Selling, general and administrative	758,237	703,734	1,917,054	1,851,808
Depreciation and amortization	78,105	63,695	233,520	203,306
(Gain) loss on disposal of operating assets, net	-	128	(3,964)	(11,032)
Income from operations	470,077	416,574	97,225	78,230

Other income, net	2,079	1,256	7,336	5,627
Gain on retirement of debt	-	-	-	105,656
Interest expense	(47,802)	(67,407)	(159,327)	(192,990)
Amortization of loan fees	(2,602)	(2,336)	(7,806)	(4,672)
Income (loss) before income taxes	421,752	348,087	(62,572)	(8,149)

Income tax provision	7,455	46,348	7,455	46,348
Net income (loss)	$414,297	$301,739	$(70,027)	$(54,497)

Income (loss) per share - basic and diluted	$0.01	$0.00	$(0.00)	$(0.00)

Weighted average shares
outstanding (in 000's) - basic and diluted	74,232	74,107	74,195	74,107

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Nine Months Ended June 29, 2014 and Year Ended September 29, 2013

	Shares	Amount	Capital in Excess of Par	Treasury Stock	Accumulated Deficit	Total
Balance at September 30, 2012	73,956,537	$73,956	$4,792,656	$(3,250)	$(2,080,408)	$2,782,954
Issuance of common stock to
directors and officers	150,000	150	1,350	-	-	1,500
Net income for the year ended
September 29, 2013	-	-	-	-	190,901	190,901
Balance at September 29, 2013	74,106,537	74,106	4,794,006	(3,250)	(1,889,507)	2,975,355
Issuance of common stock to
directors and officers	125,000	125	3,000	-	-	3,125
Net loss for the nine months
ended June 29, 2014	-	-	-	-	(70,027)	(70,027)
Balance at June 29, 2014	74,231,537	$74,231	$4,797,006	$(3,250)	$(1,959,534)	$2,908,453

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended June 29, 2014 and June 30, 2013

	For the nine months ended
	June 29, 2014	June 30, 2013
OPERATING ACTIVITIES:
Net loss	$(70,027)	$(54,497)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization expense	233,520	203,306
Amortization of loan fees	7,806	4,672
(Gain) on disposal of assets	(3,964)	(11,032)
Stock-based compensation	3,125	1,500
(Gain) from retirement of debt	-	(105,656)
Changes in assets and liabilities
(Increase) in accounts receivable	10,875	-
(Increase) decrease in inventory	(13,580)	2,092
(Increase) decrease in prepaid expenses	12,421	23,236
Increase (decrease) in accounts payable	(28,355)	(47,281)
Increase (decrease) in accrued expenses	81,398	130,626
Net cash provided by operating activities	233,219	146,966

INVESTING ACTIVITIES:
Acquisition of property and equipment	(167,571)	(287,216)
Proceeds from the disposition of property and equipment	9,400	16,396
Net cash used in investing activities	(158,171)	(270,820)

FINANCING ACTIVITIES:
Payments on notes payable	(83,387)	(10,179)
Proceeds from related party borrowings	-	120,000
Pay-off all mortgages	-	(3,413,782)
Proceeds from refinancing	-	3,686,962
Capitalization of loan fees	-	(186,851)
Net cash provided by (used in) financing activities	(83,387)	196,150

Net increase (decrease) in cash	(8,339)	72,296
Cash at beginning of period	313,529	147,962
Cash at end of period	$305,190	$220,258

Supplemental Cash Flow Information:
Cash paid for interest	$159,370	$199,502
Cash paid for income taxes	$21,610	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 29, 2014

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

The Company owns and operates through wholly-owned subsidiaries two regional theme parks and is in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. Our wholly-owned subsidiaries are Wild Animal Safari, Inc., a Georgia corporation (“Wild Animal – Georgia”) and Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”). Wild Animal – Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”). On June 13, 2005, the Company acquired the Georgia Park and on March 5, 2008, the Company acquired the Missouri Park.

The Parks are open year round but experience increased seasonal attendance during the months of April through August. On a combined basis, net sales for the third and fourth quarters of the last two fiscal years represented approximately 70% of annual net sales.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months and nine months ended June 29, 2014 and June 30, 2013 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. In the opinion of management interim results reflect all normal and recurring adjustments, and are not necessarily indicative of the results for a full fiscal year.

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

June 29, 2014

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Trade Accounts Receivable: The Parks are cash businesses; therefore, the Company typically carries little or no accounts receivable. As of June 29, 2014 and September 30, 2013, the Company had $0 and $10,875 in accounts receivable, respectively, primarily from animal sales.

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

	June 29, 2014	September 29, 2013	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Buildings and structures	3,104,504	3,060,206	15 - 40 years
Facilities and equipment	944,599	880,913	5 - 15 years
Furniture and fixtures	75,189	75,189	7 years
Ground improvements	785,336	785,336	15 years
Park animals	609,328	604,640	5 - 10 years
Rides and entertainment	22,000	22,000	7 years
Vehicles	379,304	337,663	5 years
Total cost	8,427,440	8,273,127
Less accumulated depreciation	(2,252,154)	(2,026,455)
Propert and equipment, net	$6,175,286	$6,246,672

Other Intangible Assets: Other intangible assets include loan fees, franchising fees and payroll software, which are reported at cost. Loan fees are amortized over the life of the respective loan, currently 20 years for the term loan and seven years for the line-of-credit. See “NOTE 3. LONG-TERM DEBT” for more information. Franchising fees are amortized over a period of 60 months and payroll software over a period of 36 months.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 29, 2014

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

June 29, 2014

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

The closing costs for the Refinancing Loan totaled $175,369 and are being amortized over the term of the loan. The Company used the proceeds from the Refinancing Loan to pay off all of its then-outstanding debt, with an additional $230,000 available for new construction and renovations at the Parks, which was fully utilized as of September 29, 2013.

	June 29, 2014	September 29, 2013
On January 9, 2013, the Company completed a refinancing transaction with CB&T as lender. The Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term.	$3,632,271	$3,715,658
Less current portion of long-term debt	(110,133)	(106,757)
Long-term debt	$3,522,138	$3,608,901

At June 29, 2014, the scheduled future principal maturities by fiscal year are as follows:

2014	$26,944
2015	111,724
2016	118,320
2017	125,305
2018	132,703
thereafter	3,117,275
Total	$3,632,271

NOTE 4. LINES OF CREDIT

The Company maintains a $350,000 line of credit (the “LOC”) loan from CB&T for working capital purposes. This LOC has an initial term of seven years, subject to the satisfactory performance by the Company. The LOC interest rate is tied to prime but has a minimum rate of 5.25%. The closing costs for LOC totaled $11,482 and are being amortized over the initial seven-year term of the loan. The LOC was not utilized as of June 29, 2014 and September 29, 2013, respectively. When applicable, all advances are recorded as current liabilities.

During the Company’s 2014 and 2013 fiscal years, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans have been made on the same terms and conditions as the LOC with CB&T. As of June 29, 2014 and September 29, 2013, respectively, there were no outstanding balances against these loans. When applicable, all advances on director loans are recorded as current liabilities.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 29, 2014

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

Officer, directors and their controlled entities own approximately 43% of the outstanding common stock of the Company as of June 29, 2014.

NOTE 6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Employment Agreements:

Effective June 1, 2009, the Company entered into an employment agreement with Dale Van Voorhis (the “2009 Van Voorhis Employment Agreement”) to serve as the Company’s Chief Operating Officer. The 2009 Van Voorhis Employment Agreement expired on May 31, 2014 and was replaced by an employment agreement between the Company and Mr. Van Voorhis dated as of June 1, 2014 (the “2014 Van Voorhis Employment Agreement”). Pursuant to the 2014 Van Voorhis Employment Agreement, Mr. Van Voorhis receives an initial base compensation in the amount of $90,000 per year, which is reviewed annually by the Board of Directors. The 2014 Van Voorhis Employment Agreement has a term of two years and entitles Mr. Van Voorhis to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

On April 1, 2008, the Company entered into an employment agreement with Jim Meikle (the “2008 Meikle Employment Agreement”) pursuant to which Mr. Meikle was hired to serve as the President and Chief Executive Officer of each of the Company’s wholly-owned subsidiaries. The 2008 Meikle Employment Agreement expired on March 31, 2013 and was replaced by an employment agreement between the Company and Mr. Meikle dated as of April 1, 2013 (the “2013 Meikle Employment Agreement”). Pursuant to the 2013 Meikle Employment Agreement, Mr. Meikle receives an initial base compensation in the amount of $135,000 per year, which is reviewed annually by the Board of Directors. The 2013 Meikle Employment Agreement has a term of two years and entitles Mr. Meikle to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Effective January 1, 2014, the Company entered into an employment agreement with Todd R. White (the “White Employment Agreement”) to serve as the Company’s Chief Financial Officer. As consideration for his services, Mr. White will receive an initial base compensation of $50,000 per year, which is to be reviewed annually by the Board of Directors. The White Employment Agreement has a term of five years and entitles Mr. White to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause or (ii) in the event of a change in control of the Company. This additional severance compensation payable totals $455,000.

Lines of Credit:

During the Company’s 2014 and 2013 fiscal years, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans have been made on the same terms and conditions as the LOC with CB&T. As of June 29, 2014 and September 29, 2013, respectively, there were no outstanding balances against these loans.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 29, 2014

NOTE 7. INCOME TAXES

For the nine month period ended June 29, 2014, the Company reported a pre-tax loss of $62,572. For the year ending September 28, 2014, the Company expects to generate pre-tax income and expects to utilize a portion of its Federal net tax operating loss carry-forwards to offset any Federal taxable income in its 2014 fiscal year.

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

The Company expects to generate 2014 fiscal year income that will be subject to State of Georgia income taxes at a rate of approximately 6%. Accordingly, the Company has recorded a tax provision of $7,455 for estimated State of Georgia income taxes for the nine months ended June 29, 2014.

On July 16, 2013, the State of Georgia Department of Revenue notified the Company that it had not made the proper elections with respect to Wild Animal – Georgia to allow for the filing of consolidated State of Georgia tax returns for the fiscal years 2009, 2010 and 2011. During the third quarter of the 2013 fiscal year, the Company recorded an income tax provision of $46,348 for the State of Georgia for these periods.

The proper elections have been made to allow Parks! America and Wild Animal – Georgia to file consolidated State of Georgia income tax returns in the 2012 fiscal year and thereafter.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 29, 2014

NOTE 8. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow. Management believes earnings before interest and tax expense is the best measure of segment performance because it is indicative of performance trends and the overall earnings potential of each reportable segment. The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended		For the nine months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Total net sales:
Georgia	$1,175,737	$1,026,946	$2,113,701	$1,972,414
Missouri	289,889	301,261	469,715	480,301
Consolidated	$1,465,626	$1,328,207	$2,583,416	$2,452,715

Income (loss) before income taxes:
Georgia	$676,958	$496,118	$811,805	$621,289
Missouri	25,227	94,190	(188,400)	(126,710)
Segment total	702,185	590,308	623,405	494,579
Corporate	(232,108)	(173,734)	(526,180)	(416,349)
Other income, net	2,079	1,256	7,336	5,627
Gain on retirement of debt	-	-	-	105,656
Interest expense	(47,802)	(67,407)	(159,327)	(192,990)
Amortization of loan fees	(2,602)	(2,336)	(7,806)	(4,672)
Consolidated	$421,752	$348,087	$(62,572)	$(8,149)

	As of
Total assets:	June 29, 2014	September 29, 2013
Georgia	$4,424,965	$4,356,024
Missouri	2,262,086	2,378,934
Corporate	190,799	240,138
Consolidated	$6,877,850	$6,975,096

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 29, 2014 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited consolidated financial statements except as follows:

On July 28, 2014, the Company was notified by Silberstein Ungar, PLLC (“Silbersten Ungar”), the Company’s independent registered accounting firm, that its principals joined the accounting firm of KLJ & Associates, LLP (“KLJ & Associates”). As a result, on July 28, 2014, Silberstein Ungar resigned as the Company’s independent registered public accounting firm. On July 31, 2014 the Company’s Board of Directors, acting upon the recommendation of the Company’s audit committee, approved the engagement of KLJ & Associates as the Company’s independent registered public accounting firm.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying unaudited consolidated financial statements and provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the period ended September 29, 2013.

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

The Parks are open year round but experience increased seasonal attendance during the months of April through August. On a combined basis, net sales for our third and fourth quarters of the last two fiscal years represented approximately 70% of annual net sales.

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

As we look at our operations as of June 29, 2014, one of our highest priorities is to continue to improve operating profit of our Missouri Park. Since we acquired our Missouri Park in March 2008, we have worked to upgrade the Park’s physical facilities and dramatically improve its concessions. However, we believe that years of operation under the prior owners resulted in negative preconceptions about the condition of the Park, and we continue to work bring the public’s perception of the Park in line with its current condition and level of service. We expect that over the course of several years these efforts will ultimately yield favorable results. We will continue to focus our efforts to promote the Missouri Park and make improvements as our capital budget allows.

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

As a result of the Refinancing Loan, we lowered our annual debt service payments. Prior to the Refinancing Loan, our then outstanding debt required annual payments totaling $490,000 as compared to new estimated annual payments totaling $316,000, reducing our annual debt service payments by $174,000. We anticipate that the reduction of our annual cash requirements for debt service will free up cash flow to fund operations and capital improvements at our Parks.

While the Refinancing Loan provides us with incremental cash flow margin, our current size and operating model leave us little room for error. Any future capital raised by us is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, us may not be sufficient to fund our capital and liquidity needs for the near-term.

We manage our operations on an individual location basis. Discrete financial information is maintained for each Park and provided to our corporate management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow. We believe earnings before interest and tax expense is the best measure of segment performance because it is indicative of performance trends and the overall earnings potential of each reportable segment.

Results of Operations For the Three Month Period Ended June 29, 2014 as Compared to Three Month Period Ended June 30, 2013

	Georgia Park		Missouri Park		Consolidated
	2014	2013	2014	2013	2014	2013
Total net sales	$1,175,737	$1,026,946	$289,889	$301,261	$1,465,626	$1,328,207
Segment income from operations	676,958	496,118	25,227	94,190	702,185	590,308
Segment operating margin %	57.6%	48.3%	8.7%	31.3%	47.9%	44.4%

Corporate expenses					(232,108)	(173,734)
Other income, net					2,079	1,256
Gain on retirement of debt					-	-
Interest expense					(47,802)	(67,407)
Amortization of loan fees					(2,602)	(2,336)
Income before income taxes					$421,752	$348,087

Total Net Sales

Our total net sales for the three month period ended June 29, 2014 increased by $137,419 or 10.3%, to $1,465,626 versus the three month period ended June 30, 2013. Total net sales at our Georgia Park increased by $148,791 or 14.5%, primarily driven by higher revenue per guest and favorable weather conditions later during the three month period. Total net sales for our Missouri Park decreased by $11,372 or 3.8%, primarily attributable to lower attendance, which we believe was impacted by unfavorable weather conditions.

Segment Operating Margin

Our consolidated segment operating margin improved by $111,877, resulting in segment income from operations of $702,185 for the three month period ended June 29, 2014, as higher net sales were partially offset by higher operating expenses. Our Georgia Park’s segment income was $676,958, an increase of $180,840, as a result of higher total net sales and lower operating expenses. Segment income for our Missouri Park was $25,277, a decrease of $68,963, primarily as a result of lower total net sales as well as higher operating expenses.

Corporate Expenses and Other

Corporate spending increased by $58,374 to $232,108 during the three month period ended June 29, 2014, as a result of higher professional fees.

Interest Expense and Other Income

Other income, net increased by $823 to $2,079 for the three month period ended June 29, 2014.

Interest expense, including amortization of loan fees, for the three month period ended June 29, 2014 was $50,404, a decrease of $19,339 compared with the three month period ended June 30, 2013. The decrease is primarily the result of interest charges recorded in our 2013 fiscal year associated with State of Georgia income tax assessments and lower average borrowings.

Income Taxes

Based on our cumulative net tax operating loss carry-forwards, we do not expect to pay U.S. Federal income taxes for our 2014 fiscal year; therefore, we have not recorded a related tax provision. We expect to generate income during our 2014 fiscal year, which will be subject to State of Georgia income taxes at a rate of approximately 6%. Accordingly, we recorded a tax provision of $7,455 for estimated State of Georgia income taxes for the three month period ended June 29, 2014.

On July 16, 2013, the State of Georgia Department of Revenue notified us that we had not made the proper elections with respect to Wild Animal – Georgia to allow for the filing of consolidated State of Georgia tax returns for the fiscal years 2009, 2010 and 2011. During the third quarter of our 2013 fiscal year we recorded an income tax provision of $46,348 for State of Georgia income taxes for these periods.

The proper elections have been made to allow Parks! America and Wild Animal – Georgia to file consolidated State of Georgia income tax returns in the 2012 fiscal year and thereafter.

For additional information, see “NOTE 7. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Income and Income Per Share

Our net income increased by $112,558 to $414,297 or $0.01 per basic share and per fully diluted share, for the three months ended June 29, 2014 as compared with a net income of $301,739 or $0.00 per basic share and per fully diluted share, for the three months ended June 30, 2013. The operating margin at our Georgia Park improved by $180,840, interest expense was favorable by $19,339, and income taxes were favorable by $38,893, offset by higher corporate spending of $58,374 and a $68,963 decrease in the operating margin for our Missouri Park.

Results of Operations For the Nine Month Period Ended June 29, 2014 as Compared to Nine Month Period Ended June 30, 2013

	Georgia Park		Missouri Park		Consolidated
	2014	2013	2014	2013	2014	2013
Total net sales	$2,113,701	$1,972,414	$469,715	$480,301	$2,583,416	$2,452,715
Segment income (loss) from operations	811,805	621,289	(188,400)	(126,710)	623,405	494,579
Segment operating margin %	38.4%	31.5%	(40.1%)	(26.4%)	24.1%	20.2%

Corporate expenses					(526,180)	(416,349)
Other income, net					7,336	5,627
Gain on retirement of debt					-	105,656
Interest expense					(159,327)	(192,990)
Amortization of loan fees					(7,806)	(4,672)
Loss before income taxes					$(62,572)	$(8,149)

Total Net Sales

Our total net sales for the nine month period ended June 29, 2014 increased by $130,701, or 5.3%, to $2,583,416 compared to the nine month period ended June 30, 2013. Our Georgia Park’s net sales increased by $141,287 or 7.2%. We believe this increase is primarily attributable to higher revenue per guest, favorable weather conditions late in our third fiscal quarter of 2014 and higher animal sales, partially offset by unfavorable weather conditions during the first six months of our 2014 fiscal year. Total net sales for our Missouri Park decreased by $10,586, or 2.2%, as lower attendance more than offset higher animal sales revenue. We believe attendance at our Missouri Park was impacted by unfavorable weather conditions, resulting in the closure of our Park for several days during the first half of our 2014 fiscal year. Increases in the population of herd animals at both Parks, created from the natural breeding process, has allowed for increased animal sales without impacting the quality of the customer experience.

Segment Operating Margin

Our consolidated segment operating margin improved by $128,826, resulting in segment income from operations of $623,405 for the nine month period ended June 29, 2014, driven by higher total net sales and essentially flat segment operating expenses. Our Georgia Park’s segment income was $811,805, an increase of $190,516, resulting from higher revenues per guest, increased animal sales and lower operating expenses, which more than offset the impact of a decline in attendance. The segment loss for our Missouri Park was $188,400, an increase of $61,690, resulting from lower total net sales, due to a decline in attendance, and higher operating expenses, partially offset by higher animal sales.

Corporate Expenses and Other

Corporate spending increased by $109,831 to $526,180 during the nine month period ended June 29, 2014, primarily as a result of higher professional fees.

Interest Expense and Other Income

Other income, net increased by $1,709 to $7,336 for the nine months ended June 29, 2014.

Under the terms of the seller-financing note associated with the acquisition of the Missouri Park, we were entitled to a discount if this note was paid in full before March 5, 2013. This note was paid in full on January 9, 2013 and we recorded a gain of $105,656 during the nine months ended June 30, 2013.

Interest expense, including amortization of loan fees, for the nine month period ended June 29, 2014 was $167,133, a decrease of $30,529 compared with the nine month period ended June 30, 2013. This decrease is primarily as a result of lower interest rates associated with the January 2013 refinancing of all our then-outstanding debt, lower average borrowings and interest charges associated with State of Georgia income tax assessments in our 2013 fiscal year.

Income Taxes

Based on our cumulative net tax operating loss carry-forwards, we do not expect to pay U.S. Federal income taxes for our 2014 fiscal year; therefore, we have not recorded a related tax provision. We expect to generate income during our 2014 fiscal year, which will be subject to State of Georgia income taxes at a rate of approximately 6%. Accordingly, we recorded a tax provision of $7,455 for estimated State of Georgia income taxes for the nine month period ended June 29, 2014.

On July 16, 2013, the State of Georgia Department of Revenue notified us that we had not made the proper elections with respect to Wild Animal – Georgia to allow for the filing of consolidated State of Georgia tax returns for the fiscal years 2009, 2010 and 2011. During the nine month period ended June 30, 2013, we recorded an income tax provision of $46,348 for State of Georgia income taxes for these periods. The proper elections have been made to allow Parks! America and Wild Animal – Georgia to file consolidated State of Georgia income tax returns in the 2012 fiscal year and thereafter.

For additional information, see “NOTE 7. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Loss and Loss Per Share

Our net loss increased by $15,530 to a net loss of $70,027 or $0.00 per basic share and per fully diluted share, for the nine months ended June 29, 2014 as compared with a net loss of $54,497 or $0.00 per basic share and per fully diluted share, for the nine months ended June 30, 2013.

Excluding the impact of the $105,656 gain from paying off debt related to the Missouri Park, as well as the $60,342 aggregate charge associated with the State of Georgia income tax and interest assessments recorded in our 2013 fiscal year, our net loss for the nine month period ended June 29, 2014 improved by $29,784 compared to the same period in the prior year. The operating margin at our Georgia Park improved by $190,516 and interest expense was favorable by $17,635, offset by higher corporate spending of $109,831 and a $61,690 decrease in the operating margin for our Missouri Park.

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

Our working capital was $75,057 at June 29, 2014 as compared to $149,531 at September 29, 2013. Compared to June 30, 2013, our June 29, 2014 working capital position improved by $246,416, primarily reflecting stronger cash flow from operating activities and lower capital expenditures during the first nine months of our 2014 fiscal year.

Total loan debt, including current maturities, at June 29, 2014 was $3.63 million compared to $3.72 million at September 29, 2013. The decrease in loan debt reflects normal principal payments against our long-term debt. Our combined LOC and other seasonal borrowing arrangements outstanding balance at June 29, 2014 and September 29, 2013 were $0 and $0, respectively.

As of June 29, 2014, we had equity of $2.91 million and total loan debt of $3.63 million, resulting in a debt to equity ratio of 1.25 to 1. Our debt to equity ratio was 1.25 to 1 as of September 29, 2013.

Operating Activities

Net cash provided by operating activities was $233,219 for the nine month period ended June 29, 2014, compared to $146,966 provided by operating activities for the nine month period ended June 30, 2013, an improvement of $86,253. The improvement in cash provided by operating activities was the result of our strong operating results and efficient working capital management during the nine month period ended June 29, 2014.

Investing Activities

Net cash used in investing activities was $158,171 for the nine month period ended June 29, 2014, compared to $270,820 used in investing activities for the nine month period ended June 30, 2013, a decrease of $112,649, driven primarily by lower capital expenditures.

Financing Activities

Net cash used in financing activities was $83,387 for the nine month period ended June 29, 2014, compared to $196,150 provided by financing activities for the nine month period ended June 30, 2013, resulting in a net change of $279,537. This favorable change was driven an improvement in cash provided by operating activities combined with lower capital expenditures.

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

Not applicable

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

On July 28, 2014, the Company was notified by Silberstein Ungar, PLLC (“Silbersten Ungar”), the Company’s independent registered accounting firm, that its principals joined the accounting firm of KLJ & Associates, LLP (“KLJ & Associates”) and would no longer act as an independent registered public accounting firm. As a result, on July 28, 2014, Silberstein Ungar resigned as the Company’s independent registered public accounting firm. On July 31, 2014, the Company’s Board of Directors, acting upon the recommendation of the Company’s audit committee, approved the engagement of KLJ & Associates as the Company’s independent registered public accounting firm. The Registrant’s principal executive officer and principal financial have determined that this change in accounting firms had no material affect on the Registrant’s internal control over financial reporting.

There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended June 29, 2014 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibit

10.1	Employment Contract between Dale Van Voorhis and Parks! America, Inc. dated as of June 1, 2014
31.1	Certification by Chief Executive Officer as required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer as required by Rule 13a-14 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Certification of Chief Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

August 6, 2014	By: /s/ Dale Van Voorhis
Dale Van Voorhis
Chief Executive Officer
(Principal Executive Officer)