Form 10-K
period 2014-09-28
PARKS AMERICA, INC
filed 2014-12-11
CIK 1297937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

Yes      . No  X .

The aggregate market value of the issued and outstanding stock held by non-affiliates of the registrant, based upon the most recent sale of the Company's common stock at a price of $0.030 per share, was approximately $955,920. For purposes of the above statement only, all directors, executive officers and 10% stockholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of December 5, 2014, the issuer had 74,231,537 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2014

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, references to "Parks! America, Inc.," "Parks! America," "the Company," "we," "us," and "our" refer to Parks! America, Inc. and our wholly owned subsidiaries.

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

The forward-looking statements we make in this Annual Report on Form 10-K are based on management’s current views and assumptions regarding future events and speak only as of the date of this report. We assume no obligation to update any of these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting these forward-looking statements, except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”).

PART I

ITEM 1. BUSINESS

Overview

Parks! America, Inc., through our wholly owned subsidiaries, owns and operates two regional theme parks and is in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. Our wholly owned subsidiaries are Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”) and Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”). Wild Animal – Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”).

Our Parks are open year round but experience increased seasonal attendance during the months of April through August. On a combined basis, net sales for the third and fourth quarter of the last two fiscal years represented approximately 70% to 72% of annual net sales.

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

We believe that acquisitions, if any, should not unnecessarily encumber the Company with additional debt that cannot be justified by current operations. By using a combination of equity, debt and other financing options, we intend to carefully monitor stockholder value in conjunction with our pursuit of growth.

We may also pursue contract management opportunities for themed attractions owned by third parties.

Shares of our common stock trade on the OTC Markets Group OTCQB marketplace (“OTCQB”) under the symbol, “PRKA.”

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

On December 19, 2003, Royal Pacific Resources, Inc. acquired the assets of Great Western Parks LLC pursuant to a Share Exchange Agreement that set the stage for our current corporate structure and operating strategy. We changed the name of the Company to “Great American Family Parks, Inc.” The acquisition was accounted for as a “reverse acquisition” in which Great Western Parks was considered to be the acquirer of Royal Pacific Resources for reporting purposes. Our common stock outstanding increased from 2,533,000 to 29,600,000 as a result of the transaction. As of June 11, 2008, the Company changed its name from Great American Family Parks, Inc. to its current name, “Parks! America, Inc.” In addition, effective June 25, 2008, the Company's quotation symbol on the OTCQB was changed from “GFAM” to “PRKA.”

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

A majority of Wild Animal – Georgia’s animals are born in the Georgia Park and the animals we acquire are generally purchased domestically. We rarely import animals. Auctions and sales of animals across the United States occur often and we may acquire animals in these auctions if we see an opportunity to enhance our Parks. Due to natural breeding, the animal population in the Georgia Park has grown in recent years. From time to time, we sell animals born in the Park, and these proceeds are recorded as revenue. The Company had $10,875 in receivables from the sale of animals as of September 29, 2013 and no similar receivables as of September 28, 2014.

Food and beverages are purchased locally, although the main products and ingredients for the Noble Roman’s Pizza and Tuscano’s Subs are purchased from the national franchising company. As of June 21, 2005, we purchased franchise rights to own and operate Noble Roman’s Pizza and Tuscano’s Italian Subs food franchises at our Georgia Park. The franchise agreement had an initial term of 5 years and has been renewed through June 20, 2015. The franchisor receives a royalty 7.0% on gross product sales.

Wild Animal, Inc. – The Missouri Park

Wild Animal – Missouri purchased the Missouri Park as of March 5, 2008. The Missouri Park is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and 45 miles north of Branson. The Missouri Park is a drive-through wild animal park with five-mile course permitting access to approximately 600 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout the natural habitat. Visitors to the Missouri Park are able to observe and photograph the animals from their own cars as they drive throughout the natural habitat area. Visitors are also able to feed the animals in the natural habitat area on Company operated buses. Some animals are contained in special fenced-in areas within natural habitats and other animals are located in a more traditional zoo-like atmosphere. In addition, the Park offers a gift shop, a food and beverage area and a petting zoo. During our 2013 fiscal year, we opened a reptile house within the more traditional zoo-like area of the Missouri Park, featuring reptiles from several continents.

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

Our business plan is predicated upon the acquisition of additional local or regional theme parks and attractions; and, the improvement and expansion of our current facilities and offerings. However, there can be no assurance that we will be successful in acquiring and operating additional local or regional theme parks and attractions. Competition for acquisition opportunities in the theme park industry is intense as there are a limited number of parks within the United States that could reasonably qualify as acquisition targets for us. Our acquisition strategy is dependent upon, among other things, our ability to: identify acquisition opportunities; obtain debt and equity financing; and obtain necessary regulatory approvals. Our ability to pursue our acquisition strategy may be hindered if we are not able to successfully identify acquisition targets or obtain the necessary financing or regulatory approvals, including but not limited to those arising under federal and state antitrust and environmental laws.

Significant amounts of additional financing may be necessary for the implementation of our Business Plan.

The Company may require additional debt and equity financing to pursue its acquisition strategy. There can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to substantially curtail our expansion plans. Furthermore, the issuance by the Company of any additional securities would dilute the ownership of existing stockholders and may affect the price of our common stock.

The Theme Park Industry is highly competitive and we may be unable to compete effectively.

The theme park industry is highly competitive, highly fragmented, rapidly evolving, and subject to technological change and intense marketing by providers with similar products. One of our competitors for attracting general recreation dollars, Callaway Gardens, is located within five miles of our Wild Animal Safari park in Georgia. Branson, Missouri is located just 45 minutes from our Wild Animal Safari park in Strafford, Missouri. Many of our current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we have. In the event that such a competitor expends significant sales and marketing resources in one or several markets we may not be able to compete successfully in such markets. The Company believes that competition will continue to increase, potentially placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce costs commensurate with such price reductions. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar products offered or proposed to be offered by us. If our competitors were to provide better and more cost effective products, our business could be materially and adversely affected.

We face strong competition from numerous entertainment alternatives.

In addition to competing with other themed and amusement parks, our venues compete with other types of recreational venues and entertainment alternatives, including but not limited to movies, sports attractions, vacation travel and video games. There can be no assurance that we will successfully differentiate ourselves from these entertainment alternatives or that consumers will consider our entertainment offerings to be more appealing than those of our competitors. The increasing availability and quality of technology-based entertainment has provided families with a wider selection of entertainment alternatives in their homes, including home entertainment units, in-home and online gaming, as well as on-demand streaming video and related access to various forms of entertainment. In addition, traditional theme parks have been able to reduce the cost and increase the variety of their attractions by implementing technologies that cannot be readily incorporated by wild animal parks such as our Georgia and Missouri Parks.

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

The suspension or termination of any of our business licenses may have a negative impact on our business.

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

Our success is heavily dependent on the continued active participation of our executive officers. Loss of the services of one or more of these officers could have a material adverse effect upon our business, financial condition or results of operations. In particular, we place substantial reliance upon the efforts and abilities of Dale Van Voorhis, Chairman of the Board of Directors and Chief Executive Officer of the Company and Jim Meikle, Chief Operating Officer and a Director of the Company, and President of Wild Animal – Missouri and Wild Animal – Georgia. The loss of Mr. Van Voorhis or Mr. Meikle's services could have a serious adverse effect on our business, operations, revenues or prospects.

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

Risk Factors Relating to Our Common Stock:

Our Common Stock is subject to the “penny stock” rules of the SEC and the trading market in our Common Stock is limited, which makes transactions in our Common Stock cumbersome and may reduce the value of an investment in our Common Stock.

Our common stock is considered a "penny stock" and the sale of our stock by you will be subject to the "penny stock rules" of the SEC. The penny stock rules require broker-dealers to take steps before making any penny stock trades in customer accounts. As a result, the market for our shares could be illiquid and there could be delays in the trading of our stock, which would negatively affect your ability to sell your shares and could negatively affect the trading price of your shares.

We do not expect to pay dividends for some time, if at all.

As of the date of this report, no cash dividends have been paid on our common stock. We expect that any income generated by our operations will be devoted to our future operations and growth, as well as to service our debt. We do not expect to pay cash dividends in the near future. Any future determination as to the payment of dividends on our common stock will be at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our Board of Directors. The provisions of credit agreements, which we may enter into from time to time, may also restrict the declaration of dividends on our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We own and operate the following wild animal theme parks:

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

Wild Animal, Inc. – The Missouri Park

Wild Animal – Missouri purchased the Missouri Park as of March 5, 2008. The Missouri Park is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and 45 miles north of Branson. The Missouri Park is a drive-through wild animal park with a five-mile course permitting access to approximately 600 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout the natural habitat. Visitors to the Missouri Park are able to observe and photograph the animals from their own cars as they drive throughout the natural habitat area. Visitors are also able to feed the animals in the natural habitat area on Company operated buses. Some animals are contained in special fenced-in areas within natural habitats. Other animals are located in a more traditional zoo-like atmosphere. In addition, the Park offers a gift shop, a food and beverage area and a petting zoo. During the 2013 fiscal year we opened a reptile house within the more traditional zoo-like area of the Missouri Park, featuring reptiles from several continents

ITEM 3. LEGAL PROCEEDINGS

In September 2009, we filed an action against our former President and CEO in the Eighth Judicial District Court of the State of Nevada (Parks! America, Inc. vs. Eastland; et al., Case No. 09-A-599668). We brought this action in an attempt to obtain a Temporary Restraining Order and injunctive relief against the Eastland Defendants (former President and CEO Larry Eastland and his related companies) as to the Eastland Defendants’ attempt to install a new board of directors for the Company. The Temporary Restraining Order was granted, as was the Preliminary Injunction.

In June 2012, we amended our complaint against the Eastland Defendants to, among other things, add new claims for relief, as well as join as defendants, LEA Capital Advisors, LLC, an entity controlled by Mr. Eastland (together the Eastland Defendants), and Stanley Harper and Computer Contact Service, Inc., an entity controlled by Mr. Harper (together the Harper Defendants) for breaches of contract and fiduciary duty with regard to the Company’s purchase of TempSERV on September 30, 2007 and its subsequent re-conveyance of TempSERV to Computer Contact Service, Inc. as of December 30, 2008. We are seeking damages in excess of $1.8 million as a result of those transfers.

Discovery was conducted on the claims between the parties, after which the Harper Defendants filed for summary judgment asking that the claims against them be dismissed. After briefing and argument, the Court granted summary judgment in favor of the Harper Defendants. Because one of the contracts involved had a provision for legal fees, the Harper Defendants also filed a motion for legal fees and costs. On October 24, 2014, the Court ordered us to pay approximately $304,328 in costs and attorney’s fees to the Harper Defendants.

We are in the process of appealing the summary judgment and the award of fees and costs. Although we cannot predict the ultimate outcome of this lawsuit, we believe the Court’s summary judgment award in favor of the Harper Defendants is in error and are vigorously pursuing our position on appeal. However, as the award of legal fees and costs has been granted, we have recorded a liability for this award as of September 28, 2014. During the appeal process we may be compelled to post a bond or other security in the amount of 150% of the judgment.

The remainder of the District Court case against the Eastland Defendants has been stayed pending the result of the appeal. We intend to proceed with our case against the Eastland Defendants regardless of the result of the appeal. If the summary judgment decision is reversed upon appeal, that action will proceed against both the Eastland Defendants and the Harper Defendants.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTCQB under the symbol "PRKA". Effective June 25, 2008, the Company's quotation symbol on the OTCQB was changed from GFAM to PRKA. The table below sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the OTCQB. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits. As of September 28, 2014, there were 74,231,537 shares outstanding held by approximately 3,200 stockholders of record. The number of stockholders of record does not reflect shares held beneficially or those shares held in "street" name.

		High	Low
2014	First Quarter	$0.030	$0.019
	Second Quarter	$0.025	$0.020
	Third Quarter	$0.053	$0.020
	Fourth Quarter	$0.074	$0.046

2013	First Quarter	$0.033	$0.016
	Second Quarter	$0.049	$0.020
	Third Quarter	$0.054	$0.024
	Fourth Quarter	$0.030	$0.021

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our consolidated financial statements for the year ended September 28, 2014 provided in this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

The forward-looking information set forth in this Annual Report on Form 10-K is as of the date of this filing, and we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "RISK FACTORS" in this Annual Report on Form 10-K.

Overview

Through our wholly owned subsidiaries, we own and operate two regional theme parks and are in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. Our wholly owned subsidiaries are Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”) and Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”). Wild Animal – Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”).

Our Parks are open year round but experience increased seasonal attendance during the months of April through August. On a combined basis, net sales for the third and fourth quarter of the last two fiscal years represented approximately 70% to 72% of annual net sales.

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

We believe that acquisitions, if any, should not unnecessarily encumber the Company with additional debt that cannot be justified by current operations. By using a combination of equity, debt and other financing options, we intend to carefully monitor stockholder value in conjunction with the pursuit of growth.

We also may pursue contract management opportunities for themed attractions owned by third parties.

As we look at our operations as of September 28, 2014, one of our highest priorities is to continue to improve operating profit at our Missouri Park. Since we acquired our Missouri Park in March 2008, we have worked to upgrade the Park’s physical facilities and dramatically improve its concessions. However, we believe that years of operation under the prior owners resulted in negative preconceptions about the condition of the Park, and we continue to work bring the public’s perception of the Park in line with its current condition and level of service. We expect that over the course of several years our efforts will ultimately yield favorable results. We will continue to focus our efforts to promote our Missouri Park and make improvements as our capital budget allows.

We are also committed to leveraging the strong operating model we have established at our Georgia Park, with a focus on increasing Park attendance, as well as increasing the revenue generated per visitor via concession and gift shop revenues.

On January 9, 2013, we completed a $3,752,000 loan transaction (the “Refinancing Loan”), the proceeds of which were used primarily to refinance our then-outstanding debt and fund $230,000 of new construction and renovations at our Parks.

The Refinancing Loan lowered our anticipated annual debt service payments. Prior to the Refinancing Loan, our then outstanding mortgages required annual debt service payments totaling $490,000 as compared to new estimated annual debt service payments totaling $316,000, a reduction of $174,000 compared with the previous year. We anticipate that this reduction of our annual cash requirements for debt service will free up cash flow to fund operations and capital improvements at our Parks.

While the Refinancing Loan provides us with incremental cash flow margin, our current size and operating model leave us little room for error. Any future capital raised by us is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, us may not be sufficient to fund our capital and liquidity needs for the near-term.

Consolidated and Segment Results of Operations For the Year Ended September 28, 2014 as Compared to the Year Ended September 29, 2013

We manage our operations on an individual location basis. Discrete financial information is maintained for each Park and provided to our corporate management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow. We use this measure of operating profit to gauge segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each segment.

The following table shows our consolidated and segment operating results for the years ended September 28, 2014 and September 29, 2013:

	Georgia Park		Missouri Park		Consolidated
	2014	2013	2014	2013	2014	2013
Total net sales	$3,136,779	$2,881,847	$873,058	$871,851	$4,009,837	$3,753,698
Segment income (loss) from operations	1,310,924	1,039,717	(97,140)	(69,567)	1,213,784	970,150
Segment operating margin %	41.8%	36.1%	(11.1%)	(8.0%)	30.3%	25.8%

Corporate expenses					(691,682)	(594,223)
Judgment under appeal					(304,328)	−
Other income, net					7,766	8,018
Gain on retirement of debt					−	105,656
Interest expense					(209,964)	(240,775)
Amortization of loan fees					(10,408)	(7,373)
Income before income taxes					$5,168	$241,453

Total Net Sales

The Company’s total net sales for the year ended September 28, 2014 increased by $256,139, or 6.8%, to $4,009,837 versus year ended September 29, 2013. Georgia Park net sales increased by $254,932, or 8.8%, primarily due to an increase in the average revenue per guest as well as higher animal sales. Net sales for our Missouri Park increased $1,207. Our Missouri Park’s attendance was unfavorably impacted by severe weather during December 2013 through mid-March 2014, during which it was forced to close for several extended periods. Consolidated revenue increased 9.6% during the fourth quarter of the 2014 fiscal year, 12.5% for our Georgia Park and 3.0% for our Missouri Park. We believe these increases reflect the potential for revenue growth at each Park under normal weather conditions.

Attendance at our Georgia Park declined by 2.4% in the 2014 fiscal year as compared to the prior year, while attendance at our Missouri Park decreased by 8.0% for the same period. Our Georgia Park increased revenue per customer by 11.5%, while revenue by customer for our Missouri Park increased 8.9%. Both Parks generated higher revenue per customer as a result of higher admission pricing, as well as the continued focus on the cross selling of other products and services.

Segment Operating Margin

The combined operating margin for both Parks was $1,213,784, an increase of $243,634 for the year ended September 28, 2014. The operating margin for our Georgia Park increased by $271,207, primarily as a result of higher revenue per guest, and to a lesser extent increased animal sales and lower net operating expenses. The operating margin for our Missouri Park decreased by $27,573, principally as a result of lower attendance and higher net operating costs, partially offset by higher revenue per guest and higher animal sales.

Corporate Expenses

Corporate spending increased by $97,459 during the year ended September 28, 2014, primarily as a result of higher legal fees.

Judgment Under Appeal

On October 24, 2014, we were ordered by the Eighth Judicial District Court of the State of Nevada to pay $304,328 in legal fees and costs to certain defendants related to legal proceedings wherein we are seeking recovery of damages related to the our purchase of TempSERV on September 30, 2007 and the subsequent re-conveyance of TempSERV to its prior owner as of December 30, 2008. We believe this award was made in error and are vigorously seeking to overturn the ruling on appeal. However, as the award of legal fees and costs has been granted, we have recorded a liability for this award as of September 28, 2014.

For additional information, see “NOTE 8. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Other Income and Interest Expense

Other income, net decreased by $252 to $7,766 for the year ended September 28, 2014.

Under the terms of the seller-financing note associated with the acquisition of the Missouri Park, we were entitled to a discount if this note was paid in full before March 5, 2013. We paid off this note in full on January 9, 2013 and recorded the gain of $105,656 during our 2013 fiscal year.

Interest expense, including amortization of loan fees, was $220,372 for the year ended September 28, 2014, a decrease of $27,776. Interest expense on our borrowings decreased by $17,089, primarily as a result of lower average borrowings, as well as lower interest rates associated with our January 2013 Refinancing Loan. The remaining decrease relates to a 2013 fiscal year interest charge of $10,687 assessed by the State of Georgia associated with income taxes for the fiscal years 2009, 2010 and 2011.

Income Taxes

Based on our cumulative net tax operating loss carry-forwards, we do not expect to pay U.S. Federal income taxes for our 2014 fiscal year; therefore, we have not recorded a related U.S. Federal income tax provision. For the fiscal years ended September 28, 2014 and September 29, 2013, we recorded State of Georgia income provisions of $12,750 and $12,000, respectively.

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

Net Income and Income Per Share

Our net loss for the year ended September 28, 2014 was $7,582 or $0.00 per basic share and per fully diluted share, a decrease of $198,483, as compared with net income of $190,901 or $0.00 per basic share and per fully diluted share, for the year ended September 29, 2013.

Excluding the impact of the $304,328 charge for the judgment under appeal, our net income for the year ended September 28, 2014 would have been $296,746. Excluding the impact of the $105,656 gain from paying off debt related to the Missouri Park, as well as the $49,239 aggregate charge associated with the State of Georgia income tax and interest assessments, each recorded in our 2013 fiscal year, our net income for the year ended September 29, 2013 would have been $134,484. On a net basis, excluding the outlined items, our net income for the year ended September 28, 2014 improved by $162,262, primarily as a the result of a $271,207 improvement in the operating margin of our Georgia Park and a $17,089 reduction in interest expense, partially offset by higher corporate spending of $97,459 and a $27,573 decrease in the operating margin for our Missouri Park.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Our slow season starts after Labor Day in September and runs until Spring Break, which typically begins toward the end of March. During these two fiscal quarters we have historically experienced negative cash flow from operations, requiring us to borrow to fund operations and prepare the Parks for the busy season during the third and fourth quarters of our fiscal year. Our 2014 and 2013 fiscal year seasonal borrowing needs were supported by our Commercial Bank & Trust Company of Troup County (“CB&T”) line of credit (“LOC”), as well as seasonal loan facilities from two members of our Board of Directors, on the same terms and conditions as our LOC with CB&T.

We believe that our performance has improved to the point that cash flow from operations will be sufficient to fund operations, make debt-service payments and spend modestly on capital improvements in the near-term. Our principal source of income is from Park attendance revenues, which are projected to provide sufficient cash flow to fund operations and service our current debt. During the next twelve months, management will focus on increasing Park attendance revenues. Any slowdown in revenue or unusual capital outlays may require us to seek additional capital.

Our working capital was $167,443 at September 28, 2014 compared to $149,531 at September 29, 2013. This improvement in working capital is primarily the result cash provided by operations during our 2014 fiscal year.

As detailed in “NOTE 8. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, on October 24, 2014, we were ordered by the Eighth Judicial District Court of the State of Nevada to pay $304,328 in legal fees and costs to certain defendants related to legal proceedings wherein we are seeking recovery of damages related to the our purchase of TempSERV on September 30, 2007 and the subsequent re-conveyance of TempSERV to its prior owner as of December 30, 2008. We believe this award was made in error and are vigorously seeking to overturn the ruling on appeal. During the appeal process we may be compelled to post a bond or other security in the amount of 150% of the judgment. We are considering various alternatives to fund the posting of a bond or other security related to this matter, if necessary, during the appeal process.

Our total debt, including current maturities, at September 28, 2014 was $3.59 million compared to $3.72 million at September 29, 2013, as decrease of $120,935 as a result of normal principal payments on our term loan from CB&T. There were no borrowings on our CB&T LOC or other seasonal borrowing arrangements at September 28, 2014 and September 29, 2013, respectively.

As of September 28, 2014 we had stockholders’ equity of $2.97 million and total debt of $3.59 million, resulting in a debt to equity ratio of 1.21 to 1, compared to 1.25 to 1 as of September 29, 2013.

Operating Activities

Net cash provided by operating activities was $667,492 and $384,353, for the fiscal years 2014 and 2013, respectively. This $283,139 increase was primarily attributable to higher attendance revenues at our Georgia Park, as well as lower cash requirements for interest and income taxes.

Investing Activities

During our 2014 fiscal year, we spent $212,729 on capital improvements at our Parks, compared to $366,534 spent on capital improvements during our 2013 fiscal year. Proceeds from the disposition of property and equipment were $14,485 during our 2014 fiscal year, compared to $28,474 during our 2013 fiscal year.

2014 fiscal year spending on property and equipment at our Georgia Park included improvements to the drive-through roads, annual requirements for our rental vehicle fleet, improvements to several animal exhibits, as well as various animal acquisitions. 2014 fiscal year spending on property and equipment at our Missouri Park included improvements to various animal exhibits, several building and facilities improvements, as well as vehicle and park maintenance equipment additions.

2013 fiscal year spending on property and equipment at our Missouri Park included remodeling the Park’s gift shop and main entrance, as well as upgrading its restrooms. In addition, we added a new reptile attraction and refurbished many of the animal exhibits. 2013 fiscal year spending on property and equipment at our Georgia Park included renovating many of our animal exhibits, upgrading the rental vehicle fleet and building a new food preparation structure for animals on special diets. We also renovated the Georgia Park’s main food concession area and repainted all its main buildings.

Financing Activities

During our 2014 fiscal year, we used $120,935 of cash in financing compared to $119,274 of cash provided by financing activities during our 2013 fiscal year, resulting in an aggregate net change of $240,209. This change was primarily the result of higher cash provided by operating activities and lower cash used for property and equipment acquisitions in our 2014 fiscal year compared to the prior year.

During our 2014 fiscal year we used $120,935 of cash in financing activities to make scheduled principal payments toward our term loan with CB&T. During our 2013 fiscal year, we completed the refinancing of all our then-outstanding debt, retired all mortgages and replaced them with a single 20-year term loan. In addition, this new financing provided $230,000 for construction and renovations at the Parks, which was fully utilized as of September 29, 2013.

Borrowing Agreements

On January 9, 2013, we completed the Refinancing Loan with CB&T. The Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term. The Refinancing Loan bears interest at the rate of Prime Rate plus 2.50% or 5.75% during the first five years of the Loan term. Thereafter, the interest rate will be re-priced every five years based on the then-Prime Rate plus 2.50%.

As a result of the Refinancing Loan, we lowered our anticipated annual debt service payments. Prior to the Refinancing Loan, our then outstanding mortgages required annual debt service payments totaling $490,000 as compared to new estimated annual debt service payments totaling $316,000, a reduction of $174,000 compared with the previous year. We anticipate that the reduction of our annual cash requirements for debt service will free up cash flow to fund operations and capital improvements at our Parks.

Subsequent Events

See “PART I, ITEM 3. LEGAL PROCEEDINGS” and “NOTE 8. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are set forth in “NOTE 2. SIGNIFICANT ACCOUNTNG POLICIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, which should be reviewed as they are integral to understanding our results of operations and financial position. Our critical accounting policies are periodically reviewed with the Audit Committee of the Board of Directors of the Company.

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to long-lived assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Although actual results historically have not deviated significantly from those determined using our estimates, our results of operations or financial condition could differ, perhaps materially, from these estimates under different assumptions or conditions.

Long-lived Assets, including Property and Equipment

Property and equipment are stated at cost. Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the assets. Repairs and maintenance are charged to expense as incurred. Depreciation of property and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the respective assets. We make subjective assessments as to these useful lives for purposes of determining the amount of depreciation to record annually with respect to our investments in property and equipment. These assessments have a direct impact on our net income or loss, as a change in the estimated useful economic lives of our investments in property and equipment would increase or decreased depreciation expense, thereby decreasing or increasing net income or loss. We review long-lived assets whenever circumstances change such that the recorded value of an asset may not be recoverable and therefore impaired.

Accounting for Income Taxes

We account for income taxes under the asset and liability method, under which deferred tax assets and liabilities are recognized for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. We review our deferred tax assets to determine whether their value can be realized based upon available evidence. A valuation allowance is established when we believe that it is more likely than not that some portion of its deferred tax assets will not be realized.

Significant judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We record deferred tax assets, primarily resulting from net operating loss carry-forwards, to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. In the event we determine it is more likely than not we will not realize our deferred tax assets we establish a valuation allowance. As of September 28, 2014 and September 29, 2013, we have fully reserved for our net operating loss carry-forwards due to uncertainties related to our ability to utilize these deferred tax assets before they expire.

Contingencies

As described more fully in “NOTE 8. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, we are involved in legal proceedings that have a high degree of uncertainty associated with them. We periodically assess the likely outcome of these proceedings and the adequacy of reserves, if any, provided for their resolution. There can be no assurance that the ultimate outcomes of these proceedings will not differ materially from our current assessment thereof, nor that all proceedings that may currently be brought against us are known by us at this time.

Uncertainties

Our consolidated financial statements have been prepared on a going concern basis. The January 9, 2013 refinancing of all our then outstanding debt lowered our required annual debt service payments by approximately $174,000. We believe this refinancing provides us additional margin to continue to fund our operations and meet our debt service obligations. However, our ability to continue as a going concern during the next twelve months continues to depend on our ability to generate revenues from operations, and to maintain our existing sources of capital and to meet our existing debt service obligations or obtain additional sources of capital. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Other Significant Accounting Policies

Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed above, are also critical to understanding our consolidated financial statements. The Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K contain additional information related to our accounting policies and should be read in conjunction with this discussion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related notes are set forth at pages F-1 through F-16 in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 28, 2014, we were notified by Silberstein Ungar, PLLC (“Silbersten Ungar”), the Company’s independent registered accounting firm, that its principals joined the accounting firm of KLJ & Associates, LLP (“KLJ & Associates”) and would no longer act as an independent registered public accounting firm. As a result, on July 28, 2014, Silberstein Ungar resigned as the Company’s independent registered public accounting firm. On July 31, 2014, the Company’s Board of Directors, acting upon the recommendation of the Company’s audit committee, approved the engagement of KLJ & Associates as the Company’s independent registered public accounting firm. The Registrant’s principal executive officer and principal financial have determined that this change in accounting firms had no material affect on the Registrant’s internal control over financial reporting.

There have been no disagreements with our independent accountants regarding accounting or financial disclosures.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Registrant's internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Registrant's fiscal quarter ended September 28, 2014 that have materially affected, or is reasonable likely to materially effect, the Registrant's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Dale Van Voorhis	73	Chief Executive Officer and Director
Jim Meikle	73	Chief Operating Officer and Director
Todd White	52	Chief Financial Officer
Jeff Lococo	57	Secretary and Director
Christopher Eastland	42	Director
Charles Kohnen	47	Director

Dale Van Voorhis

Dale Van Voorhis was appointed as our Chief Executive Officer on January 27, 2011. Mr. Van Voorhis was re-appointed to our board of directors on March 13, 2009, and served as the Company’s Chief Operating Officer from March 28, 2009 until January 27, 2011. Mr. Van Voorhis previously served as a Director of the Company from December 2003 through December 2006. During his previous tenure at Parks! America, Inc., Mr. Van Voorhis served on the Company’s Audit Committee as Chairman and Financial Expert. Mr. Van Voorhis previously served as Chief Financial Officer, President and Director of GFAM Management Corporation from December 2003 through December 2006. In addition, Mr. Van Voorhis has been the President of Amusement Business Consultants, Inc., an amusement industry consulting company, since its inception in 1994. Mr. Van Voorhis was President and CEO of Funtime Parks Inc. from 1982 until 1994. Funtime Parks consisted of three parks in New York and Ohio and they generated total attendance of 2.6 million visitors in 1993. The Company sold the three parks for $60 million. Mr. Van Voorhis has over forty years’ experience in the amusement / entertainment industry.

Jim Meikle

Jim Meikle was appointed Chief Operating Officer on January 27, 2011 and has been a Director of the Company since May 2006. He also is President of Wild Animal Safari, Inc., and Wild Animal, Inc, wholly owned subsidiaries of the Company. Since 1994, Jim Meikle has served as Vice President of Amusement Business Consultants, Inc., an entertainment industry consulting company based in Ohio. Since 1994, Mr. Meikle has also been the owner of Turk-Meikle Construction, Inc., a general contracting business in Ohio. Mr. Meikle has worked in the amusement / entertainment industry for over 45 years in various management operations positions at Cedar Point, Inc. and Funtime Parks, Inc.

Todd White

Todd White was appointed the Chief Financial Officer of Parks! America on May 31, 2013 and was appointed as a Director of the Company effective January 1, 2014. Prior to joining the Company, from 1992 through 2011, Mr. White was an executive with The Scotts Miracle-Gro Company in a variety of roles, and most recently served as its Vice President, Global Controller from 2005 through 2011. Mr. White was with Price Waterhouse in Cincinnati, Ohio from 1986 to 1992. He received a B.A. in business administration from The Ohio State University and an M.B.A. from the University of Wisconsin-Madison. He currently serves on the Board of Directors of Farms For City Kids Foundation.

Jeff Lococo

Jeff Lococo was appointed Secretary of the Company on January 27, 2011 and has been a Director of the Company since May 2006. Mr. Lococo is President of Lococo Company LLC., an industry leading consulting firm in the amusement and resort industry segment. Mr. Lococo began his career with the Marriott Corporation theme park division, progressed through middle management to General Manager level in 1990 with Funtime Parks Inc. From 1994 to 2000, Mr. Lococo held various executive vice president level positions with the Six Flags Inc. Mr. Lococo joined Great Wolf Resorts Inc. in March of 2000 as General Manager of Great Wolf Lodge Sandusky, Ohio, and in 2005 was promoted to Corporate Vice President of Resort Operations for all Great Wolf Lodge Resorts. Mr. Lococo has over thirty-five years of experience in the theme/water park, entertainment and hospitality industry.

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

Charles Kohnen

Charles Kohnen has been a director of the Company since October 19, 2010. Mr. Kohnen has a diverse business background including experience with planning and executing management strategies for turnaround companies. From 1998 to 2006 he was Managing Partner of Kohnen Realty Co., a real estate and stock investment company that he co-founded, where he was responsible for all aspects of the business including the coordination of all legal, accounting and buyout issues. Currently, Mr. Kohnen serves as Chairman of the Managing Member Board of Teller’s of Hyde Park, Ltd., a privately held restaurant located in Cincinnati, Ohio. Mr. Kohnen also serves on the Boards of two non-profit organizations and earned a Bachelor of Science degree in General Business from Miami University in Oxford, Ohio.

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

Audit Committee

Our Audit Committee is responsible for: (1) overseeing the accounting and financial reporting processes of the Company, including the audits of the Company’s consolidated financial statements; (2) appointing, compensating and overseeing the work of the independent registered public accounting firm employed by the Company; (3) assisting the Board in its oversight of: (a) the integrity of the Company’s consolidated financial statements, (b) the independent registered public accounting firm’s qualifications and independence; and (4) undertaking the other matters required by applicable rules and regulations of the SEC. Our Audit Committee is comprised of four directors, Charles Kohnen, Jeff Lococo, Jim Meikle and Dale Van Voorhis. The Board has determined that Dale Van Voorhis qualifies as an “audit committee financial expert” as that term is defined in the applicable SEC Rules.

Our Audit Committee met once in the twelve-month period ended September 28, 2014.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish our Company with copies of all Section 16(a) reports they file. Based upon a review of those forms and any written representations regarding the need for filing Forms 5, to the best of the Company’s knowledge, no required Section 16(a) reports were filed late.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, for the years ended September 28, 2014, September 29, 2013 and September 30, 2012.

		Salary	Bonus	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name & Principal Position	Year(1)	($)	($)	($)	($)	($)	($)	($)	($)

James Meikle	2014	135,000	−	625	−	−	−	−	135,625
President - Wild Animal	2013	127,500	5,000	250	−	−	−	−	132,750
Safari, Inc. and Wild	2012	120,000	−	250	−	−	−	−	120,250
Animal Inc., Director
and Chief Operating
Officer - Parks! America

Dale Van Voorhis	2014	80,000	−	625	−	−	−	−	80,625
Chief Executive Officer	2013	75,000	−	250	−	−	−	−	75,250
and Director - Parks!	2012	75,000	−	250	−	−	−	−	75,250
America

Todd White	2014	50,000	10,000	−	−	−	−	−	60,000
Chief Financial Officer and	2013	16,667	−	−	−	−	−	−	16,667
Director - Parks! America

FORMER OFFICER
Jon Laria	2013	60,694	−	250	−	−	−	−	60,944
Chief Financial Officer and	2012	50,000	−	250	−	−	−	−	50,250
Director - Parks! America(1)

(1)

Effective May 20, 2013, Mr. Laria resigned from the Company’s Board of Directors and as its Chief Financial Officer.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended September 28, 2014.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	Shares/($)	($)	($)	($)	($)	($)
Dale Van Voorhis	−	25,000	−	−	−	−	625
		(625)

James Meikle	−	25,000	−	−	−	−	625
		(625)

Christopher Eastland	−	25,000	−	−	−	−	625
		(625)

Jeff Lococo	−	25,000	−	−	−	−	625
		(625)

Charles Kohnen	−	25,000	−	−	−	−	625
		(625)

We do not pay directors cash compensation for their service as directors. Each director was awarded an annual grant of 25,000 Shares for their service to the Company.

Employment Agreements

Effective June 1, 2009, we entered into an employment agreement with Dale Van Voorhis (the “2009 Van Voorhis Employment Agreement”) to serve as our Chief Operating Officer. Effective January 27, 2011, Mr. Van Voorhis was appointed as our Chief Executive Officer. The 2009 Van Voorhis Employment Agreement expired on May 31, 2014 and was replaced by an employment agreement between the Company and Mr. Van Voorhis dated as of June 1, 2014 (the “2014 Van Voorhis Employment Agreement”). Pursuant to the 2014 Van Voorhis Employment Agreement, Mr. Van Voorhis receives an initial base compensation in the amount of $90,000 per year, which is reviewed annually by the Board of Directors. The 2014 Van Voorhis Employment Agreement has a term of two years and entitles Mr. Van Voorhis to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

On April 1, 2008, we entered into an employment agreement with Jim Meikle (the “2008 Meikle Employment Agreement”) pursuant to which Mr. Meikle was hired to serve as the President and Chief Executive Officer of each of our wholly owned subsidiaries. Effective January 27, 2011, Mr. Meikle was appointed as our Chief Operating Officer. The 2008 Meikle Employment Agreement expired on March 31, 2013 and was replaced by an employment agreement between the Company and Mr. Meikle dated as of April 1, 2013 (the “2013 Meikle Employment Agreement”). Pursuant to the 2013 Meikle Employment Agreement, Mr. Meikle receives an initial base compensation in the amount of $135,000 per year, which is reviewed annually by the Board of Directors. The 2013 Meikle Employment Agreement has a term of two years and entitles Mr. Meikle to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Effective January 1, 2014, we entered into an employment agreement with Todd White (the “White Employment Agreement”) to serve as our Chief Financial Officer. As consideration for his services, Mr. White will receive an initial base compensation of $50,000 per year, which is to be reviewed annually by the Board of Directors. Mr. White also received a $10,000 signing bonus. The White Employment Agreement has a term of five years and entitles Mr. White to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause or (ii) in the event of a change in control of the Company. This additional severance compensation payable totals $455,000.

We entered into an employment agreement as of June 1, 2009, as amended on March 20, 2013, with Jon Laria pursuant to which Mr. Laria served as our Chief Financial Officer. Effective May 20, 2013, Mr. Laria resigned as our Chief Financial Officer and as a member of the Board of Directors of the Company. Mr. Laria received a one-time payment of $25,000 in connection with his resignation.

Stock Option and Award Plan

A Stock Option and Award Plan (the “Plan”) providing for incentive stock options and performance bonus awards for executives, employees, and directors was approved by our Board of Directors on February 1, 2005, however, the Plan has not been submitted to the stockholders for approval. The Plan sets aside five million (5,000,000) shares for award of stock options, including qualified incentive stock options and performance stock bonuses. To date, no grants or awards have been made pursuant to the Plan and the Company did not submit the Plan for consideration to the Company’s stockholders at the last meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of December 5, 2014. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. The address of each beneficial owner is care of Parks! America, Inc., 1300 Oak Grove Road, Pine Mountain, GA 31822, unless otherwise set forth below that person's name.

Name of Beneficial Owner	Number of Shares Owned	Percent(2)	Title
Dale Van Voorhis	13,100,000	17.6%	Chief Exective Officer and Director

James Meikle	4,010,000	5.4%	Chief Operating Officer and Director

Christopher Eastland(1)	425,000	0.6%	Director

Jeffrey Lococo	250,000	0.3%	Secretary and Director

Charles Kohnen & Angela Kohnen	14,070,000	19.0%	Director

Todd R. White	310,350	0.4%	Chief Financial Officer and Director

Global Public Strategies LTD(3)	10,200,000	13.7%
Central Plaza, Suite 4703
18 Harbour Road Wanchai
Hong Kong

(1)

100,000 of the Company’s shares owned by Mr. Eastland are held in the name of his spouse.

(2)

Based upon shares of common stock issued and outstanding as of December 5, 2014, assuming except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding.

(3)

Based on the Company’s review of prior public filings, the Company believes that Global Public Strategies LTD is owned and controlled by Larry Eastland, former director, president and chief executive officer of the Company and the father of Christopher Eastland, a member of the Company’s Board of Directors.

Officers, directors and their controlled entities, as a group, controlled approximately 43% of the outstanding common stock of the Company as of December 5, 2014.

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

During the Company’s 2014 and 2013 fiscal years, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans have been made on the same terms and conditions as the LOC with CB&T. As of September 28, 2014 and September 29, 2013, respectively, there were no outstanding balances against these loans.

Director Independence

Of the members of the Company’s board of directors, Chris Eastland and Charles Kohnen are considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent registered public accounting firm for the audit and quarterly reviews of our financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 28, 2014 and September 29, 2013 were approximately $39,000 and $39,000, respectively.

Tax Fees

The aggregate fees billed by our independent registered public accounting firm for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 28, 2014 and September 29, 2013 were approximately $0 and $0, respectively.

All Other Fees

No other fees were billed by our independent registered public accounting firm for the fiscal years ended September 28, 2014 and September 29, 2013.

Audit Committee Pre-Approval Policies and Procedures

The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor's independence.

PART IV

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

21.1

Subsidiaries of the Registrant.

23.1

Consent of Independent Registered Public Accounting Firm – KLJ & Associates, LLP dated December 11, 2014.

23.2

Consent of Independent Registered Public Accounting Firm – Silberstein Ungar, PLLC dated December 10, 2014.

31.1

Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certifications by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of December 11, 2014 by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

By: /s/ Dale Van Voorhis

Dale Van Voorhis

Chief Executive Officer and Director

(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Dale Van Voorhis	Chief Executive Officer and Director	December 11, 2014
Dale Van Voorhis	(Principal Executive Officer)

By: /s/ Christopher Eastland	Director	December 11, 2014
Christopher Eastland

By: /s/ Jeffery Lococo	Director	December 11, 2014
Jeffery Lococo

By: /s/ James Meikle	Director	December 11, 2014
James Meikle

By: /s/ Charles Kohnen	Director	December 11, 2014
Charles Kohnen

By: /s/ Todd R White	Chief Financial Officer and Director	December 11, 2014
Todd R White	(Principal Financial Officer)

ITEM 8

PARKS! AMERICA, INC and SUBSIDIARIES

Phone (630) 277-2330

1660 Highway 100 South, Suite 500

St. Louis Park, MN 55416

www.kljassoc.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Parks! America, Inc.

Pine Mountain, Georgia

We have audited the accompanying consolidated balance sheet of Parks! America, Inc. and Subsidiaries as of September 28, 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parks! America, Inc. and Subsidiaries as of September 28, 2014 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, Minnesota

December 10, 2014

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Parks! America, Inc.

Pine Mountain, Georgia

We have audited the accompanying consolidated balance sheet of Parks! America, Inc. and Subsidiaries as of September 29, 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parks! America, Inc. and Subsidiaries as of September 29, 2013 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

December 21, 2013

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 28, 2014 and September 29, 2013

	As of
	September 28, 2014	September 29, 2013
ASSETS
Cash – unrestricted	$661,842	$313,529
Accounts receivable	−	10,875
Inventory	136,334	146,972
Prepaid expenses	87,899	68,995
Total current assets	886,075	540,371

Property and equipment, net	6,117,869	6,246,672
Intangible assets, net	169,070	179,553
Other assets	8,500	8,500
Total assets	$7,181,514	$6,975,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$118,523	$112,532
Accrued expenses	193,042	171,551
Accrued judgment under appeal (Note 8)	304,328	−
Current maturities of long-term debt	102,739	106,757
Total current liabilities	718,632	390,840

Long-term debt	3,491,984	3,608,901
Total liabilities	4,210,616	3,999,741

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 74,231,537 and 74,106,537 shares issued and outstanding, respectively	74,231	74,106
Capital in excess of par	4,797,006	4,794,006
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(1,897,089)	(1,889,507)
Total stockholders’ equity	2,970,898	2,975,355
Total liabilities and stockholders’ equity	$7,181,514	$6,975,096

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 28, 2014 and September 29, 2013

	For the year ended
	September 28, 2014	September 29, 2013
Net sales	$3,942,535	$3,727,538
Sale of animals	67,302	26,160
Total net sales	4,009,837	3,753,698

Cost of sales	500,750	485,076
Selling, general and administrative	2,659,863	2,603,689
Judgment under appeal (Note 8)	304,328	−
Depreciation and amortization	318,955	304,335
(Gain) loss on disposal of operating assets, net	8,167	(15,329)
Income from operations	217,774	375,927

Other income, net	7,766	8,018
Gain on retirement of debt	−	105,656
Interest expense	(209,964)	(240,775)
Amortization of loan fees	(10,408)	(7,373)
Income before income taxes	5,168	241,453

Income tax provision	12,750	50,552
Net income (loss)	$(7,582)	$190,901

Income (loss) per share - basic and diluted	$(0.00)	$0.00

Weighted average shares outstanding (in 000's) - basic and diluted	74,205	74,074

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 28, 2014 and September 29, 2013

	Shares	Amount	Capital in Excess of Par	Treasury Stock	Accumulated Deficit	Total
Balance at September 30, 2012	73,956,537	$73,956	$4,792,656	$(3,250)	$(2,080,408)	$2,782,954
Issuance of common stock to directors and officers	150,000	150	1,350	−	−	1,500
Net income for the year ended September 29, 2013	−	−	−	−	190,901	190,901
Balance at September 29, 2013	74,106,537	74,106	4,794,006	(3,250)	(1,889,507)	2,975,355
Issuance of common stock to directors and officers	125,000	125	3,000	−	−	3,125
Net loss for the year ended September 28, 2014	−	−	−	−	(7,582)	(7,582)
Balance at September 28, 2014	74,231,537	$74,231	$4,797,006	$(3,250)	$(1,897,089)	$2,970,898

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 28, 2014 and September 29, 2013

	For the year ended
	September 28, 2014	September 29, 2013
OPERATING ACTIVITIES:
Net income (loss)	$(7,582)	$190,901
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	318,955	304,335
Amortization of loan fees	10,408	7,373
(Gain) loss on disposal of assets	8,167	(15,329)
Stock-based compensation	3,125	1,500
(Gain) from retirement of debt	−	(105,656)
Changes in assets and liabilities
(Increase) decrease in accounts receivable	10,875	(10,875)
(Increase) decrease in inventory	10,638	820
(Increase) decrease in prepaid expenses	(18,904)	(24,187)
Increase (decrease) in accounts payable	5,991	(22,226)
Increase (decrease) in accrued expenses	21,491	57,697
Increase (decrease) in accrued judgment under appeal	304,328	−
Net cash provided by operating activities	667,492	384,353

INVESTING ACTIVITIES:
Acquisition of property and equipment	(212,729)	(366,534)
Proceeds from the disposition of property and equipment	14,485	28,474
Net cash used in investing activities	(198,244)	(338,060)

FINANCING ACTIVITIES:
Proceeds from line of credit and related party borrowings	500,000	520,000
Repayment of line of credit and related party borrowings	(500,000)	(520,000)
Repayment of long-term debt	(120,935)	(36,343)
Pay-off all mortgages	−	(3,413,782)
Proceeds from refinancing	−	3,752,000
Capitalization of loan fees	−	(182,601)
Net cash provided by (used in) financing activities	(120,935)	119,274

Net increase in cash	348,313	165,567
Cash at beginning of period	313,529	147,962
Cash at end of period	$661,842	$313,529

Supplemental Cash Flow Information:
Cash paid for interest	$227,223	$254,384
Cash paid for income taxes	$24,460	$38,552

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2014

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

The Company owns and operates through wholly owned subsidiaries two regional theme parks and is in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. Our wholly owned subsidiaries are Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”) and Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”). Wild Animal – Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”). On June 13, 2005, the Company acquired the Georgia Park and on March 5, 2008, the Company acquired the Missouri Park.

The Parks are open year round but experience increased seasonal attendance during the months of April through August. On a combined basis, net sales for the third and fourth quarter of the last two fiscal years represented approximately 70% to 72% of annual net sales.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein.

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2014 fiscal year, September 28 was the last Sunday, and for the 2013 fiscal year, September 29 was the last Sunday. This fiscal calendar aligns the Company’s fiscal periods more closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2014

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainties: The accompanying financial statements have been prepared on a going concern basis. The January 9, 2013 refinancing of all the Company’s then outstanding debt lowered the Company’s required annual debt service payments by approximately $174,000; see “NOTE 3. LONG-TERM DEBT” for more information. Management believes this refinancing provides the Company additional margin to continue to fund its operations and meet its debt service obligations. However, the ability of the Company to continue as a going concern during the next twelve months continues to depend on the ability of the Company to generate revenues from operations, and to maintain its existing sources of capital and to meet its existing debt service obligations or obtain additional sources of capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reclassifications: Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

Trade Accounts Receivable: The theme parks are a cash business; therefore, the Company typically carries little or no accounts receivable. The Company had no accounts receivable as of September 28, 2014. As of September 30, 2013, the Company had $10,875 in accounts receivable, primarily from the sale of animals in late September 2013 following the end of the Company’s busy season.

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

	September 28, 2014	September 29, 2013	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Buildings and structures	3,108,495	3,060,206	15 - 40 years
Facilities and equipment	935,854	880,913	5 - 15 years
Furniture and fixtures	75,189	75,189	7 years
Ground improvements	785,336	785,336	15 years
Park animals	609,578	604,640	5 - 10 years
Rides and entertainment	22,000	22,000	7 years
Vehicles	314,451	337,663	5 years
Total cost	8,358,083	8,273,127
Less accumulated depreciation	(2,240,214)	(2,026,455)
Property and equipment, net	$6,117,869	$6,246,672

Other Intangible assets: Other intangible assets include loan fees, franchising fees, payroll software that are all reported at cost. Loan fees are amortized over the life of the respective loan, currently 20 years for the term loan and seven years for the line-of-credit. See “NOTE 3. LONG-TERM DEBT” for more information. Franchising fees are amortized over a period of 60 months and payroll software over a period of 36 months.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2014

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

Financial Instruments: The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short-term maturities. Securities that are publicly traded are valued at their fair market value as of the balance sheet date presented.

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

Stock Based Compensation: The Company recognizes compensation costs on a straight-line basis over the requisite service period associated with the grant. No activity has occurred in relation to stock options during any period presented. The Company awards shares to its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company recognizes the expense based on the fair market value at time of the grant. Each director is typically granted 25,000 restricted shares annually, usually toward the end of the calendar year.

Income Taxes: The Company utilizes the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities, and are measured using the enacted tax rates and laws. Management periodically reviews the Company’s deferred tax assets to determine whether their value can be realized based on available evidence. A valuation allowance is established when management believes it is more likely than not, that such tax benefits will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change.

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

September 28, 2014

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

	September 28, 2014	September 29, 2013
On January 9, 2013, the Company completed a refinancing transaction with CB&T as lender. The Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term.	$3,594,723	$3,715,658
Less current portion of long-term debt	(102,739)	(106,757)
Long-term debt	$3,491,984	$3,608,901

At September 28, 2014, the scheduled future principal maturities for all notes are as follows:

2015	$102,739
2016	118,415
2017	125,407
2018	132,811
2019	140,652
thereafter	2,974,699
Total	$3,594,723

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2014

NOTE 4. LINES OF CREDIT

On January 9, 2013, the Company established a $350,000 line of credit (the “LOC”) loan with CB&T for working capital purposes. This LOC has an initial term of seven years, subject to the satisfactory performance by the Company. The LOC interest rate is tied to prime but has a minimum rate of 5.25%. The closing costs for LOC totaled $11,482 and are being amortized over the initial seven-year term of the loan. The LOC was not utilized as of September 28, 2014 and September 29, 2013, respectively. When applicable, all advances are recorded as current liabilities.

During the Company’s 2014 and 2013 fiscal years, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans have been made on the same terms and conditions as the LOC with CB&T. As of September 28, 2014 and September 29, 2013, respectively, there were no outstanding balances against these loans. When applicable, all advances on director loans are recorded as current liabilities.

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

Officer, directors and their controlled entities own approximately 43% of the outstanding common stock of the Company as of September 28, 2014.

NOTE 6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Employment Agreements:

Effective June 1, 2009, the Company entered into an employment agreement with Dale Van Voorhis (the “2009 Van Voorhis Employment Agreement”) to serve as the Company’s Chief Operating Officer. Effective January 27, 2011, Mr. Van Voohis was appointed as the Company’s Chief Executive Officer. The 2009 Van Voorhis Employment Agreement expired on May 31, 2014 and was replaced by an employment agreement between the Company and Mr. Van Voorhis dated as of June 1, 2014 (the “2014 Van Voorhis Employment Agreement”). Pursuant to the 2014 Van Voorhis Employment Agreement, Mr. Van Voorhis receives an initial base compensation in the amount of $90,000 per year, which is reviewed annually by the Board of Directors. The 2014 Van Voorhis Employment Agreement has a term of two years and entitles Mr. Van Voorhis to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

On April 1, 2008, the Company entered into an employment agreement with Jim Meikle (the “2008 Meikle Employment Agreement”) pursuant to which Mr. Meikle was hired to serve as the President and Chief Executive Officer of each of the Company’s wholly owned subsidiaries. Effective January 27, 2011, Mr. Meikle was appointed as the Company’s Chief Operating Officer. The 2008 Meikle Employment Agreement expired on March 31, 2013 and was replaced by an employment agreement between the Company and Mr. Meikle dated as of April 1, 2013 (the “2013 Meikle Employment Agreement”). Pursuant to the 2013 Meikle Employment Agreement, Mr. Meikle receives an initial base compensation in the amount of $135,000 per year, which is reviewed annually by the Board of Directors. The 2013 Meikle Employment Agreement has a term of two years and entitles Mr. Meikle to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Effective January 1, 2014, the Company entered into an employment agreement with Todd R. White (the “White Employment Agreement”) to serve as the Company’s Chief Financial Officer. As consideration for his services, Mr. White will receive an initial base compensation of $50,000 per year, which is to be reviewed annually by the Board of Directors. Mr. White also received a $10,000 signing bonus. The White Employment Agreement has a term of five years and entitles Mr. White to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause or (ii) in the event of a change in control of the Company. This additional severance compensation payable totals $455,000.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2014

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

Lines of Credit:

During the Company’s 2014 and 2013 fiscal years, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans have been made on the same terms and conditions as the LOC with CB&T. As of September 28, 2014 and September 29, 2013, respectively, there were no outstanding balances against these loans.

NOTE 7. INCOME TAXES

The provision for income tax consists of the following:

	For the year ended
	September 28, 2014		September 29, 2013
Federal	$	−	$	−
State		12,750		50,552
Total tax provision		$12,750		$50,552

For the period ended September 28, 2014, the Company reported a pre-tax profit of $5,168 and utilized a portion of its Federal net operating loss carry-forward to offset its Federal tax liability, therefore, the Company has no Federal tax liability for its 2013 fiscal year.

The provision for Federal income tax consists of the following:

	For the year ended
Federal income tax benefit attributable to:	September 28, 2014		September 29, 2013
Current operations		$(1,757)		$(82,094)
Valuation allowance		1,757		82,094
Net provision for Federal income taxes	$	−	$	−

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	As of
Deferred tax asset attributable to:	September 28, 2014		September 29, 2013
Net operating loss carryforward		$1,343,343		$1,345,100
Less: valuation allowance		(1,343,343)		(1,345,100)
Net deferred tax asset	$	−	$	−

The cumulative Federal net operating loss carry-forward is approximately $3,951,000 at September 28, 2014 and will expire beginning in the year 2026. The net deferred tax asset generated by the Federal net operating loss carry-forward has been fully reserved. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $3,951,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, Federal net operating loss carry forwards may be limited as to use in future years.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2014

For the fiscal years ended September 28, 2014 and September 29, 2013, we have recorded a tax provision for State of Georgia provision for income taxes $12,750 and $12,000, respectively.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

In September 2009, the Company filed an action against its former President and CEO in the Eighth Judicial District Court of the State of Nevada (Parks! America, Inc. vs. Eastland; et al., Case No. 09-A-599668). The Company brought this action in an attempt to obtain a Temporary Restraining Order and injunctive relief against the Eastland Defendants (former President and CEO Larry Eastland and his related companies) as to the Eastland Defendants’ attempt to install a new board of directors for the Company. The Temporary Restraining Order was granted, as was the Preliminary Injunction.

In June 2012, the Company amended its complaint against the Eastland Defendants to, among other things, add new claims for relief, as well as join as defendants, LEA Capital Advisors, LLC, an entity controlled by Mr. Eastland (together the Eastland Defendants), and Stanley Harper and Computer Contact Service, Inc., an entity controlled by Mr. Harper (together the Harper Defendants) for breaches of contract and fiduciary duty with regard to the Company’s purchase of TempSERV on September 30, 2007 and its subsequent re-conveyance of TempSERV to Computer Contact Service, Inc. as of December 30, 2008. The Company is seeking damages in excess of $1.8 million as a result of those transfers.

Discovery was conducted on the claims between the parties, after which the Harper Defendants filed for summary judgment asking that the claims against them be dismissed. After briefing and argument, the Court granted summary judgment in favor of the Harper Defendants. Because one of the contracts involved had a provision for legal fees, the Harper Defendants also filed a motion for legal fees and costs. On October 24, 2014, the Court ordered the Company to pay approximately $304,328 in costs and attorney’s fees to the Harper Defendants.

The Company is in the process of appealing the summary judgment and the award of fees and costs. Although we cannot predict the ultimate outcome of this lawsuit, the Company believes the Court’s summary judgment award in favor of the Harper Defendants is in error and is vigorously pursuing its position on appeal. However, as the award of legal fees and costs has been granted, we have recorded a liability for this award as of September 28, 2014. During the appeal process the Company may be compelled to post a bond or other security in the amount of 150% of the judgment.

The remainder of the District Court case against the Eastland Defendants has been stayed pending the result of the appeal. The Company intends to proceed with its case against the Eastland Defendants regardless of the result of the appeal. If the summary judgment decision is reversed upon appeal, that action will proceed against both the Eastland Defendants and the Harper Defendants.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2014

NOTE 9. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to corporate management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the year ended
	September 28, 2014	September 29, 2013
Total net sales:
Georgia	$3,136,779	$2,881,847
Missouri	873,058	871,851
Consolidated	$4,009,837	$3,753,698

Income (loss) before income taxes:
Georgia	$1,310,924	$1,039,717
Missouri	(97,140)	(69,567)
Segment total	1,213,784	970,150
Corporate	(691,682)	(594,223)
Judgment under appeal	(304,328)	−
Other income, net	7,766	8,018
Gain on retirement of debt	−	105,656
Interest expense	(209,964)	(240,775)
Amortization of loan fees	(10,408)	(7,373)
Consolidated	$5,168	$241,453

Depreciation and amortization:
Georgia	$187,628	$179,706
Missouri	131,327	124,629
Corporate	10,408	7,373
Consolidated	$329,363	$311,708

Capital expenditures
Georgia	$142,657	$172,794
Missouri	70,072	193,740
Consolidated	$212,729	$366,534

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2014

NOTE 9. BUSINESS SEGMENTS (CONTINUED)

	As of
	September 28, 2014	September 29, 2013
Total assets:
Georgia	$4,590,809	$4,356,024
Missouri	2,386,301	2,378,934
Corporate	204,404	240,138
Consolidated	$7,181,514	$6,975,096

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 28, 2014 to the date these financial statements were issued and has determined that, with the exception of the matter disclosed in “NOTE 8. COMMITMENTS AND CONTINGENCIES”, it does not have any material subsequent events to disclose in these consolidated financial statements.