Form 10-Q
period 2014-12-28
PARKS AMERICA, INC
filed 2015-01-23
CIK 1297937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2014

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

As of January 21, 2015, the issuer had 74,381,537 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of December 28, 2014 and September 28, 2014

	December 28, 2014	September 28, 2014
ASSETS
Cash – unrestricted	$326,086	$661,842
Accounts receivable	21,650	−
Inventory	151,784	136,334
Prepaid expenses	121,020	87,899
Total current assets	620,540	886,075

Property and equipment, net	6,100,175	6,117,869
Intangible assets, net	166,467	169,070
Other assets	8,500	8,500
Total assets	$6,895,682	$7,181,514

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$51,935	$118,523
Accrued expenses	122,428	193,042
Accrued judgment under appeal (Note 8)	304,328	304,328
Current maturities of long-term debt	104,258	102,739
Total current liabilities	582,949	718,632

Long-term debt	3,462,340	3,491,984
Total liabilities	4,045,289	4,210,616

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 74,381,537 and 74,231,537 shares issued and outstanding, respectively	74,381	74,231
Capital in excess of par	4,801,506	4,797,006
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(2,022,244)	(1,897,089)
Total stockholders’ equity	2,850,393	2,970,898
Total liabilities and stockholders’ equity	$6,895,682	$7,181,514

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended December 28, 2014 and December 29, 2013

	For the three months ended
	December 28, 2014	December 29, 2013
Net sales	$621,975	$526,452
Sale of animals	24,067	34,190
Total net sales	646,042	560,642

Cost of sales	70,847	85,299
Selling, general and administrative	565,604	571,206
Depreciation and amortization	81,250	77,310
Loss from operations	(71,659)	(173,173)

Other income, net	2,066	3,878
Interest expense	(52,960)	(56,073)
Amortization of loan fees	(2,602)	(2,602)
Loss before income taxes	(125,155)	(227,970)

Income tax provision	−	−
Net loss	$(125,155)	$(227,970)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding (in 000's) - basic and diluted	74,247	74,121

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended December 28, 2014 and Year Ended September 28, 2014

			Capital in	Treasury	Accumulated
	Shares	Amount	Excess of Par	Stock	Deficit	Total
Balance at September 29, 2013	74,106,537	$74,106	$4,794,006	$(3,250)	$(1,889,507)	$2,975,355
Issuance of common stock to Directors	125,000	125	3,000	−	−	3,125
Net loss for the year ended September 28, 2014	−	−	−	−	(7,582)	(7,582)
Balance at September 28, 2014	74,231,537	74,231	4,797,006	(3,250)	(1,897,089)	2,970,898
Issuance of common stock to Directors	150,000	150	4,500	−	−	4,650
Net loss for the three months ended December 28, 2014	−	−	−	−	(125,155)	(125,155)
Balance at December 28, 2014	74,381,537	$74,381	$4,801,506	$(3,250)	$(2,022,244)	$2,850,393

The accompanying notes are an integral part of these condensed financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended December 28, 2014 and December 29, 2013

	For the three months ended
	December 28, 2014	December 29, 2013
OPERATING ACTIVITIES:
Net loss	$(125,155)	$(227,970)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	81,250	77,310
Amortization of loan fees	2,602	2,602
Stock-based compensation	4,650	3,125
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(21,650)	(13,100)
(Increase) decrease in inventory	(15,450)	(10,550)
(Increase) decrease in prepaid expenses	(33,121)	(36,394)
Increase (decrease) in accounts payable	(66,588)	(88,434)
Increase (decrease) in accrued expenses	(70,614)	(45,048)
Net cash used in operating activities	(244,076)	(338,459)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(63,555)	(23,604)
Net cash used in investing activities	(63,555)	(23,604)

FINANCING ACTIVITIES:
Proceeds from lines of credit	−	175,000
Payments on notes payable	(28,125)	(23,036)
Net cash provided by (used in) financing activities	(28,125)	151,964

Net decrease in cash	(335,756)	(210,099)
Cash at beginning of period	661,842	313,529
Cash at end of period	$326,086	$103,430

Supplemental Cash Flow Information:
Cash paid for interest	$50,905	$58,401
Cash paid for income taxes	$9,000	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 28, 2014

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

The Company owns and operates through wholly owned subsidiaries two regional theme parks and is in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. The Company’s wholly owned subsidiaries are Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”) and Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”). Wild Animal – Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”). On June 13, 2005, the Company acquired the Georgia Park and on March 5, 2008, the Company acquired the Missouri Park.

The Parks are open year round but experience increased seasonal attendance during the months of April through August. On a combined basis, net sales for the third and fourth quarter of the last two fiscal years represented approximately 70% to 72% of annual net sales.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months ended December 28, 2014 and December 29, 2013 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. In the opinion of management interim results reflect all normal and recurring adjustments, and are not necessarily indicative of the results for a full fiscal year.

These unaudited consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2014.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries (Wild Animal – Georgia and Wild Animal – Missouri). All material inter-company accounts and transactions have been eliminated in consolidation.

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2015 fiscal year, September 27 will be the last Sunday, and for the 2014 fiscal year, September 28 was the last Sunday. This fiscal calendar aligns the Company’s fiscal periods more closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 28, 2014

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

Trade Accounts Receivable: The Parks are cash businesses; therefore, the Company typically carries little or no accounts receivable. As of December 28, 2014, the Company had $21,650 in accounts receivable primarily from animal sales. The Company had no accounts receivable as of September 28, 2014.

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

	December 28, 2014	September 28, 2014	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Buildings and structures	3,136,597	3,108,495	15 - 40 years
Facilities and equipment	956,959	935,854	5 - 15 years
Furniture and fixtures	76,646	75,189	7 years
Ground improvements	785,336	785,336	15 years
Park animals	614,578	609,578	5 - 10 years
Rides and entertainment	22,000	22,000	7 years
Vehicles	322,343	314,451	5 years
Total cost	8,421,639	8,358,083
Less accumulated depreciation	(2,321,464)	(2,240,214)
Property and equipment, net	$6,100,175	$6,117,869

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

December 28, 2014

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

December 28, 2014

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

	December 28,	September 28,
	2014	2014

On January 9, 2013, the Company completed a refinancing transaction with CB&T as lender. The Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term.	$3,566,598	$3,594,723
Less current portion of long-term debt	(104,258)	(102,739)
Long-term debt	$3,462,340	$3,491,984

At December 28, 2014, the scheduled future principal maturities by fiscal year are as follows:

2015	$75,278
2016	118,455
2017	125,448
2018	132,855
2019	140,698
thereafter	2,973,864
Total	$3,566,598

NOTE 4. LINES OF CREDIT

The Company maintains a $350,000 line of credit (the “LOC”) loan from CB&T for working capital purposes. This LOC has an initial term of seven years, subject to the satisfactory performance by the Company. The LOC interest rate is tied to prime but has a minimum rate of 5.25%. The closing costs for the LOC totaled $11,482 and are being amortized over the initial seven-year term of the loan. As of December 28, 2014 and September 28, 2014, there were no outstanding balances against the LOC, respectively. When applicable, all advances against the LOC are recorded as current liabilities.

During the Company’s 2014 fiscal year, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans have been made on the same terms and conditions as the LOC with CB&T. As of December 28, 2014 and September 28, 2014, respectively, there were no outstanding balances against these loans. When applicable, all advances on loans from the Company’s Directors are recorded as current liabilities.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 28, 2014

NOTE 5. STOCKHOLDERS’ EQUITY

Common stock shares issued for service to the Company are valued based on market price on the date of issuance. On December 18, 2014, the Company awarded a total of 150,000 shares of its common stock to six Directors for their service on the Board of Directors at a fair market value of $0.031 per share or $4,650, which was reported as an expense in the first quarter of the 2015 fiscal year. On December 19, 2013, the Company awarded 125,000 shares of its common stock to five Directors for their service on the Board of Directors at a fair market value of $0.025 per share or $3,125, which was reported as an expense in the first quarter of the 2014 fiscal year.

Officers, Directors and their controlled entities own approximately 43.5% of the outstanding common stock of the Company as of December 28, 2014.

NOTE 6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Employment Agreements:

Effective June 1, 2009, the Company entered into an employment agreement with Dale Van Voorhis (the “2009 Van Voorhis Employment Agreement”) to serve as the Company’s Chief Operating Officer. Effective January 27, 2011, Mr. Van Voorhis was appointed as the Company’s Chief Executive Officer. The 2009 Van Voorhis Employment Agreement expired on May 31, 2014 and was replaced by an employment agreement between the Company and Mr. Van Voorhis dated as of June 1, 2014 (the “2014 Van Voorhis Employment Agreement”). Pursuant to the 2014 Van Voorhis Employment Agreement, Mr. Van Voorhis receives an initial base compensation in the amount of $90,000 per year, which is reviewed annually by the Board of Directors. The 2014 Van Voorhis Employment Agreement has a term of two years and entitles Mr. Van Voorhis to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

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

Effective January 1, 2014, the Company entered into an employment agreement with Todd R. White (the “White Employment Agreement”) to serve as the Company’s Chief Financial Officer. Pursuant to the White Employment Agreement, Mr. White received an initial base compensation of $50,000 per year, which is to be reviewed annually by the Board of Directors. Mr. White also received a $10,000 signing bonus. Effective January 1, 2015, Mr. White’s annual base compensation was increased to $60,000. The White Employment Agreement has a term of five years and entitles Mr. White to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause or (ii) in the event of a change in control of the Company. This additional severance compensation payable totals $455,000.

Lines of Credit:

During the Company’s 2014 fiscal year, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans have been made on the same terms and conditions as the LOC with CB&T. As of December 28, 2014 and September 28, 2014, respectively, there were no outstanding balances against these loans.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 28, 2014

NOTE 7. INCOME TAXES

For the three month period ended December 28, 2014, the Company has reported a pre-tax loss of $125,155. For the year ending September 27, 2015, the Company expects to generate pre-tax income and expects to utilize a portion of its Federal net tax operating loss carry-forwards to offset any Federal taxable income in its 2015 fiscal year. The Company expects to generate 2015 fiscal year income that will be subject to State of Georgia income taxes at a rate of approximately 6%.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

In September 2009, the Company filed an action against its former President and CEO in the Eighth Judicial District Court of the State of Nevada (Parks! America, Inc. vs. Eastland; et al., Case No. 09-A-599668). The Company brought this action in an attempt to obtain a Temporary Restraining Order and injunctive relief against the Eastland Defendants (Former President and CEO Larry Eastland and his related companies) as to the Eastland Defendants attempt to install a new board of directors for the Company. The Temporary Restraining Order was granted, as was the Preliminary Injunction.

In June 2012, the Company amended its complaint against the Eastland Defendants to, among other things, add new claims for relief, as well as join as defendants, LEA Capital Advisors, LLC, an entity controlled by Mr. Eastland (together the Eastland Defendants), and Stanley Harper and Computer Contact Service, Inc., an entity controlled by Mr. Harper (together the Harper Defendants) for breaches of contract and fiduciary duty with regards to the Company’s purchase of TempSERV on September 30, 2007 and its subsequent re-conveyance of TempSERV to Computer Contact Service, Inc. as of January 1, 2009. The Company is seeking damages in excess of $1.8 million.

Discovery was conducted on the claims between the parties, after which the Harper Defendants filed for summary judgment asking that the claims against them be dismissed. After briefing and argument, the Court granted summary judgment in favor of the Harper Defendants. Because one of the contracts involved had a provision for legal fees, the Harper Defendants also filed a motion for legal fees and costs. On October 24, 2014, the Court ordered the Company to pay approximately $304,328 in costs and attorney’s fees in favor of the Harper Defendants.

The Company is in the process of appealing the summary judgment and the award of costs. Although we cannot predict the ultimate outcome of this lawsuit, the Company believes the Court’s summary judgment in favor of the Harper Defendants is in error and is vigorously pursuing its position on appeal. However, as the award of legal fees and costs has been granted, we have recorded a liability for this award as of September 28, 2014. During the appeal process the Company may be compelled to post a bond or other security in the amount of 150% of the judgment.

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

December 28, 2014

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

	For the three months ended
	December 28, 2014	December 29, 2013
Total net sales:
Georgia	$539,583	$456,271
Missouri	106,459	104,371
Consolidated	$646,042	$560,642

Income (loss) before income taxes:
Georgia	$146,779	$45,570
Missouri	(90,385)	(101,662)
Segment total	56,394	(56,092)
Corporate	(128,053)	(117,081)
Other income, net	2,066	3,878
Interest expense	(52,960)	(56,073)
Amortization of loan fees	(2,602)	(2,602)
Consolidated	$(125,155)	$(227,970)

	As of
	December 28, 2014	September 28, 2014
Total assets:
Georgia	$4,452,117	$4,590,809
Missouri	2,241,787	2,386,301
Corporate	201,778	204,404
Consolidated	$6,895,682	$7,181,514

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 28, 2014 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying unaudited consolidated financial statements and provides additional information on the Company’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended September 28, 2014.

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

Overview

Through our wholly owned subsidiaries, Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”) and Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”), we own and operate two regional theme parks and are in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. Wild Animal – Georgia owns and operates the Wild Animal Safari theme park located in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”).

Our Parks are open year round but experience increased seasonal attendance during the months of April through August. On a combined basis, net sales for the third and fourth quarter of our last two fiscal years represented approximately 70% to 72% of annual net sales.

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

We believe that acquisitions, if any, should not unnecessarily encumber us with additional debt that cannot be justified by current operations. By using a combination of equity, debt and other financing options, we intend to carefully monitor shareholder value in conjunction with the pursuit of growth.

We may also pursue contract management opportunities for themed attractions owned by third parties.

As we look at our operations as of December 28, 2014, one of our highest priorities is to continue to improve operating profit at the Missouri Park. Since the Company’s acquisition of the Missouri Park in March 2008, we have worked to upgrade the Park’s physical facilities and dramatically improve its concessions. However, we believe that years of operation under the prior owners resulted in negative preconceptions about the condition of the Park, and we continue to work bring the public’s perception of the Park in line with its current condition and level of service. We expect that over the course of several years these efforts will ultimately yield favorable results. We will continue to focus our efforts to promote the Missouri Park and make improvements as our capital budget allows.

We are also committed to leveraging the strong operating model we have established at our Georgia Park, with a focus on increasing Park attendance, as well as increasing the revenue generated per visitor via concession and gift shop revenues.

On January 9, 2013, we completed a $3,752,000 loan transaction (the “Refinancing Loan”), the proceeds of which were used primarily to refinance our then-outstanding debt and fund $230,000 of new construction and renovations at the Parks.

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

Results of Operations For the Three Month Period Ended December 28, 2014 as Compared to Three Month Period Ended December 29, 2013

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

	Georgia Park		Missouri Park		Consolidated
	2014	2013	2014	2013	2014	2013
Total net sales	$539,583	$456,271	$106,459	$104,371	$646,042	$560,642
Segment income (loss) from operations	146,779	45,570	(90,385)	(101,662)	56,394	(56,092)
Segment operating margin %	27.20%	10.00%	(84.90%)	(97.40%)	8.70%	(10.00%)

Corporate expenses					(128,053)	(117,081)
Other income, net					2,066	3,878
Interest expense					(52,960)	(56,073)
Amortization of loan fees					(2,602)	(2,602)
Income before income taxes					$(125,155)	$(227,970)

Total Net Sales

Our total net sales for the three month period ended December 28, 2014 increased by $85,400, or 15.2%, to $646,042 versus the three month period ended December 29, 2013. Our Georgia Park’s net sales increased by $83,312 primarily as a result of an increase in average revenue per guest. Total net sales for our Missouri Park increased by $2,088, as an increase in average revenue per guest was offset by lower animal sales. Attendance at both our Parks declined slightly during the three month period ended December 28, 2014 and we believe weather conditions were generally average during this period.

Segment Operating Margin

Consolidated segment operating margin increased by $112,486, resulting in segment income from operations of $56,394 for the three month period ended December 28, 2014 compared to a segment loss of operations of $56,092 during the three month period ended December 29, 2013. This improvement was driven primarily by higher average revenue per guest as well as lower operating expenses. Our Georgia Park’s segment income was $146,779, an increase of $101,209, principally as a result of higher revenue per guest, as well as lower operating expenses. The segment loss for our Missouri Park was $90,385, an improvement of $11,277, as favorable average revenue per guest and lower spending were partially offset by lower animal sales.

Corporate Expenses and Other

Corporate spending increased by $10,972 to $128,053 during the three month period ended December 28, 2014, primarily as a result of higher compensation expense.

Interest Expense and Other Income

Interest expense, including amortization of loan fees, for the three month period ended December 28, 2014 was $55,562, a decrease of $3,113 compared with the three month period ended December 29, 2013. This decrease is primarily the result lower average term loan and seasonal borrowings.

Income Taxes

Based on our cumulative net tax operating loss carry-forwards, we do not expect to pay U.S. Federal income taxes for our 2015 fiscal year; therefore, we have not recorded a related tax provision. We expect to generate income during our 2015 fiscal year income, which will be subject to State of Georgia income taxes at a rate of approximately 6%. For additional information, see “NOTE 7. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Loss and Loss per Share

Our net loss decreased by $102,815 to a net loss of $125,155 or $0.00 per basic share and per fully diluted share, for the three months ended December 28, 2014 as compared with a net loss of $227,970 or $0.00 per basic share and per fully diluted share, for the three months ended December 29, 2013. The primarily drivers underlying this improvement were operating margin increases for our Georgia and Missouri Parks’ of $101,209 and $11,277, respectively, and a decrease in interest expense of $3,113, partially offset by a $10,972 increase in Corporate spending.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Our slow season starts after Labor Day in September and runs until Spring Break, which typically begins toward the end of March. These two quarters have historically generated negative cash flow and require us to borrow to fund operations and prepare the Parks for the busy season during the third and fourth quarters of our fiscal year. Similar to the prior year, if our 2015 fiscal year seasonal borrowing needs exceed our Commercial Bank & Trust Company of Troup County (“CB&T”) line of credit (“LOC”), two members of our Board of Directors have agreed to offer us additional seasonal borrowing on the same terms and conditions as the LOC with CB&T.

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

Our working capital was $37,591 at December 28, 2014 as compared  to $167,443 at September 28, 2014. This decline in working capital reflects negative operating cash flow during the first three fiscal months of our slow season. Due to the seasonal nature of our businesses, we believe we will draw on our LOC for seasonal funding during our next fiscal quarter.

Total loan debt, including current maturities, at December 28, 2014 was $3.57 million compared to $3.59 million at September 28, 2014. The decrease in loan debt was a result of scheduled payments against our term loan during the three month period ended December 28, 2014. Our LOC balance at December 28, 2014 and September 28, 2014 was $0 and $0, respectively.

As of December 28, 2014, we had equity of $2.85 million and total loan debt of $3.57 million, resulting in a debt to equity ratio of 1.25 to 1. Our debt to equity ratio was 1.21 to 1 as of September 28, 2014.

Operating Activities

Net cash used in operating activities was $244,076 for the three month period ended December 28, 2014, compared to $338,459 used in operating activities for the three month period ended December 29, 2013, an decrease of $94,383. The decrease in cash used in operating activities was primarily the result of an increase in net sales, partially offset cash used to pay-down current liabilities, acquire inventory and prepay certain expenses.

Investing Activities

Net cash used in investing activities was $63,555 for the three month period ended December 28, 2014, compared to $23,604 used in investing activities for the three month period ended December 29, 2013, an increase of $39,951, primarily driven by higher capital expenditures.

Financing Activities

Net cash used in financing activities was $28,125 for the three month period ended December 28, 2014, compared to net cash provided by financing activities of $151,964 for the three month period ended December 29, 2013, an aggregate net change of $180,089. At the beginning of our 2015 fiscal year we had total cash of $661,842 compared to total cash of $313,529 at the beginning of our 2014 fiscal year. The combination of lower cash needs to fund operations and higher cash entering our 2015 fiscal year, resulted in lower cash requirements from financing activities during the three month period ended December 28, 2014.

Subsequent Events

None.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our significant accounting policies are set forth in “NOTE 2. SIGNIFICANT ACCOUNTING POLICIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q, which should be reviewed as they are integral to understanding results of operations and financial position. The Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended September 28, 2014 includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended December 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

In September 2009, the Company filed an action against its former President and CEO in the Eighth Judicial District Court of the State of Nevada (Parks! America, Inc. vs. Eastland; et al., Case No. 09-A-599668). The Company brought this action in an attempt to obtain a Temporary Restraining Order and injunctive relief against the Eastland Defendants (Former President and CEO Larry Eastland and his related companies) as to the Eastland Defendants attempt to install a new board of directors for the Company. The Temporary Restraining Order was granted, as was the Preliminary Injunction.

In June 2012, the Company amended its complaint against the Eastland Defendants to, among other things, add new claims for relief, as well as join as defendants, LEA Capital Advisors, LLC, an entity controlled by Mr. Eastland (together the Eastland Defendants), and Stanley Harper and Computer Contact Service, Inc., an entity controlled by Mr. Harper (together the Harper Defendants) for breaches of contract and fiduciary duty with regards to the Company’s purchase of TempSERV on September 30, 2007 and its subsequent re-conveyance of TempSERV to Computer Contact Service, Inc. as of January 1, 2009. The Company is seeking damages in excess of $1.8 million.

Discovery was conducted on the claims between the parties, after which the Harper Defendants filed for summary judgment asking that the claims against them be dismissed. After briefing and argument, the Court granted summary judgment in favor of the Harper Defendants. Because one of the contracts involved had a provision for legal fees, the Harper Defendants also filed a motion for legal fees and costs. On October 24, 2014, the Court ordered the Company to pay approximately $304,328 in costs and attorney’s fees in favor of the Harper Defendants.

The Company is in the process of appealing the summary judgment and the award of costs. Although we cannot predict the ultimate outcome of this lawsuit, the Company believes the Court’s summary judgment in favor of the Harper Defendants is in error and is vigorously pursuing its position on appeal. However, as the award of legal fees and costs has been granted, we have recorded a liability for this award as of September 28, 2014. During the appeal process the Company may be compelled to post a bond or other security in the amount of 150% of the judgment.

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

ITEM 1A. RISK FACTORS

You should read the MD&A together our unaudited consolidated financial statements and related notes, each included elsewhere in this Quarterly Report on Form 10-Q, in conjunction with the Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended September 28, 2014. Some of the information contained in the MD&A or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "RISK FACTORS" below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Certification by Chief Executive Officer as required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer as required by Rule 13a-14 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

January 23, 2015

By: /s/ Dale Van Voorhis

Dale Van Voorhis

Chief Executive Officer

(Principal Executive Officer)