Form 10-Q
period 2015-03-29
PARKS AMERICA, INC
filed 2015-05-06
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

OR

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

Yes  X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X    No

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

Yes       No  X   .

As of May 1, 2015, the issuer had 74,381,537 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of March 29, 2015 and September 28, 2014

	March 29, 2015	September 28, 2014
ASSETS
Cash – unrestricted	$283,236	$661,842
Cash – restricted (Note 3)	456,492	-
Inventory	160,994	136,334
Prepaid expenses	85,178	87,899
Total current assets	985,900	886,075

Property and equipment, net	6,125,631	6,117,869
Intangible assets, net	163,865	169,070
Other assets	8,500	8,500
Total assets	$7,283,896	$7,181,514

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$69,024	$118,523
Accrued expenses	196,918	193,042
Accrued judgment under appeal (Note 9)	304,328	304,328
Notes payable - line of credit	350,000	-
Notes payable - related parties	200,000	-
Current maturities of long-term debt	105,679	102,739
Total current liabilities	1,225,949	718,632

Long-term debt	3,434,583	3,491,984
Total liabilities	4,660,532	4,210,616

Stockholders’ equity
Common stock; 300,000,000 shares authorized,
at $.001 par value; 74,381,537 and 74,231,537
shares issued and outstanding, respectively	74,381	74,231
Capital in excess of par	4,801,506	4,797,006
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(2,249,273)	(1,897,089)
Total stockholders’ equity	2,623,364	2,970,898
Total liabilities and stockholders’ equity	$7,283,896	$7,181,514

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months and Six Months Ended March 29, 2015 and March 30, 2014

	For the three months ended		For the six months ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Net sales	$583,000	$526,525	$1,204,975	$1,052,977
Sale of animals	-	30,623	24,067	64,813
Total net sales	583,000	557,148	1,229,042	1,117,790

Cost of sales	95,187	95,075	166,034	180,374
Selling, general and administrative	575,334	587,611	1,140,938	1,158,817
Depreciation and amortization	81,250	78,105	162,500	155,415
(Gain) loss on disposal of operating assets, net	-	(3,964)	-	(3,964)
Loss from operations	(168,771)	(199,679)	(240,430)	(372,852)

Other income, net	1,371	1,379	3,437	5,257
Interest expense	(57,027)	(55,452)	(109,987)	(111,525)
Amortization of loan fees	(2,602)	(2,602)	(5,204)	(5,204)
Loss before income taxes	(227,029)	(256,354)	(352,184)	(484,324)

Income tax provision	-	-	-	-
Net loss	$(227,029)	$(256,354)	$(352,184)	$(484,324)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares
outstanding (in 000's) - basic and diluted	74,381	74,232	74,314	74,177

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended March 29, 2015 and Year Ended September 28, 2014

			Capital in	Treasury	Accumulated
	Shares	Amount	Excess of Par	Stock	Deficit	Total
Balance at September 29, 2013	74,106,537	$74,106	$4,794,006	$(3,250)	$(1,889,507)	$2,975,355
Issuance of common stock to Directors	125,000	125	3,000	-	-	3,125
Net loss for the year ended
September 28, 2014	-	-	-	-	(7,582)	(7,582)
Balance at September 28, 2014	74,231,537	74,231	4,797,006	(3,250)	(1,897,089)	2,970,898
Issuance of common stock to Directors	150,000	150	4,500	-	-	4,650
Net loss for the six months ended
ended March 29, 2015	-	-	-	-	(352,184)	(352,184)
Balance at March 29, 2015	74,381,537	$74,381	$4,801,506	$(3,250)	$(2,249,273)	$2,623,364

The accompanying notes are an integral part of these condensed financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended March 29, 2015 and March 30, 2014

	For the six months ended
	March 29, 2015	March 30, 2014
OPERATING ACTIVITIES:
Net loss	$(352,184)	$(484,324)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	162,500	155,415
Amortization of loan fees	5,204	5,204
(Gain) loss on disposal of assets	-	(3,964)
Stock-based compensation	4,650	3,125
Changes in assets and liabilities
(Increase) decrease in accounts receivable	-	10,875
(Increase) decrease in inventory	(24,660)	(25,900)
(Increase) decrease in prepaid expenses	2,721	(5,480)
Increase (decrease) in accounts payable	(49,499)	4,287
Increase (decrease) in accrued expenses	3,876	(9,695)
Net cash used in operating activities	(247,392)	(350,457)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(170,261)	(120,732)
Proceeds from the disposition of property and equipment	-	4,700
(Increase) decrease in restricted cash	(456,492)	-
Net cash used in investing activities	(626,753)	(116,032)

FINANCING ACTIVITIES:
Proceeds from lines of credit	350,000	200,000
Proceeds from related party borrowings	200,000	200,000
Payments on notes payable	(54,461)	(53,315)
Net cash provided by financing activities	495,539	346,685

Net increase (decrease) in cash	(378,606)	(119,804)
Cash at beginning of period	661,842	313,529
Cash at end of period	$283,236	$193,725

Supplemental Cash Flow Information:
Cash paid for interest	$108,803	$109,833
Cash paid for income taxes	$9,000	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 29, 2015

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

The Company owns and operates through its wholly owned subsidiaries two regional theme parks and is in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. The Company’s wholly owned subsidiaries are Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”) and Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”). Wild Animal – Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”). On June 13, 2005, the Company acquired the Georgia Park and on March 5, 2008, the Company acquired the Missouri Park.

The Parks are open year round but experience increased seasonal attendance during the months of April through August. On a combined basis, net sales for the third and fourth quarter of the last two fiscal years represented approximately 70% to 72% of annual net sales.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months and six months ended March 29, 2015 and March 30, 2014 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. In the opinion of management interim results reflect all normal and recurring adjustments, and are not necessarily indicative of the results for a full fiscal year.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2014.

Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries (Wild Animal – Georgia and Wild Animal – Missouri). All material inter-company accounts and transactions have been eliminated in consolidation.

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

March 29, 2015

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainties: The accompanying financial statements have been prepared on a going concern basis. The January 9, 2013 refinancing of all the Company’s then outstanding debt lowered the Company’s required annual debt service payments by approximately $174,000, see “NOTE 4. LONG-TERM DEBT” for more information. Management believes this refinancing provides the Company additional margin to continue to fund its operations and meet its debt service obligations. However, the ability of the Company to continue as a going concern during the next twelve months continues to depend on the ability of the Company to generate revenues from operations, to maintain its existing sources of capital and to meet its existing debt service obligations or obtain additional sources of capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reclassifications: Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

Trade Accounts Receivable: The Parks are cash businesses; therefore, the Company typically carries little or no accounts receivable. Periodically the Company will carry accounts receivable primarily from animal sales. The Company had no accounts receivable as of March 29, 2015 and September 28, 2014.

Inventory: Inventory consists of park supplies, and is stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly.

Property and Equipment: Property and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to forty years. A summary is included below.

	March 29, 2015	September 28, 2014	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Buildings and structures	3,160,867	3,108,495	15 - 40 years
Facilities and equipment	996,117	935,854	5 - 15 years
Furniture and fixtures	76,646	75,189	7 years
Ground improvements	785,336	785,336	15 years
Park animals	616,878	609,578	5 - 10 years
Rides and entertainment	52,747	22,000	7 years
Vehicles	332,574	314,451	3-5 years
Total cost	8,528,345	8,358,083
Less accumulated depreciation	(2,402,714)	(2,240,214)
Property and equipment, net	$6,125,631	$6,117,869

Other Intangible Assets: Other intangible assets include franchising fees, loan fees, payroll software, which are reported at cost. Loan fees are amortized over the life of the respective loan, currently 20 years for the term loan and seven years for the line-of-credit. See “NOTE 4. LONG-TERM DEBT” for more information. Franchising fees are amortized over a period of 60 months and payroll software over a period of 36 months.

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

March 29, 2015

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

Stock Based Compensation: The Company recognizes stock based compensation costs on a straight-line basis over the requisite service period associated with the grant. No activity has occurred in relation to stock options during any period presented. The Company awards shares to its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company recognizes the expense based on the fair market value at time of the grant. Each director is typically granted 25,000 restricted shares annually, usually toward the end of the calendar year.

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

Basic and Diluted Net Income (Loss) Per Share: Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

Basic and diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the applicable weighted average number of common shares outstanding in each period.

Dividend Policy: The Company has not yet adopted a policy regarding payment of dividends.

Recent Accounting Pronouncements: The Company does not expect recently issued accounting standards or interpretations to have a material impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.

NOTE 3. RESTRICTED CASH

As of February 5, 2015, the Company was required to post a security of $456,492 (the “Security Amount”) in connection with the Company’s appeal of a summary judgment and award of costs more fully described in “NOTE 9. COMMITMENTS AND CONTINGENCIES” herein. The Company deposited the Security Amount, in cash, in a newly established account with Fifth Third Bank, an Ohio Banking Corporation (“Fifth Third”). On April 8, 2015, Fifth Third issued a “Letter of Credit” equal to the Security Amount to the “Harper Defendants” (as that term is defined in Note 9). The Company anticipates the Letter of Credit will be in place until the appeal of the summary judgment award is resolved. The Company is restricted from using the Security Amount in its Fifth Third Bank deposit account as long as the Letter of Credit is outstanding.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 29, 2015

NOTE 4. LONG-TERM DEBT

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

	March 29, 2015	September 28, 2014
On January 9, 2013, the Company completed a refinancing transaction with CB&T as lender. The Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term.	$3,540,262	$3,594,723
Less current portion of long-term debt	(105,679)	(102,739)
Long-term debt	$3,434,583	$3,491,984

At March 29, 2015, the scheduled future principal maturities by fiscal year are as follows:

2015	$57,491
2016	118,360
2017	125,348
2018	132,749
2019	140,587
thereafter	2,965,727
Total	$3,540,262

NOTE 5. LINES OF CREDIT

The Company maintains a $350,000 line of credit (the “LOC”) loan from CB&T for working capital purposes. This LOC has an initial term of seven years, through January 8, 2020, subject to the satisfactory performance by the Company. The LOC interest rate is tied to prime but has a minimum rate of 5.25%. The closing costs for the LOC totaled $11,482 and are being amortized over the initial seven-year term of the loan. As of March 29, 2015, the Company had drawn $350,000 on the LOC. The LOC was not utilized as of September 28, 2014.

Effective March 13, 2015, the Company established an additional $100,000 line of credit with CB&T for working capital purposes. This line of credit will expire on September 13, 2015, subject to the satisfactory performance by the Company and bears interest at a rate of 5.75%. The closing costs for this line of credit were $1,031. As of March 29, 2015, the Company had not utilized this line of credit.

During the Company’s 2015 and 2014 fiscal years, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans have been made on the same terms and conditions as the LOC with CB&T. As of March 29, 2015, $200,000 was the outstanding balance for these Director loans. As of September 28, 2014, there was no outstanding balance against these Director loans.

When applicable, all advances on the Company’s LOCs and Director loans are recorded as current liabilities.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 29, 2015

NOTE 6. STOCKHOLDERS’ EQUITY

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

Officers, Directors and their controlled entities own approximately 43.5% of the outstanding common stock of the Company as of March 29, 2015.

NOTE 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

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

On April 1, 2008, the Company entered into an employment agreement with Jim Meikle (the “2008 Meikle Employment Agreement”) pursuant to which Mr. Meikle was hired to serve as the President and Chief Executive Officer of each of the Company’s wholly owned subsidiaries. Effective January 27, 2011, Mr. Meikle was appointed as the Company’s Chief Operating Officer. Effective April 1, 2015, the Company and Mr. Meikle entered into the “2015 Meikle Employment Agreement”. Pursuant to the 2015 Meikle Employment Agreement, Mr. Meikle receives an initial base compensation in the amount of $135,000 per year, which is reviewed annually by the Board of Directors. The 2015 Meikle Employment Agreement has a term of two years and entitles Mr. Meikle to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

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

Lines of Credit:

During the Company’s 2015 and 2014 fiscal years, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans have been made on the same terms and conditions as the LOC with CB&T. As of March 29, 2015, $200,000 was the outstanding balance for these Director loans. As of September 28, 2014, there was no outstanding balance against these Director loans.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 29, 2015

NOTE 8. INCOME TAXES

For the six month period ended March 29, 2015, the Company has reported a pre-tax loss of $352,184.  For the year ending September 27, 2015, the Company expects to generate pre-tax income and expects to utilize a portion of its Federal net tax operating loss carry-forwards to offset any Federal taxable income in its 2015 fiscal year. The Company expects to generate 2015 fiscal year income that will be subject to State of Georgia income taxes at a rate of approximately 6%.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

The Company is in the process of appealing the summary judgment and the award of costs. Although we cannot predict the ultimate outcome of this lawsuit, the Company believes the Court’s summary judgment and award of costs in favor of the Harper Defendants is in error and is vigorously pursuing its position on appeal. However, as the award of legal fees and costs has been granted, the Company recorded a liability for this award as of September 28, 2014. As detailed in “NOTE 3. RESTRICTED CASH”, as of February 5, 2015 the Company was required to post a security in the amount of 150%, or $456,492, of the judgment during its appeal of the summary judgment and award of costs.

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

March 29, 2015

NOTE 10. BUSINESS SEGMENTS

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

	For the three months ended		For the six months ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Total net sales:
Georgia	$487,652	$481,693	$1,027,235	$937,964
Missouri	95,348	75,455	201,807	179,826
Consolidated	$583,000	$557,148	$1,229,042	$1,117,790

Income (loss) before income taxes:
Georgia	$78,343	$89,277	$225,122	$134,847
Missouri	(90,658)	(111,965)	(181,043)	(213,627)
Segment total	(12,315)	(22,688)	44,079	(78,780)
Corporate	(156,456)	(176,991)	(284,509)	(294,072)
Other income, net	1,371	1,379	3,437	5,257
Interest expense	(57,027)	(55,452)	(109,987)	(111,525)
Amortization of loan fees	(2,602)	(2,602)	(5,204)	(5,204)
Consolidated	$(227,029)	$(256,354)	$(352,184)	$(484,324)

	As of
	March 29, 2015	September 28, 2014
Total assets:
Georgia	$4,413,957	$4,590,809
Missouri	2,224,710	2,386,301
Corporate	645,229	204,404
Consolidated	$7,283,896	$7,181,514

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC 855-10, except as noted in “NOTE 3. RESTRICTED CASH” and “NOTE 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES”, the Company has analyzed its operations subsequent to March 29, 2015 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited consolidated financial statements.

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

As we look at our operations as of March 29, 2015, one of our highest priorities is to continue to improve the operating profit at our Missouri Park. Since the acquisition of our Missouri Park in March 2008, we have worked to upgrade the Park’s physical facilities and dramatically improve its concessions. During the second half of our 2015 fiscal year, we expect to complete the installation of five amusement park “kiddie” rides at our Missouri Park. These rides will be targeted toward families with children between the ages of three and twelve years old. We believe the addition of these rides will serve to increase attendance, as well as the spending per guest visit, at our Missouri Park. The addition of these rides is a continuation of our ongoing effort to improve the overall guest experience, as well as public perception of our Missouri Park. We believe that years of operation under the prior owners resulted in negative preconceptions about the condition of the Park. We will continue to focus our efforts to promote our Missouri Park and make additional improvements as our capital budget allows. We expect that over the course of several years these efforts will ultimately yield favorable results.

We are also committed to leveraging the strong operating model we have established at our Georgia Park, with a focus on increasing Park attendance, as well as increasing the revenue generated per guest visit via concession and gift shop revenues.

On January 9, 2013, we completed a $3,752,000 loan transaction (the “Refinancing Loan”), the proceeds of which were used primarily to refinance our then-outstanding debt and fund $230,000 of new construction and renovations at our Parks.

Our anticipated annual debt service payments were lowered as a result of the Refinancing Loan. Prior to the Refinancing Loan, our then outstanding debt required annual payments totaling $490,000 as compared to new estimated annual payments totaling $316,000, reducing our annual debt service payments by $174,000 compared with the previous year. We anticipate that the reduction of our annual cash requirements for debt service will free up cash flow to fund operations and capital improvements at our Parks.

While the Refinancing Loan provides us with incremental cash flow margin, our current size and operating model leave us little room for error. Any future capital raised by us is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, us may not be sufficient to fund our capital and liquidity needs for the near-term.

Results of Operations For the Three Month Period Ended March 29, 2015 as Compared to Three Month Period Ended March 30, 2014

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

	Georgia Park		Missouri Park		Consolidated
	2015	2014	2015	2014	2015	2014
Total net sales	$487,652	$481,693	$95,348	$75,455	$583,000	$557,148
Segment income (loss) from operations	78,343	89,277	(90,658)	(111,965)	(12,315)	(22,688)
Segment operating margin %	16.1%	18.5%	-95.1%	-148.4%	-2.1%	-4.1%

Corporate expenses					(156,456)	(176,991)
Other income, net					1,371	1,379
Interest expense					(57,027)	(55,452)
Amortization of loan fees					(2,602)	(2,602)
Loss before income taxes					$(227,029)	$(256,354)

Total Net Sales

Our total net sales for the three month period ended March 29, 2015 increased by $25,852, or 4.6%, to $583,000 versus the three month period ended March 30, 2014. Our Georgia Park’s net sales increased by $5,959 primarily as a result of an increase in average revenue per guest, offset by a decrease in animal sales. Total net sales for our Missouri Park increased by $19,893, as an increase in average revenue per guest was offset by lower animal sales. Attendance at our Missouri Park increased approximately 5.7%, while attendance at our Georgia Park declined approximately 1.6%, during the three month period ended March 29, 2015.

Segment Operating Margin

Consolidated segment operating margin was a loss of $12,315 for the three month period ended March 29, 2015, compared to a segment loss of operations of $22,688 during the three month period ended March 30, 2014. This improvement was driven primarily by higher average revenue per guest, partially offset by lower animal sales. Our Georgia Park’s segment income was $78,343, a decrease of $10,934, as lower animal sales and higher operating expenses were partially offset by higher revenue per guest. The segment loss for our Missouri Park was $90,658, an improvement of $21,307, driven by favorable average revenue per guest, higher attendance and lower operating expenses, partially offset by lower animal sales.

Corporate Expenses and Other

Corporate spending decreased by $20,535 to $156,456 during the three month period ended March 29, 2015, compared to the same period in the prior year, primarily as a result of lower legal expenses.

Interest Expense and Other Income

Interest expense, including amortization of loan fees, for the three month period ended March 29, 2015 was $59,629, an increase of $1,575 compared with the three month period ended March 30, 2014. This increase is primarily the result of an increase in seasonal borrowings.

Income Taxes

Based on our cumulative net tax operating loss carry-forwards, we do not expect to pay U.S. Federal income taxes for our 2015 fiscal year; therefore, we have not recorded a related tax provision. We expect to generate income during our 2015 fiscal year, which will be subject to State of Georgia income taxes at a rate of approximately 6%. For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Loss and Loss Per Share

Our net loss decreased by $29,325 to a net loss of $227,029 or $0.00 per basic share and per fully diluted share, for the three month period ended March 29, 2015 as compared with a net loss of $256,354 or $0.00 per basic share and per fully diluted share, for the three month period ended March 30, 2014. The primarily drivers underlying this improvement were an operating margin increase for our Missouri Park of $21,307 and a decrease in Corporate spending of $20,535, partially offset by a $10,934 decrease in the operating margin for our Georgia Park and a $1,575 increase in interest expense.

Results of Operations For the Six Month Period Ended March 29, 2015 as Compared to Six Month Period Ended March 30, 2014

	Georgia Park		Missouri Park		Consolidated
	2015	2014	2015	2014	2015	2014
Total net sales	$1,027,235	$937,964	$201,807	$179,826	$1,229,042	$1,117,790
Segment income (loss) from operations	225,122	134,847	(181,043)	(213,627)	44,079	(78,780)
Segment operating margin %	21.9%	14.4%	-89.7%	-118.8%	3.6%	-7.0%

Corporate expenses					(284,509)	(294,072)
Other income, net					3,437	5,257
Interest expense					(109,987)	(111,525)
Amortization of loan fees					(5,204)	(5,204)
Loss before income taxes					$(352,184)	$(484,324)

Total Net Sales

Our total net sales for the six month period ended March 29, 2015 increased by $111,252, or 10.0%, to $1,229,042 versus the six month period ended March 30, 2014. Our Georgia Park’s net sales increased by $89,271 primarily as a result of an increase in average revenue per guest and higher attendance, partially offset by a decline in animal sales. Total net sales for our Missouri Park increased by $21,981, as an increase in average revenue per guest and higher attendance were offset by lower animal sales. During the six month period ended March 29, 2015, attendance at our Georgia and Missouri Parks increased approximately 2.4% and 1.9%, respectively. We believe this increase was partially due to favorable weather conditions compared to the six month period ended March 30, 2014.

Segment Operating Margin

Consolidated segment operating margin increased by $122,859, resulting in segment income from operations of $44,079 for the six month period ended March 29, 2015 compared to a segment loss of operations of $78,780 during the six month period ended March 30, 2014. This improvement was driven primarily by higher average revenue per guest, higher attendance and lower operating expenses, partially offset by lower animal sales. Our Georgia Park’s segment income was $225,122, an increase of $90,275, principally as a result of higher revenue per guest, higher attendance and lower operating expenses, partially offset by a decline in animal sales. The segment loss for our Missouri Park was $181,043, an improvement of $32,584, as favorable average revenue per guest, higher attendance and lower cost of operations were partially offset by lower animal sales.

Corporate Expenses and Other

Corporate spending decreased by $9,563 to $284,509 during the six month period ended March 29, 2015, compared to the same period in the prior year, primarily as a result of lower legal expenses, partially offset by higher compensation expense.

Interest Expense and Other Income

Interest expense, including amortization of loan fees, for the six month period ended March 29, 2015 was $115,191, a decrease of $1,538 compared with the six month period ended March 30, 2014. This decrease is primarily the result of lower term loan interest, partially offset by interest on increased seasonal borrowings.

Income Taxes

Based on our cumulative net tax operating loss carry-forwards, we do not expect to pay U.S. Federal income taxes for our 2015 fiscal year; therefore, we have not recorded a related tax provision. We expect to generate income during our 2015 fiscal year, which will be subject to State of Georgia income taxes at a rate of approximately 6%. For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Loss and Loss Per Share

Our net loss decreased by $132,140 to a net loss of $352,184 or $0.00 per basic share and per fully diluted share, for the six month period ended March 29, 2015 as compared with a net loss of $484,324 or $0.01 per basic share and per fully diluted share, for the six month period ended March 30, 2014. The primarily drivers underlying this improvement were operating margin increases for our Georgia and Missouri Parks’ of $90,275 and $32,584, respectively, and decreases in Corporate spending and interest expense of $9,563 and $1,538, respectively.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Our slow season starts after Labor Day in September and runs until Spring Break, which typically begins toward the end of March. These two quarters have historically generated negative cash flow and require us to borrow to fund operations and prepare our Parks for the busy season during the third and fourth quarters of our fiscal year. Similar to the prior year, if our 2015 fiscal year seasonal borrowing needs exceed our Commercial Bank & Trust Company of Troup County (“CB&T”) line of credit (“LOC”), two members of our Board of Directors have agreed to offer us additional seasonal borrowing on the same terms and conditions as the LOC with CB&T.

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

Our working capital was a negative $240,049 at March 29, 2015 as compared a positive $167,443 at September 28, 2014. This decline in working capital reflects the negative operating cash flow we typically experience during the slow season corresponding to the first six months of our fiscal year. During our 2015 fiscal year, our seasonal borrowing needs have been further impacted as we were required to post a security related to a legal action we are in the process of appealing, see “NOTE 3. RESTRICTED CASH” of the Notes to the Consolidated Financial Statements (Unaudited) for further information. We expect to substantially reduce our seasonal borrowings during the third quarter of our 2015 fiscal year.

Total loan debt, including current maturities, at March 29, 2015 was $4.09 million compared to $3.59 million at September 28, 2014. The increase in loan debt was a result of seasonal borrowing to fund working capital, and investments in property and equipment and restricted cash, partially offset by scheduled payments against our term loan during the six month period ended March 29, 2015. Our seasonal LOC and related party borrowings were $550,000 at March 29, 2015 and $0 at September 28, 2014.

As of March 29, 2015, we had equity of $2.62 million and total loan debt of $4.09 million, resulting in a debt to equity ratio of 1.56 to 1. Our debt to equity ratio was 1.21 to 1 as of September 28, 2014.

Operating Activities

Net cash used in operating activities was $247,392 for the six month period ended March 29, 2015, compared to $350,457 used in operating activities for the six month period ended March 30, 2014, a decrease of $103,065. The decrease in cash used in operating activities was primarily the result of an increase in net sales, partially offset by cash used to pay-down current liabilities and acquire inventory.

Investing Activities

Net cash used in investing activities was $626,753 for the six month period ended March 29, 2015, compared to $116,032 used in investing activities for the six month period ended March 30, 2014, an increase of $510,721, primarily driven by an increase in restricted cash and higher capital expenditures.

Financing Activities

Net cash provided by financing activities was $495,539 for the six month period ended March 29, 2015, compared to net cash provided by financing activities of $346,685 for the six month period ended March 30, 2014, an increase of $148,854. Our seasonal borrowing needs during the first six month period of our 2015 fiscal year have been driven by an increase in restricted cash, the funding of seasonal working capital and investments in property and equipment.

Subsequent Events

Subsequent to the period covered by this report, on April 1, 2015, we entered into a new employment agreement with of Jim Meikle, our Chief Operating Officer, which extends through March 31, 2017.

As of February 5, 2015, we were required to post a security of $456,492 (the “Security Amount”) in connection with our appeal of the summary judgment and award of costs described in “PART II, ITEM 1, LEGAL PROCEEDINGS”. We deposited the Security Amount, in cash, in a newly established account with Fifth Third Bank, an Ohio Banking corporation (“Fifth Third”). On April 8, 2015, Fifth Third issued a “Letter of Credit” equal to the Security Amount to the “Harper Defendants” (as the term is defined in LEGAL PROCEEDINGS). We anticipate the Letter of Credit will be in place until the appeal of the summary judgment and award of costs is resolved. We are restricted from using the cash in our Fifth Third Bank deposit account as long as the Letter of Credit is outstanding.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our significant accounting policies are set forth in “NOTE 2. SIGNIFICANT ACCOUNTING POLICIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q, which should be reviewed as they are integral to understanding our results of operations and financial position. The Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended September 28, 2014 includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended March 29, 2015 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

In September 2009, we filed an action against our former President and CEO in the Eighth Judicial District Court of the State of Nevada (Parks! America, Inc. vs. Eastland; et al., Case No. 09-A-599668). We brought this action in an attempt to obtain a Temporary Restraining Order and injunctive relief against the Eastland Defendants (our former President and CEO Larry Eastland and his related companies) as to the Eastland Defendants attempt to install a new board of directors for the Company. The Temporary Restraining Order was granted, as was the Preliminary Injunction.

In June 2012, we amended our complaint against the Eastland Defendants to, among other things, add new claims for relief, as well as join as defendants, LEA Capital Advisors, LLC, an entity controlled by Mr. Eastland (together the Eastland Defendants), and Stanley Harper and Computer Contact Service, Inc., an entity controlled by Mr. Harper (together the Harper Defendants) for breaches of contract and fiduciary duty with regards to the Company’s purchase of TempSERV on September 30, 2007 and its subsequent re-conveyance of TempSERV to Computer Contact Service, Inc. as of January 1, 2009. We are seeking damages in excess of $1.8 million.

Discovery was conducted on the claims between the parties, after which the Harper Defendants filed for summary judgment asking that the claims against them be dismissed. After briefing and argument, the Court granted summary judgment in favor of the Harper Defendants. Because one of the contracts involved had a provision for legal fees, the Harper Defendants also filed a motion for legal fees and costs. On October 24, 2014, the Court ordered us to pay approximately $304,328 in costs and attorney’s fees in favor of the Harper Defendants.

We are in the process of appealing the summary judgment and the award of costs. Although we cannot predict the ultimate outcome of this lawsuit, we believe the Court’s summary judgment and award of costs in favor of the Harper Defendants is in error and are vigorously pursuing our position on appeal. However, as the award of legal fees and costs has been granted, we recorded a liability for this award as of September 28, 2014. As detailed in “NOTE 3. RESTRICTED CASH”, as of February 5, 2015, we were required to post a security in the amount of 150%, or $456,492, of the judgment during our appeal of the summary judgment and award of costs.

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

ITEM 1A. RISK FACTORS

You should read the MD&A together with our unaudited consolidated financial statements and related notes, each included elsewhere in this Quarterly Report on Form 10-Q, in conjunction with the Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended September 28, 2014. Some of the information contained in the MD&A or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "RISK FACTORS" below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Certification by Chief Executive Officer as required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer as required by Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

PARKS! AMERICA, INC.

May 6, 2015	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer (Principal Executive Officer)