Form 10-Q
period 2015-06-28
PARKS AMERICA, INC
filed 2015-08-04
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

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

As of July 31, 2015, the issuer had 74,381,537 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

INDEX

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of June 28, 2015 and September 28, 2014

	June 28, 2015	September 28, 2014
ASSETS
Cash – unrestricted	$251,495	$661,842
Cash – restricted (Note 3)	456,492	-
Inventory	178,634	136,334
Prepaid expenses	52,823	87,899
Total current assets	939,444	886,075

Property and equipment, net	6,293,885	6,117,869
Intangible assets, net	161,263	169,070
Other assets	8,500	8,500
Total assets	$7,403,092	$7,181,514

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$104,387	$118,523
Accrued expenses	267,685	193,042
Accrued judgment under appeal (Note 9)	304,328	304,328
Notes payable - related parties	25,000	-
Current maturities of long-term debt	115,477	102,739
Total current liabilities	816,877	718,632

Long-term debt	3,410,576	3,491,984
Total liabilities	4,227,453	4,210,616

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 74,381,537 and 74,231,537 shares issued and outstanding, respectively	74,381	74,231
Capital in excess of par	4,801,506	4,797,006
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(1,696,998)	(1,897,089)
Total stockholders’ equity	3,175,639	2,970,898
Total liabilities and stockholders’ equity	$7,403,092	$7,181,514

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months and Nine Months Ended June 28, 2015 and June 29, 2014

	For the three months ended		For the nine months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales	$1,618,126	$1,465,518	$2,823,101	$2,518,495
Sale of animals	1,625	108	25,692	64,921
Total net sales	1,619,751	1,465,626	2,848,793	2,583,416

Cost of sales	157,121	159,207	323,155	339,581
Selling, general and administrative	758,292	758,237	1,899,230	1,917,054
Depreciation and amortization	81,250	78,105	243,750	233,520
(Gain) loss on disposal of operating assets, net	(7,344)	-	(7,344)	(3,964)
Income from operations	630,432	470,077	390,002	97,225

Other income (expense), net	2,541	2,079	5,978	7,336
Interest expense	(56,096)	(47,802)	(166,083)	(159,327)
Amortization of loan fees	(2,602)	(2,602)	(7,806)	(7,806)
Income (loss) before income taxes	574,275	421,752	222,091	(62,572)

Income tax provision	22,000	7,455	22,000	7,455
Net income (loss)	$552,275	$414,297	$200,091	$(70,027)

Income (loss) per share - basic and diluted	$0.01	$0.01	$0.00	$(0.00)

Weighted average shares
outstanding (in 000's) - basic and diluted	74,382	74,232	74,338	74,195

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Nine Months Ended June 28, 2015 and Year Ended September 28, 2014

			Capital in
			Excess	Treasury	Accumulated
	Shares	Amount	of Par	Stock	Deficit	Total
Balance at September 29, 2013	74,106,537	$74,106	$4,794,006	$(3,250)	$(1,889,507)	$2,975,355
Issuance of common stock to Directors	125,000	125	3,000	-	-	3,125
Net loss for the year ended September 28, 2014	-	-	-	-	(7,582)	(7,582)
Balance at September 28, 2014	74,231,537	74,231	4,797,006	(3,250)	(1,897,089)	2,970,898
Issuance of common stock to Directors	150,000	150	4,500	-	-	4,650
Net income for the nine months ended June 28, 2015	-	-	-	-	200,091	200,091
Balance at June 28, 2015	74,381,537	$74,381	$4,801,506	$(3,250)	$(1,696,998)	$3,175,639

The accompanying notes are an integral part of these condensed financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended June 28, 2015 and June 29, 2014

	For the nine months ended
	June 28, 2015	June 29, 2014
OPERATING ACTIVITIES:
Net income (loss)	$200,091	$(70,027)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	243,750	233,520
Amortization of loan fees	7,806	7,806
(Gain) loss on disposal of assets	(7,344)	(3,964)
Stock-based compensation	4,650	3,125
Changes in assets and liabilities
(Increase) decrease in accounts receivable	-	10,875
(Increase) decrease in inventory	(42,300)	(13,580)
(Increase) decrease in prepaid expenses	35,076	12,421
Increase (decrease) in accounts payable	(14,136)	(28,355)
Increase (decrease) in accrued expenses	74,643	81,398
Net cash provided by operating activities	502,236	233,219

INVESTING ACTIVITIES:
Acquisition of property and equipment	(419,765)	(167,571)
Proceeds from the disposition of property and equipment	7,344	9,400
(Increase) decrease in restricted cash	(456,492)	-
Net cash used in investing activities	(868,913)	(158,171)

FINANCING ACTIVITIES:
Proceeds from lines of credit and related party borrowings	550,000	500,000
Repayment of lines of credit and related party borrowings	(525,000)	(500,000)
Payments on notes payable	(68,670)	(83,387)
Net cash used in financing activities	(43,670)	(83,387)

Net increase (decrease) in cash	(410,347)	(8,339)
Cash at beginning of period	661,842	313,529
Cash at end of period	$251,495	$305,190

Supplemental Cash Flow Information:
Cash paid for interest	$164,899	$159,370
Cash paid for income taxes	$11,159	$21,610

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 28, 2015

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months and nine months ended June 28, 2015 and June 29, 2014 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. In the opinion of management interim results reflect all normal and recurring adjustments, and are not necessarily indicative of the results for a full fiscal year.

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

June 28, 2015

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

Trade Accounts Receivable: The Parks are cash businesses; therefore, the Company typically carries little or no accounts receivable. Periodically the Company will carry accounts receivable, primarily from animal sales. The Company had no accounts receivable as of June 28, 2015 and September 28, 2014.

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

	June 28, 2015	September 28, 2014	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Buildings and structures	3,176,327	3,108,495	15 - 40 years
Facilities and equipment	1,006,894	935,854	5 - 15 years
Furniture and fixtures	76,646	75,189	7 years
Ground improvements	791,771	785,336	15 years
Park animals	632,632	609,578	5 - 10 years
Rides and entertainment	228,553	22,000	7 years
Vehicles	357,846	314,451	3-5 years
Total cost	8,777,849	8,358,083
Less accumulated depreciation	(2,483,964)	(2,240,214)
Property and equipment, net	$6,293,885	$6,117,869

Other Intangible Assets: Other intangible assets include loan fees, franchising fees, and payroll software, which are reported at cost. Loan fees are amortized over the life of the respective loan, currently 20 years for the term loan and seven years for the line-of-credit. See “NOTE 4. LONG-TERM DEBT” for more information. Franchising fees are amortized over a period of 60 months and payroll software over a period of 36 months.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 28, 2015

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

Stock Based Compensation: The Company recognizes stock based compensation costs on a straight-line basis over the requisite service period associated with the grant. No activity has occurred in relation to stock options during any period presented. The Company awards shares to its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company recognizes the expense based on the fair market value at time of the grant. Each director is typically granted 25,000 restricted shares annually, usually near the end of the calendar year.

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

NOTE 3. RESTRICTED CASH

As of February 5, 2015, the Company was required to post a security of $456,492 (the “Security Amount”) in connection with the Company’s appeal of a summary judgment and award of costs more fully described in “NOTE 9. COMMITMENTS AND CONTINGENCIES” herein. The Company deposited the Security Amount, in cash, in a newly established account with Fifth Third Bank, an Ohio Banking Corporation (“Fifth Third”). On April 8, 2015, Fifth Third issued a “Letter of Credit” equal to the Security Amount to the “Harper Defendants” (as that term is defined in Note 9). The Company anticipates the Letter of Credit will be in place until the appeal of the summary judgment award is resolved. The Company is restricted from using the Security Amount in its Fifth Third Bank deposit account as long as the Letter of Credit remains outstanding.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 28, 2015

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

	June 28, 2015	September 28, 2014
On January 9, 2013, the Company completed a refinancing transaction with CB&T as lender. The Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term.	$3,526,053	$3,594,723
Less current portion of long-term debt	(115,477)	(102,739)
Long-term debt	$3,410,576	$3,491,984

At June 28, 2015, the scheduled future principal maturities by fiscal year are as follows:

2015	$27,590
2016	118,033
2017	125,001
2018	132,382
2019	140,197
thereafter	2,982,850
Total	$3,526,053

NOTE 5. LINES OF CREDIT

The Company maintains a $350,000 line of credit (the “LOC”) loan from CB&T for working capital purposes. This LOC has an initial term of seven years, through January 8, 2020, subject to the satisfactory performance by the Company. The LOC interest rate is tied to the prime rate, and has a minimum rate of 5.25%. The closing costs for the LOC totaled $11,482 and are being amortized over the initial seven-year term of the loan. The LOC was not utilized as of June 28, 2015 and September 28, 2014, respectively.

Effective March 13, 2015, the Company established an additional $100,000 line of credit with CB&T for working capital purposes. This line of credit will expire on September 13, 2015, subject to the satisfactory performance by the Company and bears interest at a rate of 5.75%. The closing costs for this line of credit were $1,031. As of June 28, 2015, the Company had not utilized this line of credit.

During the Company’s 2015 and 2014 fiscal years, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans were made on the same terms and conditions as the LOC with CB&T. As of June 28, 2015, there was an outstanding balance of $25,000 on these Director loans. As of September 28, 2014, there was no outstanding balance against these Director loans.

When applicable, all advances on the Company’s LOCs and Director loans are recorded as current liabilities.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 28, 2015

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

Officers, Directors and their controlled entities owned approximately 43.6% of the outstanding common stock of the Company as of June 28, 2015. Subsequent to the period covered in this report, on July 17, 2015, four members of the Company’s Board of Directors purchased a total of 6,000,000 shares of the Company’s common stock in a private transaction. As a result, as of July 31, 2015, Officers, Directors and their controlled entities own approximately 51.7% of the Company’s outstanding common.

NOTE 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Employment Agreements:

Effective June 1, 2009, the Company entered into an employment agreement with Dale Van Voorhis (the “2009 Van Voorhis Employment Agreement”) to serve as the Company’s Chief Operating Officer. Effective January 27, 2011, Mr. Van Voorhis was appointed as the Company’s Chief Executive Officer. The 2009 Van Voorhis Employment Agreement expired on May 31, 2014 and was replaced by an employment agreement between the Company and Mr. Van Voorhis dated as of June 1, 2014 (the “2014 Van Voorhis Employment Agreement”). Pursuant to the 2014 Van Voorhis Employment Agreement, Mr. Van Voorhis receives an initial base annual compensation in the amount of $90,000 per year, subject to annual review by the Board of Directors. The 2014 Van Voorhis Employment Agreement has a term of two years and entitles Mr. Van Voorhis to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

On April 1, 2008, the Company entered into an employment agreement with Jim Meikle (the “2008 Meikle Employment Agreement”) pursuant to which Mr. Meikle was hired to serve as the President and Chief Executive Officer of each of the Company’s wholly owned subsidiaries. Effective January 27, 2011, Mr. Meikle was appointed as the Company’s Chief Operating Officer. Effective April 1, 2015, the Company and Mr. Meikle entered into the “2015 Meikle Employment Agreement”. Pursuant to the 2015 Meikle Employment Agreement, Mr. Meikle receives an initial base annual compensation in the amount of $135,000 per year, subject to annual review by the Board of Directors. The 2015 Meikle Employment Agreement has a term of two years and entitles Mr. Meikle to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Effective January 1, 2014, the Company entered into an employment agreement with Todd R. White (the “White Employment Agreement”) to serve as the Company’s Chief Financial Officer. Pursuant to the White Employment Agreement, Mr. White received an initial base annual compensation of $50,000 per year, subject to annual review by the Board of Directors. Mr. White also received a $10,000 signing bonus. Effective January 1, 2015, Mr. White’s annual base compensation was increased to $60,000. The White Employment Agreement has a term of five years and entitles Mr. White to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause or (ii) in the event of a change in control of the Company. This additional severance compensation payable totals $455,000.

Lines of Credit:

During the Company’s 2015 and 2014 fiscal years, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans have been made on the same terms and conditions as the LOC with CB&T. As of June 28, 2015, there was an outstanding balance of $25,000 on these Director loans. As of September 28, 2014, there was no outstanding balance against these Director loans.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 28, 2015

NOTE 8. INCOME TAXES

For the nine month period ended June 28, 2015, the Company reported pre-tax income of $222,091.  For the year ending September 27, 2015, the Company expects to generate pre-tax income and expects to utilize a portion of its Federal net tax operating loss carry-forwards to offset any Federal taxable income in its 2015 fiscal year. The Company expects to generate 2015 fiscal year income that will be subject to State of Georgia income taxes at a rate of approximately 6%.

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

Except as described above, the Company is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of its business. None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to its business or has a material interest adverse to its business.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 28, 2015

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

	For the three months ended		For the nine months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Total net sales:
Georgia	$1,328,765	$1,175,737	$2,356,000	$2,113,701
Missouri	290,986	289,889	492,793	469,715
Consolidated	$1,619,751	$1,465,626	$2,848,793	$2,583,416

Income (loss) before income taxes:
Georgia	$773,742	$676,958	$998,864	$811,805
Missouri	34,108	25,227	(146,935)	(188,400)
Segment total	807,850	702,185	851,929	623,405
Corporate	(177,418)	(232,108)	(461,927)	(526,180)
Other income (expense), net	2,541	2,079	5,978	7,336
Interest expense	(56,096)	(47,802)	(166,083)	(159,327)
Amortization of loan fees	(2,602)	(2,602)	(7,806)	(7,806)
Consolidated	$574,275	$421,752	$222,091	$(62,572)

	As of
	June 28, 2015	September 28, 2014
Total assets:
Georgia	$4,343,853	$4,590,809
Missouri	2,412,837	2,386,301
Corporate	646,402	204,404
Consolidated	$7,403,092	$7,181,514

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC 855-10, except as noted in “NOTE 6. STOCKHOLDERS’ EQUITY”, the Company has analyzed its operations subsequent to June 28, 2015 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited consolidated financial statements.

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

Overview

Through our wholly owned subsidiaries, Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”) and Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”), we own and operate two regional theme parks and are in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. Wild Animal – Georgia owns and operates the Wild Animal Safari theme park located in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”). Our Georgia Park and Missouri Park are collectively referred to as our “Parks”.

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

As we look at our operations as of June 28, 2015, one of our highest priorities is to continue to improve the operating profit at our Missouri Park. Since the acquisition of our Missouri Park in March 2008, we have worked to upgrade the Park’s physical facilities and dramatically improve its concessions. During the three month period ended June 28, 2015, we completed the installation of five amusement park “kiddie” rides at our Missouri Park. These rides are targeted toward families with children between the ages of three and twelve years old. The addition of these rides is a continuation of our ongoing effort to improve the overall guest experience, as well as public perception of our Missouri Park, and it is our belief that the addition of these rides will help increase attendance and average spending per guest visit. We believe that years of operation under the prior owners resulted in negative preconceptions about the condition of our Missouri Park. We will continue to focus our efforts to promote our Missouri Park and make additional improvements as our capital budget allows. We expect that over the course of several years these efforts will ultimately yield favorable results.

Additionally, we are committed to leveraging the strong operating model we have established at our Georgia Park, with a focus on increasing attendance, as well as increasing the average revenue generated per guest visit via concession and gift shop revenues.

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

Results of Operations For the Three Month Period Ended June 28, 2015 as Compared to Three Month Period Ended June 29, 2014

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

	Georgia Park		Missouri Park		Consolidated
	2015	2014	2015	2014	2015	2014
Total net sales	$1,328,765	$1,175,737	$290,986	$289,889	$1,619,751	$1,465,626
Segment income from operations	773,742	676,958	34,108	25,227	807,850	702,185
Segment operating margin %	58.2%	57.6%	11.7%	8.7%	49.9%	47.9%

Corporate expenses					(177,418)	(232,108)
Other income (expense), net					2,541	2,079
Interest expense					(56,096)	(47,802)
Amortization of loan fees					(2,602)	(2,602)
Income before income taxes					$574,275	$421,752

Total Net Sales

Our total net sales for the three month period ended June 28, 2015 increased by $154,125, or 10.5%, to $1,619,751 versus the three month period ended June 29, 2014. Our Georgia Park’s net sales increased by $153,028, or 13.0%, primarily as a result of an increase in attendance. Total net sales for our Missouri Park increased by $1,097, primarily as a result of an increase in attendance, partially offset by a decrease in average revenue per guest. Attendance at our Georgia Park and Missouri Park increased approximately 9.8% and 6.5%, respectively, during the three month period ended June 28, 2015.

Segment Operating Margin

Our consolidated segment income from operations was $807,850 for the three month period ended June 28, 2015, an increase of $105,665 compared to segment income from operations of $702,185 during the three month period ended June 29, 2014. This improvement was driven primarily by higher attendance at both our Parks. Our Georgia Park’s segment income from operations was $773,742, an increase of $96,784, as higher attendance revenues were partially offset by higher advertising and other operating expenses. The segment income from operations for our Missouri Park was $34,108, an improvement of $8,881, driven by lower operating expenses and higher attendance, partially offset by lower average revenue per guest.

Corporate Expenses and Other

Corporate spending decreased by $54,690 to $177,418 during the three month period ended June 28, 2015, compared to the same period in the prior year, primarily as a result of lower legal expenses.

Interest Expense and Other Income

Interest expense, including amortization of loan fees, for the three month period ended June 28, 2015 was $58,698, an increase of $8,294 compared with the three month period ended June 29, 2014, primarily as a result of higher average seasonal borrowings.

Income Taxes

Based on our cumulative net tax operating loss carry-forwards, we do not expect to pay U.S. Federal income taxes for our 2015 fiscal year; therefore, we have not recorded a related tax provision. We expect to generate income during our 2015 fiscal year, which will be subject to State of Georgia income taxes at a rate of approximately 6%. Accordingly, we recorded a tax provision of $22,000 for estimated State of Georgia income taxes for the three months ended June 28, 2015. For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Loss and Loss Per Share

Our net income increased by $137,978 to $552,275 or $0.01 per basic share and per fully diluted share, for the three month period ended June 28, 2015, as compared with a net income of $414,297 or $0.01 per basic share and per fully diluted share, for the three month period ended June 29, 2014. The primarily drivers underlying this improvement were an increase operating income for our Georgia Park and Missouri Park of $96,784 and $8,881, respectively, and a decrease in Corporate spending of $54,690, partially offset by a $8,294 increase in interest expense and an income tax provision increase of $14,545.

Results of Operations For the Nine Month Period Ended June 28, 2015 as Compared to Nine Month Period Ended June 29, 2014

	Georgia Park		Missouri Park		Consolidated
	2015	2014	2015	2014	2015	2014
Total net sales	$2,356,000	$2,113,701	$492,793	$469,715	$2,848,793	$2,583,416
Segment income (loss) from operations	998,864	811,805	(146,935)	(188,400)	851,929	623,405
Segment operating margin %	42.4%	38.4%	-29.8%	-40.1%	29.9%	24.1%

Corporate expenses					(461,927)	(526,180)
Other income (expense), net					5,978	7,336
Interest expense					(166,083)	(159,327)
Amortization of loan fees					(7,806)	(7,806)
Income (loss) before income taxes					$222,091	$(62,572)

Total Net Sales

Our total net sales for the nine month period ended June 28, 2015 increased by $265,377, or 10.3%, to $2,848,793 versus the nine month period ended June 29, 2014. Our Georgia Park’s net sales increased by $242,299, or 11.5%, as a result of an increase in average revenue per guest and higher attendance, partially offset by a decline in animal sales. Total net sales for our Missouri Park increased by $23,078, or 4.9%, driven by higher attendance, partially offset by lower animal sales. During the nine month period ended June 28, 2015, attendance at our Georgia and Missouri Parks increased approximately 6.5% and 4.6%, respectively. We believe this increase was partially due to favorable weather conditions compared to the nine month period ended June 29, 2014.

Segment Operating Margin

Consolidated segment income from operations increased by $228,524, resulting in segment income from operations of $851,929 for the nine month period ended June 28, 2015 compared to a consolidated segment income from operations of $623,405 during the nine month period ended June 29, 2014. This improvement was primarily driven by higher attendance and higher average revenue per guest, partially offset by lower animal sales and higher Park operating expenses. Our Georgia Park’s segment income from operations was $998,864, an increase of $187,059, principally as a result of higher revenue per guest and higher attendance, partially offset by a decline in animal sales and higher Park operating expenses. The segment loss from operations for our Missouri Park was $146,935, an improvement of $41,465, primarily as a result of higher attendance and lower Park operating costs.

Corporate Expenses and Other

Corporate spending decreased by $64,253 to $461,927 during the nine month period ended June 28, 2015, compared to the same period in the prior year, primarily as a result of lower legal expenses, partially offset by higher compensation expense.

Interest Expense and Other Income

Interest expense, including amortization of loan fees, for the nine month period ended June 28, 2015 was $173,889, an increase of $6,756 compared with the nine month period ended June 29, 2014, primarily as a result of higher average seasonal borrowings.

Income Taxes

Based on our cumulative net tax operating loss carry-forwards, we do not expect to pay U.S. Federal income taxes for our 2015 fiscal year; therefore, we have not recorded a related tax provision. We expect to generate income during our 2015 fiscal year, which will be subject to State of Georgia income taxes at a rate of approximately 6%. Accordingly, we recorded a tax provision of $22,000 for estimated State of Georgia income taxes for the nine months ended June 28, 2015. For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Loss and Loss Per Share

Our net income increased by $270,118 to $200,091 or $0.00 per basic share and per fully diluted share, for the nine month period ended June 28, 2015, as compared with a net loss of $70,027 or $0.00 per basic share and per fully diluted share, for the nine month period ended June 29, 2014. The primarily drivers underlying this improvement were operating income increases of $187,059 and $41,465 for our Georgia Park and Missouri Park, respectively, and a decrease in Corporate spending of $64,253, partially offset by a $6,756 increase in interest expense and an income tax provision increase of $14,545.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Our slow season starts after Labor Day in September and runs until Spring Break, which typically begins toward the end of March. Historically, these two quarters have generated negative cash flow from operations and require us to borrow to fund operations and prepare our Parks for the busy season during the third and fourth quarters of our fiscal year. If our 2015 fiscal year seasonal borrowing needs exceed our Commercial Bank & Trust Company of Troup County (“CB&T”) line of credit (“LOC”), two members of our Board of Directors have agreed to offer us additional seasonal borrowing on the same terms and conditions as the LOC with CB&T, and in accordance with past practice.

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

Our working capital was $122,567 at June 28, 2015 as compared to $167,443 at September 28, 2014. Compared to June 29, 2014, our June 28, 2015 working capital position improved by $47,510. Our 2015 fiscal year seasonal borrowing needs were higher than we planned, as we were required to post a security related to a legal action we are in the process of appealing, see “NOTE 3. RESTRICTED CASH” of the Notes to the Consolidated Financial Statements (Unaudited) for further information. We have substantially paid down our 2015 fiscal year seasonal borrowings as of June 28, 2015 and expect to have $0 seasonal borrowings as of September 27, 2015.

Total loan debt, including current maturities, at June 28, 2015 was $3.55 million compared to $3.59 million at September 28, 2014. The decrease in loan debt is the result of scheduled payments against our term loan, partially offset by $25,000 of seasonal borrowings that were outstanding as of June 28, 2015. Our seasonal related party borrowings were $25,000 at June 28, 2015 and $0 at September 28, 2014.

As of June 28, 2015, we had equity of $3.18 million and total loan debt of $3.55 million, resulting in a debt to equity ratio of 1.12 to 1. Our debt to equity ratio was 1.21 to 1 as of September 28, 2014.

Operating Activities

Net cash provided by operating activities was $502,236 for the nine month period ended June 28, 2015, compared to $233,219 of net cash provided by operating activities for the nine month period ended June 29, 2014, an increase of $269,017. This increase in cash provided by operating activities was primarily the result of an increase in net sales, partially offset by cash used to acquire inventory.

Investing Activities

Net cash used in investing activities was $868,913 for the nine month period ended June 28, 2015, compared to $158,171 of net cash used in investing activities for the nine month period ended June 29, 2014, an increase of $710,742, primarily driven by a $456,492 increase in restricted cash and a $252,194 increase in the acquisition of property and equipment.

Financing Activities

Net cash used in financing activities was $43,670 for the nine month period ended June 28, 2015, compared to net cash used in financing activities of $83,387 for the nine month period ended June 29, 2014, a decrease of $39,717. The decrease in cash used in financing activities is the result net seasonal borrowings and the timing of term loan payments.

Subsequent Events

Subsequent to the period covered in this report, on July 17, 2015, four members of the Company’s Board of Directors purchased a total of 6,000,000 shares of the Company’s common stock in a private transaction. As a result, as of July 31, 2015, Officers, Directors and their controlled entities own approximately 51.7% of the Company’s outstanding common stock.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended June 28, 2015 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

The theme park industry is highly competitive, highly fragmented, rapidly evolving, and subject to technological change and intense marketing by providers with similar products. One of our competitors for attracting general recreation dollars, Callaway Gardens, is located within five miles of our Georgia Park. Branson, Missouri is located just 45 minutes from our Missouri Park. Many of our current competitors are significantly larger properties and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we have. In the event that such a competitor expends significant sales and marketing resources in one or several markets we may not be able to compete successfully in such markets. The Company believes that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce costs commensurate with such price reductions. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar products offered or proposed to be offered by us. If our competitors were to provide better and more cost effective products, our business could be materially and adversely affected.

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

We maintain a variety of standard business licenses issued by federal, state and city government agencies that are renewable on a periodic basis. We cannot guarantee that we will be successful in renewing all of our licenses on a periodic basis. The suspension, termination or expiration of one or more of these licenses could have a significant adverse effect on our revenues and profits. In addition, any changes to the licensing requirements for any of our licenses could affect our ability to maintain the licenses.

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

PARKS! AMERICA, INC.

August 4, 2015	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer (Principal Executive Officer)