Form 10-K
period 2015-09-27
PARKS AMERICA, INC
filed 2015-12-15
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

Yes      .  No  X .

The aggregate market value of the issued and outstanding stock held by non-affiliates of the registrant, based upon the most recent sale of the Company's common stock at a price of $0.055 per share, was approximately $1,367,090. For purposes of the above statement only, all directors, executive officers and 10% stockholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of December 11, 2015, the issuer had 74,381,537 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2015

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

Our Parks are open year round but experience increased seasonal attendance during the months of April through August. On a combined basis, net sales for the third and fourth quarter of our last two fiscal years represented approximately 72% of annual net sales.

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

Shares of our common stock trade on the OTC Markets Group OTCPink marketplace (“OTCPink”) under the symbol, “PRKA.”

For an overview of our business operations, see MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS herein.

Corporate History

The Company was originally incorporated on July 30, 1954 as Painted Desert Uranium & Oil Co., Inc. in Washington State. On October 1, 2002, Painted Desert Uranium & Oil Co., Inc. changed its name to Royal Pacific Resources, Inc. and its corporate domicile to the State of Nevada.

On December 19, 2003, Royal Pacific Resources, Inc. acquired the assets of Great Western Parks LLC pursuant to a Share Exchange Agreement that set the stage for our current corporate structure and operating strategy. We changed the name of the Company to Great American Family Parks, Inc. The acquisition was accounted for as a reverse acquisition in which Great Western Parks was considered to be the acquirer of Royal Pacific Resources for reporting purposes. As of June 11, 2008, the Company changed its name from Great American Family Parks, Inc. to its current name, Parks! America, Inc. In addition, effective June 25, 2008, the Company's quotation symbol on the OTCPink was changed from GFAM to PRKA.

Wild Animal Safari, Inc. – Our Georgia Park

On June 13, 2005, Wild Animal – Georgia acquired our Georgia Park in Pine Mountain, Georgia. Our Georgia Park is situated within a 200-acre portion of a 500-acre plot, which is owned by Wild Animal – Georgia, located 75 miles southwest of Atlanta. Our Georgia Park includes a drive-through animal viewing area that opened in 1991. It is home to over 600 animals, birds and reptiles, comprised of over 65 species. The majority of the animals roam wild in a natural habitat. Visitors are able to observe, photograph and feed the animals along the more than three miles of paved roads that run throughout the drive-through section of our Georgia Parks’ natural habitat area. Some animals are contained in special fenced-in areas within the natural habitat and others are located in a more traditional zoo-like atmosphere. Also within our Georgia Park is our reptile house, located next to our petting zoo, featuring reptiles from several continents.

In addition to the animal environments, our Georgia Park contains a gift shop, a restaurant and ice cream parlor, an arcade, a picnic and group recreation area, lakes and a pavilion. We sell food and beverages in our restaurant, and gift items from the gift shop to include shirts and hats, specialty items, educational books and toys about animals of the world, other toys, authentic gifts from various continents (e.g. ostrich eggs, hides and skins) and other family oriented items.

Wild Animal – Georgia’s revenues are primarily derived from admission fees, food and beverage sales, gift store and specialty item sales, sales of animal food and vehicle rentals at our Georgia Park. Management’s plans to grow revenues at our Georgia Park include ongoing improvements to existing facilities, making the Park more attractive to visitors and development of unused acreage surrounding the Park.

A majority of Wild Animal – Georgia’s animals are born in our Georgia Park and the animals we acquire are generally purchased domestically. We rarely import animals. Auctions and sales of animals across the United States occur often and we may acquire animals in these auctions if we see an opportunity to enhance our Parks. Due to natural breeding, the animal population in our Georgia Park has grown in recent years. From time to time, we sell animals born in the Park, and these proceeds are recorded as revenue. The Company had no accounts receivable from animal sales as of September 27, 2015 and September 28, 2014, respectively.

Food and beverages are purchased locally, although the main products and ingredients for the Noble Roman’s Pizza and Tuscano’s Subs are purchased from the national franchising company. As of June 21, 2005, we purchased franchise rights to own and operate Noble Roman’s Pizza and Tuscano’s Italian Subs food franchises at our Georgia Park. The Company pays the franchisor a royalty of 7.0% on applicable gross product sales.

Wild Animal, Inc. – Our Missouri Park

Wild Animal – Missouri purchased our Missouri Park as of March 5, 2008, which is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and 45 miles north of Branson. Our Missouri Park is a drive-through wild animal park with five-mile course permitting access to approximately 600 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout the natural habitat. Visitors are able to observe, photograph and feed the animals along the paved roads that run throughout the drive-through section of our Missouri Parks’ natural habitat area. Some animals are contained in special fenced-in areas within natural habitats and other animals are located in a more traditional zoo-like atmosphere. In addition, our Missouri Park offers a gift shop, a food and beverage area and a petting zoo. During our 2013 fiscal year, we opened a reptile house within the more traditional zoo-like area of our Missouri Park, featuring reptiles from several continents. During our 2015 fiscal year, we completed the installation of five amusement park “kiddie” rides at our Missouri Park. These rides are targeted toward families with children between the ages of three and twelve years old.

Employees

Our Georgia Park has approximately 14 full-time employees. During our Georgia Park’s prime attendance season, which runs from April through August, we typically engage up to 14 additional seasonal employees. Our Missouri Park has six year-round employees and has engaged up to 10 additional seasonal employees during the peak season. We also engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good. Parks! America has three officers who oversee the strategy of the Company, the operations of our Parks, as well as the overall financial activities, controls and reporting for the Company and each individual Park.

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

In addition to competing with other themed and amusement parks, our venues compete with other types of recreational venues and entertainment alternatives, including but not limited to movies, sports attractions, vacation travel and video games. There can be no assurance that we will successfully differentiate ourselves from these entertainment alternatives or that consumers will consider our entertainment offerings to be more appealing than those of our competitors. The increasing availability and quality of technology-based entertainment has provided families with a wider selection of entertainment alternatives in their homes, including home entertainment units, in-home and online gaming, as well as on-demand streaming video and related access to various forms of entertainment. In addition, traditional theme parks have been able to reduce the cost and increase the variety of their attractions by implementing technologies that cannot be readily incorporated by wild animal attractions such as our Georgia and Missouri Parks.

The suspension or termination of any of our business licenses may have a negative impact on our business.

We maintain a variety of business licenses issued by federal, state and local government agencies that are required to be renewed periodically. We cannot guarantee that we will be successful in renewing all of our licenses on a periodic basis. The suspension, termination or expiration of one or more of these licenses could have a significant adverse affect on our revenues and profits. In addition, any changes to the licensing requirements for any of our licenses could affect our ability to maintain the licenses.

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

We currently have $6.0 million of liability insurance per occurrence, which is capped at $10 million in aggregate. We will continue to use reasonable commercial efforts to maintain policies of liability, fire and casualty insurance sufficient to provide reasonable coverage for risks arising from accidents, fire, weather, other acts of God, and other potential casualties. There can be no assurance that we will be able to obtain adequate levels of insurance to protect against suits and judgments in connection with accidents or other disasters that may occur in our Parks.

We may not identify or complete acquisitions in a timely, cost-effective manner, if at all.

Our business plan is predicated upon the acquisition of additional local or regional theme parks and attractions, and upon the expansion of our current facilities and offerings. However, there can be no assurance that we will be successful in acquiring and operating additional local or regional theme parks and attractions. Competition for acquisition opportunities in the theme park industry is intense as there are a limited number of parks within the United States that could reasonably qualify as acquisition targets for us. Our acquisition strategy is dependent upon, among other things, our ability to: identify acquisition opportunities; obtain debt and equity financing; and obtain necessary regulatory approvals. Our ability to pursue our acquisition strategy may be hindered if we are not able to successfully identify acquisition targets or obtain the necessary financing or regulatory approvals, including but not limited to those arising under federal and state antitrust and environmental laws.

Significant amounts of additional financing may be necessary for the implementation of our Business Plan.

The Company may require additional debt and equity financing to pursue its business plan. There can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to substantially curtail our expansion plans. Furthermore, the issuance by the Company of any additional securities would dilute the ownership of existing stockholders and may affect the price of our common stock.

Our ownership of real property subjects us to environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

We may be required to incur costs to comply with environmental requirements, such as those relating to discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by hazardous substances. Under these and other environmental requirements we may be required to investigate and clean up hazardous or toxic substances or chemical releases at one of our properties. As an owner or operator, we could also be held responsible to a governmental entity or third party for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination. Environmental laws typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. The liability under environmental laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use our property. We are not currently aware of any material environmental risks regarding our properties. However, we may be required to incur costs to remediate potential environmental hazards or to mitigate environmental risks in the future.

We are dependent upon the services of our Executive Officers and consultants.

Our success is heavily dependent on the continued active participation of our executive officers. Loss of the services of one or more of these officers could have a material adverse effect upon our business, financial condition or results of operations. In particular, we place substantial reliance upon the efforts and abilities of Dale Van Voorhis, Chairman of the Board of Directors and Chief Executive Officer of the Company and Jim Meikle, Chief Operating Officer and a Director of the Company, and President of Wild Animal – Missouri and Wild Animal – Georgia. The loss of Mr. Van Voorhis or Mr. Meikles services could have a serious adverse effect on our business, operations, revenues or prospects.

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

As of the date of this report, no cash dividends have been paid on our common stock. We expect that any income from operations will be devoted to our future operations and growth, as well as to service our debt. We do not expect to pay cash dividends in the near future. Any future determination as to the payment of dividends on our common stock will be at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our Board of Directors. The provisions of credit agreements, which we may enter into from time to time, may also restrict the declaration of dividends on our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company owns and operates the following wild animal theme parks:

Wild Animal Safari, Inc. – Our Georgia Park

Wild Animal - Georgia owns and operates our Georgia Park in Pine Mountain, Georgia. Our Georgia Park is situated within a 200-acre portion of a 500-acre plot (also owned by Wild Animal – Georgia), located 75 miles southwest of Atlanta. Our Georgia Park includes a drive-through animal viewing area that opened in 1991. It is home to over 600 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout a natural habitat. Visitors are able to observe, photograph and feed the animals along the more than three miles of paved roads that run throughout the drive-through section of our Georgia Parks’ natural habitat area. Some animals are contained in special fenced-in areas within the natural habitat and others are located in a more traditional zoo-like atmosphere. Also within our Georgia Park is our reptile house, which is located next to our petting zoo and features reptiles from several continents.

In addition to the animal environments, our Georgia Park contains a gift shop, a restaurant and ice cream parlor, an arcade, a picnic and group recreation area, lakes and a pavilion.

Wild Animal, Inc. – Our Missouri Park

Wild Animal – Missouri purchased our Missouri Park as of March 5, 2008. which is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and 45 miles north of Branson. Our Missouri Park is a drive-through wild animal park with a five-mile course permitting access to approximately 600 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout the natural habitat. Visitors are able to observe, photograph and feed the animals along the paved roads that run throughout the drive-through section of our Missouri Parks’ natural habitat area.  Some animals are contained in special fenced-in areas within natural habitats. Other animals are located in a more traditional zoo-like atmosphere. In addition, our Missouri Park offers a gift shop, a food and beverage area and a petting zoo. During the 2013 fiscal year we opened a reptile house within the more traditional zoo-like area of our Missouri Park, featuring reptiles from several continents. During our 2015 fiscal year, we completed the installation of five amusement park “kiddie” rides at our Missouri Park.

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

We are in the process of appealing the summary judgment and the award of costs. Although we cannot predict the ultimate outcome of this lawsuit, we believe the Court’s summary judgment and award of costs in favor of the Harper Defendants is in error and are vigorously pursuing our position on appeal. However, as the award of legal fees and costs has been granted, we recorded a liability for this award during the fourth quarter of our 2014 fiscal year. As detailed in “NOTE 3. RESTRICTED CASH” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, as of February 5, 2015, we were required to post a security in the amount of 150%, or $456,492, of the judgment during our appeal of the summary judgment and award of costs.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTCPink under the symbol "PRKA". The table below sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the OTCPink. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits. As of September 27, 2015, there were 74,381,537 shares outstanding held by approximately 3,200 stockholders of record. The number of stockholders of record does not reflect shares held beneficially or those shares held in "street" name.

		High	Low
2015	First Quarter	$0.070	$0.029
	Second Quarter	$0.063	$0.030
	Third Quarter	$0.070	$0.045
	Fourth Quarter	$0.070	$0.041
2014	First Quarter	$0.030	$0.019
	Second Quarter	$0.025	$0.020
	Third Quarter	$0.053	$0.020
	Fourth Quarter	$0.074	$0.046

We do not currently pay any dividends on our common stock, and for the foreseeable future we intend to retain future earnings, if any, for use in our business. Any future determination as to the payment of dividends on our common stock will be at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our Board of Directors. The provisions of our credit agreements, which we may enter into from time to time, may also restrict the declaration of dividends on our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our consolidated financial statements for the year ended September 27, 2015 provided in this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

The forward-looking information set forth in this Annual Report on Form 10-K is based on management’s current views and assumptions regarding future events, and speak only as of the date of this report. We assume no obligation to update any of these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting these forward-looking statements, except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC. More information about potential factors that could affect our business and financial results is included in the section entitled "RISK FACTORS" in this Annual Report on Form 10-K.

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

Our Parks are open year round but experience increased seasonal attendance during the months of April through August. On a combined basis, net sales for the third and fourth quarter of our last two fiscal years represented approximately 72% of annual net sales.

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

As we look at our operations as of our most recently completed fiscal year, one of our highest priorities is to continue to improve operating performance and profit at our Missouri Park. Since we acquired our Missouri Park in March 2008, we have worked to upgrade the Park’s physical facilities and dramatically improve its concessions. During our 2015 fiscal year, we completed the installation of five amusement park “kiddie” rides at our Missouri Park. These rides are targeted toward families with children between the ages of three and twelve years old. The addition of these rides is a continuation of our ongoing effort to improve the overall guest experience, as well as public perception of our Missouri Park, and it is our belief that the addition of these rides will help increase attendance and average spending per guest visit. We believe that years of operation under the prior owners resulted in negative preconceptions about the condition of our Missouri Park. We will continue to focus our efforts to promote our Missouri Park and make additional improvements as our capital budget allows. We expect that over the course of several years these efforts will ultimately yield favorable results.

Additionally, we are committed to leveraging the strong operating model we have established at our Georgia Park, with a focus on increasing attendance, as well as increasing the average revenue generated per guest visit via concession and gift shop revenues.

On January 9, 2013, we completed a $3,752,000 loan transaction (the “Refinancing Loan”), the proceeds of which were used primarily to refinance the Company’s then-outstanding debt and fund $230,000 of new construction and renovations at our Parks. The Refinancing Loan lowered our anticipated annual debt service payments. Prior to the Refinancing Loan, our then outstanding mortgages required annual debt service payments totaling $490,000 as compared to new estimated annual debt service payments totaling $316,000, a reduction of $174,000 compared with the previous year. We anticipate that this reduction of our annual cash requirements for debt service will free up cash flow to fund operations and capital improvements at our Parks.

While the Refinancing Loan provides us with incremental cash flow margin, our current size and operating model leave us little room for error. Any future capital raised by us is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, us may not be sufficient to fund our capital and liquidity needs for the near-term.

Consolidated and Segment Results of Operations For the Year Ended September 27, 2015 as Compared to the Year Ended September 28, 2014

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

The following table shows our consolidated and segment operating results for the years ended September 27, 2015 and September 28, 2014:

	Georgia Park		Missouri Park		Consolidated
	2015	2014	2015	2014	2015	2014
Total net sales	$ 3,479,502	$3,136,779	$ 899,654	$ 873,058	$ 4,379,156	$ 4,009,837
Segment income (loss) from operations	1,571,626	1,310,924	(94,036)	(97,140)	1,477,590	1,213,784
Segment operating margin %	45.20%	41.80%	-10.50%	-11.10%	33.70%	30.30%

Corporate expenses					(584,168)	(691,682)
Judgment under appeal					-	(304,328)
Other income (expense), net					8,435	7,766
Interest expense					(216,350)	(209,964)
Amortization of loan fees					(10,408)	(10,408)
Income before income taxes					$ 675,099	$ 5,168

Total Net Sales

The Company’s total net sales for the year ended September 27, 2015 increased by $369,319, or 9.2%, to $4,379,156 versus the year ended September 28, 2014. Georgia Park net sales increased by $342,723, or 10.9%, as a result of higher guest attendance as well as an increase in the average revenue per guest, partially offset by lower animal sales. Net sales for our Missouri Park increased $26,596, or 3.0%, as higher animal sales and average revenue per guest were partially offset by lower attendance.

Attendance at our Georgia Park increased approximately 6.4% in our 2015 fiscal year, while attendance at our Missouri Park decreased approximately 1.4% for the same period. Our Georgia Park increased revenue per guest by approximately 5.6%, while revenue per guest for our Missouri Park increased approximately 3.3%. Both Parks generated higher revenue per guest as a result of higher average ticket prices, as well as continued focus on the cross selling of other products and services. We believe attendance at our Missouri Park was adversely impacted by an extended period of heavy rainfall during the fourth quarter of our 2015 fiscal year.

Segment Operating Margin

The combined operating margin for both Parks was $1,477,590, an increase of $263,806 for the year ended September 27, 2015. The operating margin for our Georgia Park increased by $260,702, primarily as a result of higher revenue, partially offset by higher operating expenses. The operating margin for our Missouri Park increased by $3,104, principally as a result of higher animal sales and higher revenue per guest, partially offset by property and equipment dispositions and higher depreciation expense.

Corporate Expenses

Corporate spending decreased by $107,514 during the year ended September 27, 2015, primarily as a result of lower legal expenses, partially offset by higher compensation expense.

Judgment Under Appeal

On October 24, 2014, we were ordered by the Eighth Judicial District Court of the State of Nevada to pay $304,328 in legal fees and costs to certain defendants related to legal proceedings wherein we are seeking recovery of damages related to the our purchase of TempSERV on September 30, 2007 and the subsequent re-conveyance of TempSERV to its prior owner as of January 1, 2009. We believe this award was made in error and are vigorously pursuing to overturn the ruling on appeal. However, as the award of legal fees and costs has been granted, we recorded a liability for this award during the fourth quarter of our 2014 fiscal year. For additional information, see “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Other Income and Interest Expense

Other income, net increased by $669 to $8,435 for the year ended September 27, 2015.

Interest expense, including amortization of loan fees, was $226,758 for the year ended September 27, 2015, an increase of $6,386, primarily as a result of higher average seasonal borrowings.

Income Taxes

Based on our cumulative net tax operating loss carry-forwards, we do not expect to pay regular U.S. Federal income taxes for our 2015 fiscal year; however, we have estimated we will pay approximately $5,000 of Federal alternative minimum tax for our 2015 fiscal year. For the fiscal years ended September 27, 2015 and September 28, 2014, we recorded State of Georgia income tax provisions of $45,500 and $12,750, respectively.

For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Net Income and Income Per Share

Our net income for the year ended September 27, 2015 was $624,599 or $0.01 per basic share and per fully diluted share, an increase of $632,181 as compared with a net loss of $7,582 or $0.00 per basic share and per fully diluted share, for the year ended September 28, 2014.

Excluding the impact of the $304,328 charge for the judgment under appeal, our net income for the year ended September 28, 2014 would have been $296,746. Excluding the 2014 fiscal year judgment under appeal charge, our net income for the year ended September 27, 2015 improved by $327,853, primarily as a result of the $260,702 improvement in the operating margin of our Georgia Park and a $107,514 reduction in corporate spending, partially offset by a $37,750 increase in income taxes and a $6,386 increase in interest expense.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Our slow season starts after Labor Day in September and runs until Spring Break, which typically begins toward the end of March. During these two fiscal quarters we have historically experienced negative cash flow from operations, requiring us to borrow to fund operations and prepare the Parks for the busy season during the third and fourth quarters of our fiscal year. Our 2015 and 2014 fiscal year seasonal borrowing needs were supported by our Commercial Bank & Trust Company of Troup County (“CB&T”) line of credit (“LOC”), as well as seasonal loan facilities from two members of our Board of Directors, on the same terms and conditions as our LOC with CB&T.

We believe that our performance has improved to the point that cash flow from operations will be sufficient to fund operations, make debt-service payments and spend modestly on capital improvements in the near-term. Our principal source of income is from Park attendance revenues, which is projected to provide sufficient cash flow to fund operations and service our current debt. During the next twelve months, management will focus on increasing Park attendance revenues. Any slowdown in revenue or unusual capital outlays may require us to seek additional capital.

Our working capital was $444,602 at September 27, 2015 compared to $167,443 at September 28, 2014. This improvement in working capital is primarily the result of cash provided by operating activities during our 2015 fiscal year.

As detailed in “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, on October 24, 2014, we were ordered by the Eighth Judicial District Court of the State of Nevada to pay $304,328 in legal fees and costs to certain defendants related to legal proceedings wherein we are seeking recovery of damages related to the our purchase of TempSERV on September 30, 2007 and the subsequent re-conveyance of TempSERV to its prior owner as of January 1, 2009. We believe this award was made in error and are vigorously pursuing to overturn the ruling on appeal. As of February 5, 2015, we were required to post a security in the amount of 150%, or $456,492, of the judgment during our appeal of the summary judgment and award of costs, which we believe increased our 2015 fiscal year seasonal borrowing requirements.

Our total debt, including current maturities, at September 27, 2015 was $3.48 million compared to $3.59 million at September 28, 2014, as decrease of $111,555 as a result of principal payments on our Refinancing Loan from CB&T. There were no borrowings on our CB&T LOC or other seasonal borrowing arrangements at September 27, 2015 and September 28, 2014, respectively.

As of September 27, 2015 we had stockholders’ equity of $3.60 million and total debt of $3.48 million, resulting in a debt to equity ratio of 0.97 to 1, compared to 1.21 to 1 as of September 28, 2014.

Operating Activities

Net cash provided by operating activities was $1.05 million and $667,492, for our 2015 and 2014 fiscal years, respectively. The resulting $383,689 increase was primarily attributable to higher attendance revenues at our Georgia Park, as well as lower cash requirements for legal matters, partially offset by higher operating expenses for each of our Parks.

Investing Activities

During our 2015 fiscal year, we spent $589,224 on capital improvements at our Parks, compared to $212,729 spent on capital improvements during our 2014 fiscal year. Proceeds from the disposition of property and equipment were $7,344 during our 2015 fiscal year, compared to $14,485 during our 2014 fiscal year.

2015 fiscal year spending on property and equipment at our Georgia Park included annual requirements for our rental vehicle fleet, improvements to drive-through roads, a major upgrade to our restrooms, improvements to various animal exhibits and shelters, as well as various animal acquisitions. 2015 fiscal year spending on property and equipment at our Missouri Park included the acquisition, installation and ground improvements for five amusement park “kiddie” rides, three new animal shelters in our drive-through section, a new big cat pen in our walk-about section, expansion of our Giraffe barn, various other ground and fencing improvements, and several animal acquisitions.

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

Financing Activities

During our 2015 fiscal year, we used $111,555 of cash in financing activities compared to $120,935 of cash used in financing activities during our 2014 fiscal year. In both years, cash was used in financing activities to make principal payments toward our Refinancing Loan with CB&T.

Borrowing Agreements

On January 9, 2013, we closed the Refinancing Loan with CB&T. The Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term. The Refinancing Loan is secured by substantially all the assets of the Company and its wholly owned subsidiaries. The Refinancing Loan bears interest at the rate of Prime Rate plus 2.50%, resulting in a rate of 5.75% during the first five years of the Loan term. Thereafter, the interest rate will be re-priced every five years based on the then-Prime Rate plus 2.50%.

We maintain a $350,000 line of credit (the “LOC”) loan from CB&T for seasonal working capital needs. This LOC has an initial term of seven years, expiring on January 8, 2020, subject to the satisfactory performance by the Company. The LOC interest rate is tied to the prime rate, and has a minimum rate of 5.25%. The LOC was not utilized as of September 27, 2015 and September 28, 2014, respectively.

During the Company’s 2015 and 2014 fiscal years, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans were made on the same terms and conditions as the LOC with CB&T. As of September 27, 2015 and September 28, 2014, respectively, there were no outstanding balances against these Director loans.

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

Significant judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We record deferred tax assets, primarily resulting from net operating loss carry-forwards, to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. In the event we determine it is more likely than not we will not realize our deferred tax assets we establish a valuation allowance. As of September 27, 2015 and September 28, 2014, we have fully reserved for our net operating loss carry-forwards due to uncertainties related to our ability to utilize these deferred tax assets before they expire.

Contingencies

As described more fully in “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, we are involved in legal proceedings that have a high degree of uncertainty associated with them. We periodically assess the likely outcome of these proceedings and the adequacy of reserves, if any, provided for their resolution. There can be no assurance that the ultimate outcomes of these proceedings will not differ materially from our current assessment thereof, nor that all proceedings that may currently be brought against us are known by us at this time.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 28, 2015, the Board of Directors of Parks! America dismissed KLJ & Associates, LLP (“KLJ & Associates”) as the Company’s independent registered accounting firm, effective as of that date. There were no disagreements with KLJ & Associates with regard to accounting procedures or financial disclosure.

On and effective as of August 28, 2015, the Company engaged Tama, Budaj & Raab, PC (“TBR”) as its independent registered accounting firm. The Registrant’s principal executive officer and principal financial officer have determined that this change in accounting firms had no material affect on the Registrant’s internal control over financial reporting. There have been no disagreements with TBR regarding accounting procedures or financial disclosures.

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

Management based its assessment of the Company’s internal control over financial reporting on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting are effective as of September 27, 2015.

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as of September 27, 2015.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Dale Van Voorhis	74	Chief Executive Officer and Director
Jim Meikle	74	Chief Operating Officer and Director
Todd R. White	53	Chief Financial Officer and Director
Jeff Lococo	58	Secretary and Director
Christopher Eastland	43	Director
Charles Kohnen	48	Director

Dale Van Voorhis

Dale Van Voorhis was appointed as our Chief Executive Officer on January 27, 2011. Mr. Van Voorhis was re-appointed to our Board of Directors on March 13, 2009, and served as the Company’s Chief Operating Officer from March 28, 2009 until January 27, 2011. Mr. Van Voorhis previously served the Company in various management and board of director roles from December 2003 through December 2006. In addition, Mr. Van Voorhis has been the President of Amusement Business Consultants, Inc., an amusement industry consulting company, since its inception in 1994. Mr. Van Voorhis was President and CEO of Funtime Parks Inc. (“Funtime”) from 1982 until 1994. Funtime consisted of three parks in New York and Ohio and they generated total attendance of 2.6 million visitors in 1993. Funtime sold the three parks for $60 million in 1994. Mr. Van Voorhis has over forty years experience in the amusement / entertainment industry.

Jim Meikle

Jim Meikle was appointed Chief Operating Officer on January 27, 2011 and has been a Director of the Company since May 2006. He also is President of Wild Animal – Georgia and Wild Animal – Missouri, our wholly owned subsidiaries. Since 1994, Jim Meikle has served as Vice President of Amusement Business Consultants, Inc., an entertainment industry consulting company based in Ohio. Since 1994, Mr. Meikle has also been the owner of Turk-Meikle Construction, Inc., a general contracting business in Ohio. Mr. Meikle has worked in the amusement / entertainment industry for over 45 years in various management operations positions at Cedar Point, Inc. and Funtime.

Todd R. White

Todd R. White was appointed the Chief Financial Officer of Parks! America on May 31, 2013 and was appointed as a Director of the Company effective January 1, 2014. Prior to joining the Company, from 1992 through 2011, Mr. White was an executive with The Scotts Miracle-Gro Company in a variety of roles, and most recently served as its Vice President, Global Controller from 2005 through 2011. Mr. White was with Price Waterhouse in Cincinnati, Ohio from 1986 to 1992. He received a B.A. in business administration from The Ohio State University and an M.B.A. from the University of Wisconsin-Madison. He currently serves on the Board of Directors of the Farms For City Kids Foundation.

Jeff Lococo

Jeff Lococo was appointed Secretary of the Company on January 27, 2011 and has been a Director of the Company since May 2006. Mr. Lococo is President of Lococo Company LLC., an industry leading consulting firm in the amusement and resort industry segment. Mr. Lococo began his career with the Marriott Corporation theme park division, and progressed through middle management to General Manger level in 1990 with Funtime. From 1994 to 2000, Mr. Lococo held various executive vice president level positions with Six Flags Inc. Mr. Lococo joined Great Wolf Resorts Inc. in March of 2000 as General Manager of Great Wolf Lodge Sandusky, Ohio, and in 2005, was promoted to Corporate Vice President of Resort Operations for all Great Wolf Lodge Resorts. Mr. Lococo has over 35 years of experience in the theme/water park, entertainment and hospitality industry.

Christopher Eastland

Christopher Eastland has been a Director of the Company since May 2006. Mr. Eastland is currently a Partner of Seidler Equity Partners, a private equity investment firm based in Los Angeles, California. He is involved in all firm investment activities, including deal sourcing, transaction structuring and negotiating and monitoring of portfolio investments. Prior to joining Seidler Equity Partners in early 2004, Mr. Eastland was a transactional attorney at the law firm O’Melveny & Myers LLP from 1999 to 2004. His practice focused principally on mergers and acquisitions and private equity investment, as well as representation of public and private companies in commercial transactions. Mr. Eastland received a B.S. in business administration and entrepreneurial studies from the University of Southern California and a J.D. from the University of Southern California. He is a member of the State Bar of California.

Charles Kohnen

Charles Kohnen has been a director of the Company since October 19, 2010. Mr. Kohnen has a diverse business background including experience with planning and executing management strategies for turnaround companies.  From 1998 to 2006 he was Managing Partner of Kohnen Realty Co., a real estate and stock investment company that he co-founded, where he was responsible for all aspects of the business including the coordination of all legal, accounting and buyout matters.  Currently, Mr. Kohnen serves as Chairman of the Managing Member Board of Teller’s of Hyde Park, Ltd., a privately held restaurant located in Cincinnati, Ohio.  Mr. Kohnen also serves on the Boards of two non-profit organizations and earned a Bachelor of Science degree in General Business from Miami University in Oxford, Ohio.

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

Our Audit Committee met twice in the twelve-month period ended September 27, 2015.

Compensation Committee

Our Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. The Compensation Committee is composed of three Directors, Charles Kohnen, Christopher Eastland and Jeff Lococo.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, for the years ended September 27, 2015, September 28, 2014 and September 29, 2013.

Name & Principal	Year(1)	Salary	Bonus	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Position		($)	($)	($)	($)	($)	($)	($)	($)

James Meikle	2015	135,000	10,000	750	-	-	-	-	145,750
President - Wild Animal Safari, Inc.	2014	135,000	-	625	-	-	-	-	135,625
and Wild Animal, Inc., Director and	2013	127,500	5,000	250	-	-	-	-	132,750
Chief Operating Officer - Parks! America

Dale Van Voorhis	2015	90,000	-	750	-	-	-	-	90,750
Chief Executive Officer and	2014	80,000	-	625	-	-	-	-	80,625
Director - Parks! America	2013	75,000	-	250	-	-	-	-	75,250

Todd R. White	2015	57,500	-	750	-	-	-	-	58,250
Chief Financial Officer and	2014	50,000	10,000	-	-	-	-	-	60,000
Director - Parks! America	2013	16,667	-	-	-	-	-	-	16,667

FORMER OFFICER
Jon Laria	2013	60,694	-	250	-	-	-	-	60,944
Chief Financial Officer and
Director - Parks! America (1)

(1)

Effective May 20, 2013, Mr. Laria resigned from the Company’s Board of Directors and as its Chief Financial Officer.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended September 27, 2015.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	Shares/($)	($)	($)	($)	($)	($)
Dale Van Voorhis	--	25,000	--	--	--	--	$750
		($750)

James Meikle	--	25,000	--	--	--	--	$750
		($750)

Christopher Eastland	--	25,000	--	--	--	--	$750
		($750)

Jeff Lococo	--	25,000	--	--	--	--	$750
		($750)

Charles Kohnen	--	25,000	--	--	--	--	$750
		($750)

Todd R. White	--	25,000	--	--	--	--	$750
		($750)

We do not pay directors cash compensation for their service as directors. Each director was awarded an annual grant of 25,000 Shares for their service to the Company.

Employment Agreements

Effective June 1, 2009, we entered into an employment agreement with Dale Van Voorhis (the “2009 Van Voorhis Employment Agreement”) to serve as our Chief Operating Officer. Effective January 27, 2011, Mr. Van Voorhis was appointed as our Chief Executive Officer. The 2009 Van Voorhis Employment Agreement expired on May 31, 2014 and was replaced by an employment agreement between the Company and Mr. Van Voorhis dated as of June 1, 2014 (the “2014 Van Voorhis Employment Agreement”). Pursuant to the 2014 Van Voorhis Employment Agreement, Mr. Van Voorhis receives an initial base compensation in the amount of $90,000 per year, which is subject to annual review by the Board of Directors. The 2014 Van Voorhis Employment Agreement has a term of two years and entitles Mr. Van Voorhis to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

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

Effective January 1, 2014, we entered into an employment agreement with Todd R. White (the “White Employment Agreement”) to serve as our Chief Financial Officer. Mr. White received an initial base compensation of $50,000 per year, subject to annual review by the Board of Directors. Mr. White also received a $10,000 signing bonus. Effective January 1, 2015, Mr. White’s annual base compensation was increased to $60,000. The White Employment Agreement has a term of five years and entitles Mr. White to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

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

ITEM 12.  EQUITY COMPENSATION PLAN INFORMATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of December 11, 2015. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. The address of each beneficial owner is care of Parks! America, Inc., 1300 Oak Grove Road, Pine Mountain, GA 31822, unless otherwise set forth below that person's name.

Name of Beneficial Owner	Number of Shares Owned	Percent (1)	Title
Dale Van Voorhis	14,625,000	19.7%	Chief Executive Officer and Director

James Meikle	4,335,000	5.8%	Chief Operating Officer and Director

Christopher Eastland (2)	450,000	0.6%	Director

Jeffrey Lococo	275,000	0.4%	Secretary and Director

Charles Kohnen (3)	18,830,000	25.3%	Director

Todd R. White	810,350	1.1%	Chief Financial Officer and Director

Global Public Strategies LTD (4)	10,200,000	13.7%
Central Plaza, Suite 4703
18 Harbour Road Wanchai
Hong Kong

(1)

Based upon shares of common stock issued and outstanding as of December 11, 2015, assuming except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding.

(2)

100,000 of the Company’s shares owned by Mr. Eastland are held in the name of his spouse.

(3)

13,030,000 of the Company’s shares owned by Mr. Kohnen are held jointly with his spouse.

(4)

Based on the Company’s review of prior public filings, the Company believes that Global Public Strategies LTD is owned and controlled by Larry Eastland, former director, president and chief executive officer of the Company and the father of Christopher Eastland, a member of the Company’s Board of Directors.

Officers, directors and their controlled entities, as a group, controlled approximately 52.9% of the outstanding common stock of the Company as of December 11, 2015.

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

(3)

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•

Any of our promoters; and

•

Any relative or spouse of any of the foregoing persons who has the same house as such person.

During the Company’s 2015 and 2014 fiscal years, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans were made on the same terms and conditions as the LOC with CB&T. As of September 27, 2015 and September 28, 2014, respectively, there were no outstanding balances against these Director loans.

Director Independence

Of the members of the Company’s Board of Directors, Chris Eastland and Charles Kohnen are considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent registered public accounting firms for the audit and quarterly reviews of our financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 27, 2015 and September 28, 2014 were approximately $39,000 and $39,000, respectively.

Tax Fees

The aggregate fees billed by TBR, our independent registered public accounting firm, for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 27, 2015 and September 28, 2014 were approximately $7,000 and $7,000, respectively.

All Other Fees

No other fees were billed by our independent registered public accounting firms for the fiscal years ended September 27, 2015 and September 28, 2014.

Audit Committee Pre-Approval Policies and Procedures

The audit committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm in order to assure that the provision of such services do not impair the registered public accounting firm’s independence.

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

21.1

Subsidiaries of the Registrant.

23.1

Consent of Tama, Budaj & Raab, PC Certified Public Accountants dated December 16, 2015.

23.2

Consent of KLJ & Associates, LLC Certified Public Accountants dated December 16, 2015

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

December 15, 2015 by the undersigned, thereunto duly authorized.

      PARKS! AMERICA, INC.

By:  /s/ Dale Van Voorhis

    Dale Van Voorhis

    Chief Executive Officer and Director

   (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Dale Van Voorhis
Dale Van Voorhis	Chief Executive Officer and Director (Principal Executive Officer)	December 15, 2015

By: /s/ Christopher Eastland
Christopher Eastland	Director	December 15, 2015

By: /s/ Jeffery Lococo
Jeffery Lococo	Director	December 15, 2015

By: /s/ James Meikle
James Meikle	Director	December 15, 2015

By: /s/ Charles Kohnen
Charles Kohnen	Director	December 15, 2015
By: /s/ Todd R. White
Todd R. White	Chief Financial Officer and Director (Principal Financial Officer)	December 15, 2015

ITEM 8

PARKS! AMERICA, INC and SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

__________

Tama, Budaj & Raab P.C. Certified Public Accountants
Phone (248) 626-3800
32783 Middlebelt Rd
Farmington Hills, MI 48334
www.tbrcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

  of Parks! America, Inc.

Pine Mountain, Georgia

We have audited the accompanying consolidated balance sheet of Parks! America, Inc. and Subsidiaries as of September 27, 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. Parks! America, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parks! America, Inc. and Subsidiaries as of September 27, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Tama, Budaj & Raab, P.C.

Tama, Budaj & Raab, P.C.

Farmington Hills, Michigan

December 15, 2015

KLJ & Associates, LLP Certified Public Accountants
Phone (630) 277-2330
5201 Eden Avenue, Suite 300
Edina, MN 55436
www.kljassoc.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

  of Parks! America, Inc.

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parks! America, Inc. and Subsidiaries as of September 28, 2014, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, Minnesota

December 10, 2014

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 27, 2015 and September 28, 2014

	September 27, 2015	September 28, 2014
ASSETS
Cash – unrestricted	$563,096	$661,842
Cash – restricted (Note 3)	456,492	-
Inventory	139,324	136,334
Prepaid expenses	87,633	87,899
Total current assets	1,246,545	886,075

Property and equipment, net	6,362,790	6,117,869
Intangible assets, net	158,661	169,070
Other assets	8,500	8,500
Total assets	$7,776,496	$7,181,514

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$141,404	$118,523
Other current liabilities	247,449	193,042
Accrued judgment under appeal (Note 9)	304,328	304,328
Current maturities of long-term debt	108,762	102,739
Total current liabilities	801,943	718,632

Long-term debt	3,374,406	3,491,984
Total liabilities	4,176,349	4,210,616

Stockholders’ equity
Common stock; 300,000,000 shares authorized,
at $.001 par value; 74,381,537 and 74,231,537
shares issued and outstanding, respectively	74,381	74,231
Capital in excess of par	4,801,506	4,797,006
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(1,272,490)	(1,897,089)
Total stockholders’ equity	3,600,147	2,970,898
Total liabilities and stockholders’ equity	$7,776,496	$7,181,514

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 27, 2015 and September 28, 2014

	For the year ended
	September 27, 2015	September 28, 2014
Net sales	$4,339,587	$3,942,535
Sale of animals	39,569	67,302
Total net sales	4,379,156	4,009,837

Cost of sales	531,485	500,750
Selling, general and administrative	2,617,289	2,659,863
Judgment under appeal	-	304,328
Depreciation and amortization	326,399	318,955
(Gain) loss on disposal of operating assets, net	10,561	8,167
Income from operations	893,422	217,774

Other income (expense), net	8,435	7,766
Interest expense	(216,350)	(209,964)
Amortization of loan fees	(10,408)	(10,408)
Income before income taxes	675,099	5,168

Income tax provision	50,500	12,750
Net income (loss)	$624,599	$(7,582)

Income (loss) per share - basic and diluted	$0.01	$(0.00)

Weighted average shares
outstanding (in 000's) - basic and diluted	74,348	74,205

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 27, 2015 and September 28, 2014

			Capital in	Treasury	Accumulated
	Shares	Amount	Excess of Par	Stock	Deficit	Total
Balance at September 29, 2013	74,106,537	$ 74,106	$ 4,794,006	$ (3,250)	$ (1,889,507)	$ 2,975,355
Issuance of common stock to Directors	125,000	125	3,000	-	-	3,125
Net loss for the year ended
September 28, 2014	-	-	-	-	(7,582)	(7,582)
Balance at September 28, 2014	74,231,537	74,231	4,797,006	(3,250)	(1,897,089)	2,970,898
Issuance of common stock to Directors	150,000	150	4,500	-	-	4,650
Net income for the year ended
ended September 27, 2015	-	-	-	-	624,599	624,599
Balance at September 27, 2015	74,381,537	$ 74,381	$ 4,801,506	$ (3,250)	$ (1,272,490)	$ 3,600,147

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 27, 2015 and September 28, 2014

	For the year ended
	September 27, 2015	September 28, 2014
OPERATING ACTIVITIES:
Net income (loss)	$624,599	$(7,582)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	326,399	318,955
Amortization of loan fees	10,408	10,408
(Gain) loss on disposal of assets	10,561	8,167
Stock-based compensation	4,650	3,125
Changes in assets and liabilities
(Increase) decrease in accounts receivable	-	10,875
(Increase) decrease in inventory	(2,990)	10,638
(Increase) decrease in prepaid expenses	266	(18,904)
Increase (decrease) in accounts payable	22,881	5,991
Increase (decrease) in other current liabilities	54,407	21,491
Increase (decrease) in accrued judgment under appeal	-	304,328
Net cash provided by operating activities	1,051,181	667,492

INVESTING ACTIVITIES:
Acquisition of property and equipment	(589,224)	(212,729)
Proceeds from the disposition of property and equipment	7,344	14,485
(Increase) decrease in restricted cash	(456,492)	-
Net cash used in investing activities	(1,038,372)	(198,244)

FINANCING ACTIVITIES:
Proceeds from lines of credit and related party borrowings	550,000	500,000
Repayment of lines of credit and related party borrowings	(550,000)	(500,000)
Payments on notes payable	(111,555)	(120,935)
Net cash used in financing activities	(111,555)	(120,935)

Net increase (decrease) in cash	(98,746)	348,313
Cash at beginning of period	661,842	313,529
Cash at end of period	$563,096	$661,842

Supplemental Cash Flow Information:
Cash paid for interest	$210,766	$227,223
Cash paid for income taxes	$14,409	$24,460

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2015

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

The Company owns and operates through wholly owned subsidiaries two regional theme parks and is in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. The Company’s wholly owned subsidiaries are Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”) and Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”). Wild Animal – Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”). The Company acquired the Georgia Park on June 13, 2005, and the Missouri Park on March 5, 2008.

The Parks are open year round but experience increased seasonal attendance during the months of April through August. On a combined basis, net sales for the third and fourth quarter of the last two fiscal years represented approximately 72% of annual net sales.

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

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (Wild Animal – Georgia and Wild Animal – Missouri). All material inter-company accounts and transactions have been eliminated in consolidation.

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2015 fiscal year, September 27 was the closest Sunday, and for the 2014 fiscal year, September 28 was the closest Sunday. This fiscal calendar aligns the Company’s fiscal periods more closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

Reclassifications: Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2015

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had no accounts receivable as of September 27, 2015 and September 28, 2014, respectively.

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

	September 27, 2015	September 28, 2014	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Buildings and structures	3,206,570	3,108,495	15 - 40 years
Facilities and equipment	1,055,064	935,854	5 - 15 years
Furniture and fixtures	76,646	75,189	7 years
Ground improvements	798,616	785,336	15 years
Park animals	633,134	609,578	5 - 10 years
Rides and entertainment	258,405	22,000	7 - 10 years
Vehicles	357,487	314,451	3 - 5 years
Total cost	8,893,102	8,358,083
Less accumulated depreciation	(2,530,312)	(2,240,214)
Property and equipment, net	$6,362,790	$6,117,869

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

Other Current Liabilities: The following is a breakdown of other current liabilities:

	September 27, 2015	September 28, 2014
Accrued wages and payroll taxes	$69,979	$59,960
Accrued property taxes	41,646	46,623
Accrued income taxes	40,131	2,040
Accrued sales taxes	26,754	26,858
Deferred revenue	14,255	5,724
Other accrued liabilities	54,684	51,837
Other current liabilities	$247,449	$193,042

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2015

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments: The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short-term maturities. Securities that are publicly traded are valued at their fair market value as of the balance sheet date presented.

Revenue Recognition: The Company’s major source of income is from theme park admissions. Theme park revenues from admission fees are generally recognized upon receipt of payment at the time of the customers’ visit to the parks. Theme park revenues from advance online ticket purchases are deferred until the customers’ visit to the parks. Short-term seasonal passes are sold primarily during the spring and summer seasons, are negligible to our results of operations and are not material. The Company periodically sells surplus animals created from the natural breeding process that occurs within the parks. All animal sales are reported as a separate revenue line item.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2015

NOTE 4. LONG-TERM DEBT

On January 9, 2013, the Company completed a refinancing transaction (the “Refinancing Loan”) with Commercial Bank & Trust Company of Troup County (“CB&T”) as lender. The Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term. The Refinancing Loan is secured by substantially all the assets of the Company and its wholly owned subsidiaries. The Refinancing Loan bears interest at the rate of Prime Rate plus 2.50%, resulting in a rate of 5.75% during the first five years of the loan term. Thereafter, the interest rate will be re-priced every five years based on the then-Prime Rate plus 2.50%. During the first four months following the closing of the Refinancing Loan the Company made interest-only payments. The minimum required monthly payment is approximately $26,343 during the first five years of the Refinancing Loan term. The closing costs for the Refinancing Loan totaled $175,369 and are being amortized over the 20-year life of the loan.

	September 27, 2015	September 28, 2014
On January 9, 2013, the Company completed a refinancing transaction with CB&T as lender. The Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term.	$3,483,168	$3,594,723
Less current portion of long-term debt	(108,762)	(102,739)
Long-term debt	$3,374,406	$3,491,984

At September 27, 2015, the scheduled future principal maturities for all notes are as follows:

2016	$108,762
2017	125,357
2018	132,758
2019	140,596
2020	148,897
thereafter	2,826,798
Total	$3,483,168

NOTE 5. LINES OF CREDIT

The Company maintains a $350,000 line of credit (the “LOC”) loan from CB&T for working capital purposes. This LOC has an initial term of seven years, ending on January 8, 2020, and is subject to the satisfactory performance by the Company. The LOC interest rate is tied to the prime rate, and has a minimum rate of 5.25%. The closing costs for the LOC totaled $11,482 and are being amortized over the initial seven-year term of the loan. The LOC was not utilized as of September 27, 2015 and September 28, 2014, respectively.

Effective March 13, 2015, the Company established an additional $100,000 line of credit with CB&T for working capital purposes. This line of credit expired on September 13, 2015. The closing costs for this line of credit were $1,031.

During the Company’s 2015 and 2014 fiscal years, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans were made on the same terms and conditions as the LOC with CB&T. As of September 27, 2015 and September 28, 2014, respectively, there were no outstanding balances against these Director loans.

When applicable, all advances on the Company’s LOCs and Director loans are recorded as current liabilities.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2015

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

Officers, Directors and their controlled entities owned approximately 52.9% of the outstanding common stock of the Company as of September 27, 2015.

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

Lines of Credit:

During the Company’s 2015 and 2014 fiscal years, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans have been made on the same terms and conditions as the LOC with CB&T. As of September 27, 2015 and September 28, 2014, respectively, there were no outstanding balances against these Director loans.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2015

NOTE 8. INCOME TAXES

The provision for income tax consists of the following:

	For the year ended
	September 27, 2015	September 28, 2014
Federal	$5,000	$-
State	45,500	12,750
Total tax provision	$50,500	$12,750

For the period ended September 27, 2015, the Company reported a pre-tax profit of $675,099 and utilized a portion of its Federal net operating loss carry-forward to offset its Federal tax liability, resulting in a zero regular Federal income tax liability for its 2015 fiscal year. However, the Company has estimated it will owe approximately $5,000 in Federal alternative minimum tax for its 2015 fiscal year.

The provision for Federal income tax consists of the following:

	For the year ended
Federal income tax benefit attributable to:	September 27, 2015	September 28, 2014
Current operations	$229,534	$(1,757)
Alternative minimum tax	5,000	-
Valuation allowance	(229,534)	1,757
Net provision for Federal income taxes	$5,000	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	As of
Deferred tax asset attributable to:	September 27, 2015	September 28, 2014
Net operating loss carryforward	$1,113,809	$1,343,343
Less: valuation allowance	(1,113,809)	(1,343,343)
Net deferred tax asset	$-	$-

The cumulative Federal net operating loss carry-forward is approximately $3,275,000 at September 27, 2015 and will expire beginning in the year 2026. The net deferred tax asset generated by the Federal net operating loss carry-forward has been fully reserved. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $3,275,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, Federal net operating loss carry forwards may be limited as to use in future years.

For the fiscal years ended September 27, 2015 and September 28, 2014, the Company recorded a provision for State of Georgia income taxes of $45,500 and $12,750, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2015

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

The Company is in the process of appealing the summary judgment and the award of costs. Although it cannot predict the ultimate outcome of this lawsuit, the Company believes the Court’s summary judgment and award of costs in favor of the Harper Defendants is in error and is vigorously pursuing its position on appeal. However, as the award of legal fees and costs has been granted, the Company recorded a liability for this award during the fourth quarter of it 2014 fiscal year. As detailed in “NOTE 3. RESTRICTED CASH”, as of February 5, 2015, the Company was required to post a security in the amount of 150%, or $456,492, of the judgment during its appeal of the summary judgment and award of costs.

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

September 27, 2015

NOTE 10. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to corporate management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the year ended
	September 27, 2015	September 28, 2014
Total net sales:
Georgia	$3,479,502	$3,136,779
Missouri	899,654	873,058
Consolidated	$4,379,156	$4,009,837

Income before income taxes:
Georgia	$1,571,626	$1,310,924
Missouri	(94,036)	(97,140)
Segment total	1,477,590	1,213,784
Corporate	(584,168)	(691,682)
Judgment under appeal	-	(304,328)
Other income (expense), net	8,435	7,766
Interest expense	(216,350)	(209,964)
Amortization of loan fees	(10,408)	(10,408)
Consolidated	$675,099	$5,168

Depreciation and amortization:
Georgia	$183,629	$187,628
Missouri	142,770	131,327
Corporate	10,408	10,408
Consolidated	$336,807	$329,363

Capital expenditures
Georgia	$200,730	$142,657
Missouri	388,494	70,072
Consolidated	$589,224	$212,729

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2015

NOTE 10. BUSINESS SEGMENTS (CONTINUED)

	As of
	September 27, 2015	September 28, 2014
Total assets:
Georgia	$4,658,282	$4,590,809
Missouri	2,489,603	2,386,301
Corporate	628,611	204,404
Consolidated	$7,776,496	$7,181,514

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 27, 2015 to the date these financial statements were issued and has determined it does not have any material subsequent events to disclose in these consolidated financial statements.