Form 10-Q
period 2016-01-03
PARKS AMERICA, INC
filed 2016-02-10
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2016

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

As of February 8, 2016, the issuer had 74,531,537 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION:

Item 1.

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets – January 3, 2016 and September 27, 2015

3

Consolidated Statements of Operations – Three months ended January 3, 2016 and December 28, 2014

  4

Consolidated Statement of Changes in Stockholders’ Equity –

     Three months ended January 3, 2016 and Year ended September 27, 2015

  5

Consolidated Statements of Cash Flows – Three months ended

     January 3, 2016 and December 28, 2014

  6

Notes to Consolidated Financial Statements

  7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

18

Item 4.

Controls and Procedures

18

PART II. OTHER INFORMATION:

Item 1.

Legal Proceedings

18

Item 1A.

Risk Factors

19

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3.

Defaults Upon Senior Securities

21

Item 4.

Mine Safety Disclosures

21

Item 5.

Other Information

21

Item 6.

Exhibits

22

Signatures

23

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of January 3, 2016 and September 27, 2015

	January 3, 2016	September 27, 2015
ASSETS
Cash – unrestricted	$151,829	$563,096
Cash – restricted (Note 3)	456,492	456,492
Inventory	148,723	139,324
Prepaid expenses	109,609	87,633
Total current assets	866,653	1,246,545

Property and equipment, net	6,413,504	6,362,790
Intangible assets, net	159,659	158,661
Other assets	8,500	8,500
Total assets	$7,448,316	$7,776,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$67,132	$141,404
Other current liabilities	149,483	247,449
Accrued judgment under appeal (Note 9)	304,328	304,328
Current maturities of long-term debt	110,221	108,762
Total current liabilities	631,164	801,943

Long-term debt	3,345,919	3,374,406
Total liabilities	3,977,083	4,176,349

Stockholders’ equity
Common stock; 300,000,000 shares authorized,
at $.001 par value; 74,531,537 and 74,381,537
shares issued and outstanding, respectively	74,531	74,381
Capital in excess of par	4,809,606	4,801,506
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(1,409,654)	(1,272,490)
Total stockholders’ equity	3,471,233	3,600,147
Total liabilities and stockholders’ equity	$7,448,316	$7,776,496

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended January 3, 2016 and December 28, 2014

	For the three months ended
	January 3, 2016	December 28, 2014
Net sales	$758,508	$621,975
Sale of animals	14,104	24,067
Total net sales	772,612	646,042

Cost of sales	99,621	70,847
Selling, general and administrative	672,248	565,604
Depreciation and amortization	85,400	81,250
Loss from operations	(84,657)	(71,659)

Other income (expense), net	2,096	2,066
Interest expense	(52,001)	(52,960)
Amortization of loan fees	(2,602)	(2,602)
Loss before income taxes	(137,164)	(125,155)

Income tax provision	-	-
Net loss	$(137,164)	$(125,155)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares
outstanding (in 000's) - basic and diluted	74,406	74,247

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended January 3, 2016 and Year Ended September 27, 2015

	Shares	Amount	Capital in Excess of Par	Treasury Stock	Accumulated Deficit	Total
Balance at September 28, 2014	74,231,537	$74,231	$4,797,006	$(3,250)	$(1,897,089)	$2,970,898

Issuance of common stock to Directors	150,000	150	4,500	-	-	4,650

Net income for the year ended September 27, 2015	-	-	-	-	624,599	624,599

Balance at September 27, 2015	74,381,537	74,381	4,801,506	(3,250)	(1,272,490)	3,600,147

Issuance of common stock to Directors	150,000	150	8,100	-	-	8,250

Net loss for the three months ended January 3, 2016	-	-	-	-	(137,164)	(137,164)

Balance at January 3, 2016	74,531,537	$74,531	$4,809,606	$(3,250)	$(1,409,654)	$3,471,233

The accompanying notes are an integral part of these condensed financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended January 3, 2016 and December 28, 2014

	For the three months ended
	January 3, 2016	December 28, 2014
OPERATING ACTIVITIES:
Net loss	$(137,164)	$(125,155)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	85,400	81,250
Amortization of loan fees	2,602	2,602
Stock-based compensation	8,250	4,650
Changes in assets and liabilities
(Increase) decrease in accounts receivable	-	(21,650)
(Increase) decrease in inventory	(9,399)	(15,450)
(Increase) decrease in prepaid expenses	(21,976)	(33,121)
Increase (decrease) in accounts payable	(74,272)	(66,588)
Increase (decrease) in other current liabilities	(97,966)	(70,614)
Net cash used in operating activities	(244,525)	(244,076)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(139,714)	(63,555)
Net cash used in investing activities	(139,714)	(63,555)

FINANCING ACTIVITIES:
Payments on notes payable	(27,028)	(28,125)
Net cash used in financing activities	(27,028)	(28,125)

Net increase (decrease) in cash	(411,267)	(335,756)
Cash at beginning of period	563,096	661,842
Cash at end of period	$151,829	$326,086

Supplemental Cash Flow Information:
Cash paid for interest	$52,001	$50,905
Cash paid for income taxes	$41,000	$9,000

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 3, 2016

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months ended January 3, 2016 and December 28, 2014 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. In the opinion of management interim results reflect all normal and recurring adjustments, and are not necessarily indicative of the results for a full fiscal year.

These unaudited consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2015.

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2016 fiscal year, October 2 will be the closest Sunday, and for the 2015 fiscal year, September 27 was the closest Sunday. This fiscal calendar aligns the Company’s fiscal periods more closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 3, 2016

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications: Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had no accounts receivable as of January 3, 2016 and September 27, 2015, respectively.

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

	January 3, 2016	September 27, 2015	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Buildings and structures	3,229,608	3,206,570	15 - 40 years
Facilities and equipment	1,127,278	1,055,064	5 - 15 years
Furniture and fixtures	76,646	76,646	7 years
Ground improvements	797,453	798,616	15 years
Park animals	633,134	633,134	5 - 10 years
Rides and entertainment	258,405	258,405	7 - 10 years
Vehicles	399,112	357,487	3 - 5 years
Total cost	9,028,816	8,893,102
Less accumulated depreciation	(2,615,312)	(2,530,312)
Property and equipment, net	$6,413,504	$6,362,790

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

Other Current Liabilities: The following is a breakdown of other current liabilities:

	January 3, 2016	September 27, 2015
Accrued wages and payroll taxes	$62,373	$69,979
Accrued property taxes	7,515	41,646
Accrued income taxes	-	40,131
Accrued sales taxes	19,078	26,754
Deferred revenue	12,677	14,255
Other accrued liabilities	47,840	54,684
Other current liabilities	$149,483	$247,449

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 3, 2016

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

January 3, 2016

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

	January 3, 2016	September 27, 2015
On January 9, 2013, the Company completed a refinancing transaction with CB&T as lender. The Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term.	$3,456,140	$3,483,168
Less current portion of long-term debt	(110,221)	(108,762)
Long-term debt	$3,345,919	$3,374,406

As of January 3, 2016, the scheduled future principal maturities by fiscal year are as follows:

2016	$79,584
2017	125,230
2018	132,624
2019	140,454
2020	148,746
thereafter	2,829,502
Total	$3,456,140

NOTE 5. LINES OF CREDIT

The Company maintains a $350,000 line of credit (the “LOC”) loan from CB&T for working capital purposes. This LOC has an initial term of seven years, subject to the satisfactory performance by the Company. The LOC interest rate is tied to prime but has a minimum rate of 5.25%. The closing costs for the LOC totaled $11,482 and are being amortized over the initial seven-year term of the loan. As of January 3, 2016 and September 27, 2015, there were no outstanding balances against the LOC, respectively.

During the Company’s 2015 fiscal year, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans have been made on the same terms and conditions as the LOC with CB&T. As of January 3, 2016 and September 27, 2015, respectively, there were no outstanding balances against these Director loans.

When applicable, all advances on the Company’s LOC and Director loans are recorded as current liabilities.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 3, 2016

NOTE 6. STOCKHOLDERS’ EQUITY

Common stock shares issued for service to the Company are valued based on market price on the date of issuance. On December 18, 2015, the Company awarded a total of 150,000 shares of its common stock to six Directors for their service on the Board of Directors at a fair market value of $0.055 per share or $8,250, which was reported as an expense in the first quarter of the 2016 fiscal year. On December 18, 2014, the Company awarded 150,000 shares of its common stock to six Directors for their service on the Board of Directors at a fair market value of $0.031 per share or $4,650, which was reported as an expense in the first quarter of the 2015 fiscal year.

Officers, Directors and their controlled entities own approximately 53.0% of the outstanding common stock of the Company as of January 3, 2016.

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

Lines of Credit:

During the Company’s 2015 fiscal year, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans have been made on the same terms and conditions as the LOC with CB&T. As of January 3, 2016 and September 27, 2015, respectively, there were no outstanding balances against these Director loans.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 3, 2016

NOTE 8. INCOME TAXES

For the three month period ended January 3, 2016, the Company reported a pre-tax loss of $137,164.  For the year ending October 2, 2016, the Company expects to generate pre-tax income and expects to utilize a portion of its Federal net tax operating loss carry-forwards to offset any Federal taxable income in its 2016 fiscal year. However, the Company may owe Federal alternative minimum tax for its 2016 fiscal year. The Company expects to generate 2016 fiscal year income that will be subject to State of Georgia income taxes at a rate of approximately 6%.

The cumulative Federal net operating loss carry-forward was approximately $3,275,000 at September 27, 2015 and will expire beginning in the year 2026. The net deferred tax asset generated by the Federal net operating loss carry-forward has been fully reserved. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $3,275,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, Federal net operating loss carry forwards may be limited as to use in future years.

NOTE 9. COMMITMENTS AND CONTINGENCIES

In September 2009, the Company filed an action against its former President and CEO in the Eighth Judicial District Court of the State of Nevada (Parks! America, Inc. vs. Eastland; et al., Case No. 09-A-599668). The Company brought this action in an attempt to obtain a Temporary Restraining Order and injunctive relief against the Eastland Defendants (the Company’s former President and CEO Larry Eastland and his related companies) as to the Eastland Defendants attempt to install a new board of directors for the Company. The Temporary Restraining Order was granted, as was the Preliminary Injunction.

In June 2012, the Company amended its complaint against the Eastland Defendants to, among other things, add new claims for relief, as well as join as defendants, LEA Capital Advisors, LLC, an entity controlled by Mr. Eastland (together the “Eastland Defendants”), and Stanley Harper and Computer Contact Service, Inc., an entity controlled by Mr. Harper (together the “Harper Defendants”) for breaches of contract and fiduciary duty with regards to the Company’s purchase of TempSERV on September 30, 2007 and its subsequent re-conveyance of TempSERV to Computer Contact Service, Inc. as of January 1, 2009. The Company is seeking damages in excess of $1.8 million.

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

The Company is in the process of appealing the summary judgment and the award of costs. Although it cannot predict the ultimate outcome of this lawsuit, the Company believes the Court’s summary judgment and award of costs in favor of the Harper Defendants is in error and is vigorously pursuing its position on appeal. However, as the award of legal fees and costs has been granted, the Company recorded a liability for this award during the fourth quarter of its 2014 fiscal year. As detailed in “NOTE 3. RESTRICTED CASH,” as of February 5, 2015, the Company was required to post a security in the amount of 150%, or $456,492, of the judgment during its appeal of the summary judgment and award of costs.

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

January 3, 2016

NOTE 10. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended
	January 3, 2016	December 28, 2014
Total net sales:
Georgia	$667,415	$539,583
Missouri	105,197	106,459
Consolidated	$772,612	$646,042

Income (loss) before income taxes:
Georgia	$179,167	$146,779
Missouri	(104,512)	(90,385)
Segment total	74,655	56,394
Corporate	(159,312)	(128,053)
Other income (expense), net	2,096	2,066
Interest expense	(52,001)	(52,960)
Amortization of loan fees	(2,602)	(2,602)
Consolidated	$(137,164)	$(125,155)

	As of
	January 3, 2016	September 27, 2015
Total assets:
Georgia	$4,421,589	$4,658,282
Missouri	2,409,822	2,489,603
Corporate	616,905	628,611
Consolidated	$7,448,316	$7,776,496

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 3, 2016 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying unaudited consolidated financial statements and provides additional information on the Company’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our Annual Report on Form 10-K for the fiscal year ended September 27, 2015.

Forward-Looking Statements

Except for the historical information contained herein, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve risks and uncertainties, including, among other things, statements concerning: our business strategy; liquidity and capital expenditures; future sources of revenues and anticipated costs and expenses; and trends in industry activity generally. Such forward-looking statements include, among others, those statements including the words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar language or by discussions of our outlook, plans, goals, strategy or intentions.

Our actual results may differ significantly from those projected in the forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "RISK FACTORS" in this Quarterly Report, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: competition from other parks, weather conditions during our primary tourist season, the price of animal feed and the price of gasoline. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot guarantee future results, levels of activity, performance or achievements.

The forward-looking statements we make in this Quarterly Report are based on management’s current views and assumptions regarding future events and speak only as of the date of this report. We assume no obligation to update any of these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting these forward-looking statements, except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission.

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

As we look at our operations as of January 3, 2016, one of our highest priorities is to continue to improve the operating profit at our Missouri Park. Since the acquisition of our Missouri Park in March 2008, we have worked to upgrade the Park’s physical facilities and dramatically improve its concessions. During our 2015 fiscal year, we completed the installation of five amusement park “kiddie” rides at our Missouri Park that are targeted toward families with children between the ages of three and twelve years old. The addition of these rides is a continuation of our ongoing effort to improve the overall guest experience at, as well as public perception of, our Missouri Park. It is our belief that the addition of these rides will help increase attendance and average spending per guest visit. We believe that years of operation under the prior owners resulted in negative preconceptions about the condition of our Missouri Park. We will continue to focus our efforts to promote our Missouri Park and make additional improvements as our capital budget allows. We expect that over the course of several years these efforts will ultimately yield favorable results.

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

Results of Operations For the Three Month Period Ended January 3, 2016 (Fiscal 2016) as Compared to Three Month Period Ended December 28, 2014 (Fiscal 2015)

We manage our operations on an individual location basis. Discrete financial information is maintained for each Park and provided to our corporate management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow. We use this measure of operating profit to gauge segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each reportable segment.

Our 2016 fiscal year will end on October 2, 2016 and will be comprised of 53 weeks. Our 2015 fiscal year ended on September 27, 2015 and was comprised of 52 weeks. The additional week in our 2016 fiscal year occurred in the three months ended January 3, 2016. As such, we will discuss Park attendance based net sales on both a reported, as well as a comparable 14-week, basis for the three months ended January 3, 2016 as compared to the prior year.

The following table shows our consolidated and segment operating results for the three months ended January 3, 2016 and December 28, 2014:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
Total net sales	$667,415	$539,583	$105,197	$106,459	$772,612	$646,042
Segment income (loss) from operations	179,167	146,779	(104,512)	(90,385)	74,655	56,394
Segment operating margin %	26.8%	27.2%	-99.3%	-84.9%	9.7%	8.7%

Corporate expenses					(159,312)	(128,053)
Other income (expense), net					2,096	2,066
Interest expense					(52,001)	(52,960)
Amortization of loan fees					(2,602)	(2,602)
Loss before income taxes					$(137,164)	$(125,155)

Total Net Sales

On a reported basis, our total net sales for the three month period ended January 3, 2016 increased by $126,570, or 19.6%, to $772,612 versus the three month period ended December 28, 2014. Our Parks’ combined attendance based net sales increased by $136,533 or 22.0%, partially offset by a $9,963 decrease in animal sales. On a comparable 14-week basis, our Parks’ combined attendance based net sales increased by $83,045 or 12.3%.

Our Georgia Park’s reported net sales increased by $127,832 or 23.7%. Our Georgia Park’s attendance based net sales increased by 23.9% and 13.6%, on a reported and comparable 14-week basis, respectively. Our Missouri Park’s reported net sales decreased by $1,262, as a $8,114 increase in attendance based net sales was offset by a $9,376 decrease in animal sales. Our Missouri Park’s attendance based net sales increased by 9.6% and 3.9%, on a reported and comparable 14-week basis, respectively.

On a comparable 14-week basis for the period ended January 3, 2016, attendance at our Georgia and Missouri Parks’ increased by 9.8% and 3.0%, respectively.

Segment Operating Margin

Our consolidated segment operating margin increased by $18,261, resulting in segment income from operations of $74,655 for the three month period ended January 3, 2016 compared to segment income from operations of $56,394 for the three month period ended December 28, 2014. This improvement was driven primarily by higher attendance based net sales, partially offset by higher compensation and advertising expenses, and increased cost of sales, as well as lower animal sales. Our Georgia Park’s segment income was $179,167, an increase of $32,388, principally as a result of higher attendance based net sales, partially offset by higher compensation and advertising expenses, and increased cost of sales. The segment loss for our Missouri Park was $104,512, an increase of $14,127, as higher attendance based net sales were more than offset by higher compensation expense and lower animal sales.

Corporate Expenses and Other

Corporate spending increased by $31,259 to $159,312 during the three month period ended January 3, 2016, primarily as a result of higher compensation expense.

Interest Expense and Other Income

Interest expense, including amortization of loan fees, for the three month period ended January 3, 2016 was $54,603, a decrease of $959 compared with the three month period ended December 28, 2014. This decrease is primarily the result of lower average term loan borrowings.

Income Taxes

Based on our cumulative net tax operating loss carry-forwards, we do not expect to pay U.S. Federal income taxes for our 2016 fiscal year; therefore, we have not recorded a related tax provision. However, we may owe Federal alternative minimum tax for our 2016 fiscal year. We expect to generate income during our 2016 fiscal year, which will be subject to State of Georgia income taxes at a rate of approximately 6%. For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Loss and Loss Per Share

Our net loss increased by $12,009, to a net loss of $137,164 or $0.00 per basic share and per fully diluted share, for the three months ended January 3, 2016, as compared with a net loss of $125,155 or $0.00 per basic share and per fully diluted share, for the three months ended December 28, 2014. The primarily drivers for our increased net loss for the three months ended January 3, 2016 compared to the comparable 2015 fiscal period were increased Corporate spending of $31,259 and an increase in the operating loss for our Missouri Park of $14,127, partially offset by an increase in the operating income for our Georgia Park of $32,388 and a decrease in interest expense of $959.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Our slow season starts after Labor Day in September and runs until Spring Break, which typically begins toward the end of March. The first and second quarters of our fiscal year have historically generated negative cash flow and require us to borrow to fund operations and prepare our Parks for the busy season during the third and fourth quarters of our fiscal year. Similar to the prior year, if our 2016 fiscal year seasonal borrowing needs exceed our Commercial Bank & Trust Company of Troup County (“CB&T”) line of credit (“LOC”), two members of our Board of Directors have agreed to offer us additional seasonal borrowing on the same terms and conditions as the LOC with CB&T.

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

Our working capital was $235,489 as of January 3, 2016 compared to $444,602 as of September 27, 2015. This decrease in working capital reflects negative operating cash flow and capital expenditures during the first three months of our slow season. Due to the seasonal nature of our businesses, we have begun to draw on our LOC for seasonal funding subsequent January 3, 2016.

Total loan debt, including current maturities, as of January 3, 2016 was $3.46 million compared to $3.48 million as of September 27, 2015. The decrease in loan debt was a result of scheduled payments against our term loan during the three month period ended January 3, 2016. Our LOC balance as of January 3, 2016 and September 27, 2015 was $0 and $0, respectively.

As of January 3, 2016, we had equity of $3.47 million and total loan debt of $3.46 million, resulting in a debt to equity ratio of 1.0 to 1. Our debt to equity ratio was 0.97 to 1 as of September 27, 2015.

Operating Activities

Net cash used in operating activities was $244,525 for the three month period ended January 3, 2016, compared to $244,076 used in operating activities for the three month period ended December 28, 2014, an increase of $449. This slight increase in cash used in operating activities was primarily the result of an increase in our net loss, partially lower cash used to pay-down current liabilities, acquire inventory and prepay certain expenses.

Investing Activities

Net cash used in investing activities was $139,714 for the three month period ended January 3, 2016, compared to $63,555 used in investing activities for the three month period ended December 28, 2014, an increase of $76,159, driven by higher capital expenditures. On a total year basis, we anticipate 2016 fiscal year capital expenditures to be lower than our 2015 fiscal year by approximately $200,000.

Financing Activities

Net cash used in financing activities was $27,028 for the three month period ended January 3, 2016, compared to $28,125 for the three month period ended December 28, 2014, a decrease of $1,097. All the financing activities in both periods reflect normal monthly payments against our Refinancing Loan.

Subsequent Events

None.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Quarterly Report. Our significant accounting policies are set forth in “NOTE 2. SIGNIFICANT ACCOUNTING POLICIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report, which should be reviewed as they are integral to understanding results of operations and financial position. The Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended September 27, 2015 includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Parks! America, Inc. (the “Registrant”) maintains “controls and procedures,” as such term is defined under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) in Rule 13a-15(e) promulgated thereunder, that are designed to ensure that information required to be disclosed in the Registrant’s Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Registrant’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Registrant’s management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

With the participation of its principal executive officer and principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the fiscal quarter covered by this Quarterly Report. Based upon the evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective at a reasonable assurance level.

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended January 3, 2016 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

In June 2012, we amended our complaint against the Eastland Defendants to, among other things, add new claims for relief, as well as join as defendants, LEA Capital Advisors, LLC, an entity controlled by Mr. Eastland (together the “Eastland Defendants”), and Stanley Harper and Computer Contact Service, Inc., an entity controlled by Mr. Harper (together the “Harper Defendants”) for breaches of contract and fiduciary duty with regards to the Company’s purchase of TempSERV on September 30, 2007 and its subsequent re-conveyance of TempSERV to Computer Contact Service, Inc. as of January 1, 2009. We are seeking damages in excess of $1.8 million.

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

We are in the process of appealing the summary judgment and the award of costs. Although we cannot predict the ultimate outcome of this lawsuit, we believe the Court’s summary judgment and award of costs in favor of the Harper Defendants is in error and are vigorously pursuing our position on appeal. However, as the award of legal fees and costs has been granted, we recorded a liability for this award during the fourth quarter of our 2014 fiscal year. As further detailed in “NOTE 3. RESTRICTED CASH” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report, as of February 5, 2015, we were required to post a security in the amount of 150%, or $456,492, of the judgment during our appeal of the summary judgment and award of costs.

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

ITEM 1A. RISK FACTORS

You should read the MD&A together with our unaudited consolidated financial statements and related notes, each included elsewhere in this Quarterly Report, in conjunction with the Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended September 27, 2015. Some of the information contained in the MD&A or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "RISK FACTORS" below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

Risk Factors Relating to Our Business:

The Theme Park Industry is highly competitive and we may be unable to compete effectively.

The theme park industry is highly competitive, highly fragmented, rapidly evolving, and subject to technological change and intense marketing by providers with similar products. One of our competitors for attracting general recreation dollars, Callaway Gardens, is located within five miles of our Georgia Park. Branson, Missouri is located just 45 minutes from our Missouri Park. Many of our current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we have. In the event that such a competitor expends significant sales and marketing resources in one or several markets we may not be able to compete successfully in such markets. We believe that competition will continue to increase, potentially placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce costs commensurate with such price reductions. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar products offered or proposed to be offered by us. If our competitors were to provide better and more cost effective products, our business could be materially and adversely affected.

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

We may require additional debt and equity financing to pursue our business plan. There can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to substantially curtail our expansion plans. Furthermore, the issuance by the Company of any additional securities would dilute the ownership of existing stockholders and may affect the price of our common stock.

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

Our success is heavily dependent on the continued active participation of our executive officers. Loss of the services of one or more of these officers could have a material adverse effect upon our business, financial condition or results of operations. In particular, we place substantial reliance upon the efforts and abilities of Dale Van Voorhis, Chairman of the Board of Directors and Chief Executive Officer of the Company and Jim Meikle, Chief Operating Officer and a Director of the Company, and President of Wild Animal – Missouri and Wild Animal – Georgia. The loss of Mr. Van Voorhis’ or Mr. Meikle’s services could have a serious adverse effect on our business, operations, revenues or prospects.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

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

PARKS! AMERICA, INC.

February 10, 2016	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer (Principal Executive Officer)

23