Form 10-Q
period 2016-04-03
PARKS AMERICA, INC
filed 2016-05-11
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2016

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

As of May 9, 2016, the issuer had 74,531,537 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of April 3, 2016 and September 27, 2015

	April 3, 2016	September 27, 2015
ASSETS
Cash – unrestricted	$387,378	$563,096
Cash – restricted (Note 3)	456,492	456,492
Inventory	138,474	139,324
Prepaid expenses	66,611	87,633
Total current assets	1,048,955	1,246,545

Property and equipment, net	6,403,891	6,362,790
Intangible assets, net	156,856	158,661
Other assets	8,500	8,500
Total assets	$7,618,202	$7,776,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$71,251	$141,404
Other current liabilities	166,057	247,449
Accrued judgment under appeal (Note 9)	304,328	304,328
Notes payable - line of credit	120,700	-
Current maturities of long-term debt	111,887	108,762
Total current liabilities	774,223	801,943

Long-term debt	3,313,398	3,374,406
Total liabilities	4,087,621	4,176,349

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 74,531,537 and 74,381,537 shares issued and outstanding, respectively	74,531	74,381
Capital in excess of par	4,809,606	4,801,506
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(1,350,306)	(1,272,490)
Total stockholders’ equity	3,530,581	3,600,147
Total liabilities and stockholders’ equity	$7,618,202	$7,776,496

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months and Six Months Ended April 3, 2016 and March 29, 2015

	For the three months ended		For the six months ended
	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Net sales	$881,629	$583,000	$1,640,137	$1,204,975
Sale of animals	2,223	-	16,327	24,067
Total net sales	883,852	583,000	1,656,464	1,229,042

Cost of sales	108,316	95,187	207,937	166,034
Selling, general and administrative	570,886	575,334	1,243,134	1,140,938
Depreciation and amortization	85,200	81,250	170,600	162,500
Income (loss) from operations	119,450	(168,771)	34,793	(240,430)

Other income (expense), net	1,926	1,371	4,022	3,437
Interest expense	(54,026)	(57,027)	(106,027)	(109,987)
Amortization of loan fees	(2,602)	(2,602)	(5,204)	(5,204)
Income (loss) before income taxes	64,748	(227,029)	(72,416)	(352,184)

Income tax provision	5,400	-	5,400	-
Net income (loss)	$59,348	$(227,029)	$(77,816)	$(352,184)

Income (loss) per share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding (in 000's) - basic and diluted	74,531	74,381	74,467	74,314

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended April 3, 2016 and Year Ended September 27, 2015

			Capital in	Treasury	Accumulated
	Shares	Amount	Excess of Par	Stock	Deficit	Total
Balance at September 28, 2014	74,231,537	$74,231	$4,797,006	$(3,250)	$(1,897,089)	$2,970,898

Issuance of common stock to Directors	150,000	150	4,500	-	-	4,650

Net income for the year ended September 27, 2015	-	-	-	-	624,599	624,599

Balance at September 27, 2015	74,381,537	74,381	4,801,506	(3,250)	(1,272,490)	3,600,147

Issuance of common stock to Directors	150,000	150	8,100	-	-	8,250

Net loss for the six months ended April 3, 2016	-	-	-	-	(77,816)	(77,816)

Balance at April 3, 2016	74,531,537	$74,531	$4,809,606	$(3,250)	$(1,350,306)	$3,530,581

The accompanying notes are an integral part of these condensed financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended April 3, 2016 and March 29, 2015

	For the six months ended
	April 3, 2016	March 29, 2015
OPERATING ACTIVITIES:
Net loss	$(77,816)	$(352,184)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	170,600	162,500
Amortization of loan fees	5,204	5,204
Stock-based compensation	8,250	4,650
Changes in assets and liabilities
(Increase) decrease in inventory	850	(24,660)
(Increase) decrease in prepaid expenses	21,022	2,721
Increase (decrease) in accounts payable	(70,153)	(49,499)
Increase (decrease) in other current liabilities	(81,392)	3,876
Net cash used in operating activities	(23,435)	(247,392)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(215,100)	(170,261)
(Increase) decrease in restricted cash	-	(456,492)
Net cash used in investing activities	(215,100)	(626,753)

FINANCING ACTIVITIES:
Proceeds from lines of credit and related party borrowings	220,000	550,000
Repayment of lines of credit and related party borrowings	(99,300)	-
Payments on notes payable	(57,883)	(54,461)
Net cash provided by financing activities	62,817	495,539

Net increase (decrease) in cash	(175,718)	(378,606)
Cash at beginning of period	563,096	661,842
Cash at end of period	$387,378	$283,236

Supplemental Cash Flow Information:
Cash paid for interest	$100,175	$108,803
Cash paid for income taxes	$41,000	$9,000

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 3, 2016

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

The Company owns and operates through wholly owned subsidiaries two regional theme parks and is in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. The Company’s wholly owned subsidiaries are Wild Animal Safari, Inc., a Georgia corporation (“Wild Animal – Georgia”) and Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”). Wild Animal – Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”). The Company acquired the Georgia Park on June 13, 2005, and the Missouri Park on March 5, 2008.

The Parks are open year round but experience increased seasonal attendance during the months of April through August. On a combined basis, net sales for the third and fourth quarter of the last two fiscal years represented approximately 72% of annual net sales.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months and six months ended April 3, 2016 and March 29, 2015 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. In the opinion of management interim results reflect all normal and recurring adjustments, and are not necessarily indicative of the results for a full fiscal year.

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

April 3, 2016

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

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had no accounts receivable as of April 3, 2016 and September 27, 2015, respectively.

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

	April 3, 2016	September 27, 2015	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Buildings and structures	3,250,531	3,206,570	15 - 40 years
Facilities and equipment	1,145,176	1,055,064	5 - 15 years
Furniture and fixtures	76,646	76,646	7 years
Ground improvements	797,453	798,616	15 years
Park animals	635,523	633,134	5 - 10 years
Rides and entertainment	258,405	258,405	7 - 10 years
Vehicles	433,289	357,487	3 - 5 years
Total cost	9,104,203	8,893,102
Less accumulated depreciation	(2,700,312)	(2,530,312)
Property and equipment, net	$6,403,891	$6,362,790

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

Other Current Liabilities: The following is a breakdown of other current liabilities:

	April 3, 2016	September 27, 2015
Accrued wages and payroll taxes	$25,008	$69,979
Accrued property taxes	19,365	41,646
Accrued income taxes	5,400	40,131
Accrued sales taxes	38,660	26,754
Deferred revenue	12,677	14,255
Other accrued liabilities	64,947	54,684
Other current liabilities	$166,057	$247,449

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 3, 2016

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

Basic and Diluted Net Income (Loss) Per Share: Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive.

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

April 3, 2016

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

	April 3, 2016	September 27, 2015
On January 9, 2013, the Company completed a refinancing transaction with CB&T as lender. The Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term.	$3,425,285	$3,483,168
Less current portion of long-term debt	(111,887)	(108,762)
Long-term debt	$3,313,398	$3,374,406

As of April 3, 2016, the scheduled future principal maturities by fiscal year are as follows:

2016	$50,129
2017	125,313
2018	132,711
2019	140,547
2020	148,845
thereafter	2,827,740
Total	$3,425,285

NOTE 5. LINES OF CREDIT

The Company maintains a $350,000 line of credit (the “LOC”) loan from CB&T for working capital purposes. This LOC has an initial term of seven years, subject to the satisfactory performance by the Company. The LOC interest rate is tied to prime and was 5.5% as of April 3, 2016, with a minimum rate of 5.25%. The closing costs for the LOC totaled $11,482 and are being amortized over the initial seven-year term of the loan. As of April 3, 2016, the Company had drawn $120,700 on the LOC. The LOC was not utilized as of September 27, 2015.

During the Company’s 2015 fiscal year, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans have been made on the same terms and conditions as the LOC with CB&T. As of April 3, 2016 and September 27, 2015, respectively, there were no outstanding balances against these Director loans.

When applicable, all advances on the Company’s LOC and Director loans are recorded as current liabilities.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 3, 2016

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

Officers, Directors and their controlled entities own approximately 54.6% of the outstanding common stock of the Company as of April 3, 2016.

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

Lines of Credit:

During the Company’s 2015 fiscal year, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans have been made on the same terms and conditions as the LOC with CB&T. As of April 3, 2016 and September 27, 2015, respectively, there were no outstanding balances against these Director loans.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 3, 2016

NOTE 8. INCOME TAXES

For the six month period ended April 3, 2016, the Company reported a pre-tax loss of $72,416. For the year ending October 2, 2016, the Company expects to generate pre-tax income and expects to utilize a portion of its Federal net tax operating loss carry-forwards to offset any Federal taxable income in its 2016 fiscal year. However, the Company may owe Federal alternative minimum tax for its 2016 fiscal year. The Company expects to generate 2016 fiscal year income that will be subject to State of Georgia income taxes at a rate of approximately 6%. Accordingly, the Company recorded a tax provision of $5,400 for estimated State of Georgia income taxes for the six months ended April 3, 2016.

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

April 3, 2016

NOTE 10. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended		For the six months ended
	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Total net sales:
Georgia	$739,574	$487,652	$1,406,989	$1,027,235
Missouri	144,278	95,348	249,475	201,807
Consolidated	$883,852	$583,000	$1,656,464	$1,229,042

Income (loss) before income taxes:
Georgia	$293,159	$78,343	$472,326	$225,122
Missouri	(56,580)	(90,658)	(161,092)	(181,043)
Segment total	236,579	(12,315)	311,234	44,079
Corporate	(117,129)	(156,456)	(276,441)	(284,509)
Other income (expense), net	1,926	1,371	4,022	3,437
Interest expense	(54,026)	(57,027)	(106,027)	(109,987)
Amortization of loan fees	(2,602)	(2,602)	(5,204)	(5,204)
Consolidated	$64,748	$(227,029)	$(72,416)	$(352,184)

	As of
	April 3, 2016	September 27, 2015
Total assets:
Georgia	$4,565,211	$4,658,282
Missouri	2,427,800	2,489,603
Corporate	625,191	628,611
Consolidated	$7,618,202	$7,776,496

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 3, 2016 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited consolidated financial statements.

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

Overview

Through our wholly owned subsidiaries, we own and operate two regional theme parks and are in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. Our wholly owned subsidiaries are Wild Animal Safari, Inc., a Georgia corporation (“Wild Animal – Georgia”) and Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”). Wild Animal – Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”).

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

As we look at our operations as of April 3, 2016, one of our highest priorities is to continue to improve the operating profit at our Missouri Park. Since the acquisition of our Missouri Park in March 2008, we have worked to upgrade the Park’s physical facilities and dramatically improve its concessions. During our 2015 fiscal year, we completed the installation of five amusement park “kiddie” rides at our Missouri Park that are targeted toward families with children between the ages of three and twelve years old. The addition of these rides is a continuation of our ongoing effort to improve the overall guest experience at, as well as public perception of, our Missouri Park. It is our belief that the addition of these rides will help increase attendance and average spending per guest visit. We believe that years of operation under the prior owners resulted in negative preconceptions about the condition of our Missouri Park. We will continue to focus our efforts to promote our Missouri Park and make additional improvements as our capital budget allows. We expect that over the course of several years these efforts will ultimately yield favorable results.

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

Results of Operations For the Three Month Period Ended April 3, 2016 as Compared to Three Month Period Ended

March 29, 2015

The three month periods ended April 3, 2016 and March 29, 2015 each comprised 13 weeks. However, the three month period ended April 3, 2016 included two weeks of the Spring Break season during our 2016 fiscal year, while the three month period ended March 29, 2015 included just one week of this historically higher attendance period. As such, we will discuss Park attendance based net sales on both a reported, as well as a comparable 13-week, basis for the three months ended April 3, 2016 as compared to the prior year.

The following table shows our consolidated and segment operating results for the three months ended April 3, 2016 and March 29, 2015:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
Total net sales	$739,574	$487,652	$144,278	$95,348	$883,852	$583,000
Segment income (loss) from operations	293,159	78,343	(56,580)	(90,658)	236,579	(12,315)
Segment operating margin %	39.6%	16.1%	-39.2%	-95.1%	26.8%	-2.1%

Corporate expenses					(117,129)	(156,456)
Other income (expense), net					1,926	1,371
Interest expense					(54,026)	(57,027)
Amortization of loan fees					(2,602)	(2,602)
Loss before income taxes					$64,748	$(227,029)

Total Net Sales

On a reported basis, our total net sales for the three month period ended April 3, 2016 increased by $300,852, or 51.6%, to $883,852 versus the three month period ended March 29, 2015. Our Parks’ combined attendance based net sales increased by $298,629 or 51.2%, while animal sales increased $2,223. On a comparable 13-week basis, our Parks’ combined attendance based net sales increased by $201,942 or 29.7%.

Our Georgia Park’s reported net sales increased by $251,922 or 51.7%. Our Georgia Park’s attendance based net sales increased by 51.2% and 28.6%, on a reported and comparable 13-week basis, respectively. Our Missouri Park’s reported net sales increased by $48,930 or 51.3%. On a comparable 13-week basis, our Missouri Park’s attendance based net sales increased by 35.8%.

On a comparable 13-week basis for the period ended April 3, 2016, attendance at our Georgia and Missouri Parks’ increased by 17.0% and 34.2%, respectively. We believe favorable weather conditions, increased online ticket sales, higher revenue per guest visit and overall favorable customer perception of our Parks contributed to higher revenues and higher attendance during the three months ended April 3, 2016 as compared to the comparable period in the prior year.

Segment Operating Margin

Our consolidated segment operating margin increased by $248,894, resulting in segment income from operations of $236,579 for the three month period ended April 3, 2016 compared to a segment loss from operations of $12,315 for the three month period ended March 29, 2015. Our Georgia Park’s segment income was $293,159, resulting in an increase of $214,816, principally as a result of higher attendance based net sales, partially offset by higher park maintenance and compensation expenses, as well as increased cost of sales. The segment loss for our Missouri Park was $56,580, a decrease of $34,078, as a result of higher attendance based net sales, partially offset by higher compensation and operating expenses, as well as increased cost of sales.

Corporate Expenses and Other

Corporate spending decreased by $39,327 to $117,129 during the three month period ended April 3, 2016, primarily as a result of lower legal expenses.

Interest Expense and Other Income

Interest expense, including amortization of loan fees, for the three month period ended April 3, 2016 was $56,628, a decrease of $3,001 compared with the three month period ended March 29, 2015. This decrease is primarily the result of lower average seasonal borrowing, as well as lower term loan borrowing.

Income Taxes

Based on our cumulative net tax operating loss carry-forwards, we do not expect to pay U.S. Federal income taxes for our 2016 fiscal year; therefore, we have not recorded a related tax provision for the three months ended April 3, 2016. However, we may owe Federal alternative minimum tax for our 2016 fiscal year. We expect to generate income during our 2016 fiscal year, which will be subject to State of Georgia income taxes at a rate of approximately 6%. Accordingly, the Company recorded a tax provision of $5,400 for estimated State of Georgia income taxes for the three months ended April 3, 2016. For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Income (Loss) and Income (Loss) Per Share

During the three months ended April 3, 2016, we generated net income of $59,348 or $0.00 per basic share and per fully diluted share, compared to a net loss of $227,029 or $0.00 per basic share and per fully diluted share, for the three months ended March 29, 2015, resulting in an overall improvement of $286,377. The primarily drivers of the improvement in our net income for the three months ended April 3, 2016 compared to the comparable 2015 fiscal period were a $214,816 increase in the operating income for our Georgia Park, a $34,078 reduction in the operating loss for our Missouri Park, decreased Corporate spending of $39,327 and a reduction of $3,001 in interest expense, partially offset by a $5,400 increase on income taxes.

Results of Operations For the Six Month Period Ended April 3, 2016 as Compared to Six Month Period Ended March 29, 2015

Our 2016 fiscal year will end on October 2, 2016 and will be comprised of 53 weeks. Our 2015 fiscal year ended on September 27, 2015 and was comprised of 52 weeks. The additional week in our 2016 fiscal year occurred during our first fiscal quarter, causing our reported results of operations for the six month period ended April 3, 2016 to contain 27 weeks compared to 26 weeks for the six month period ended March 29, 2015. As such, we will discuss Park attendance based net sales on both a reported, as well as a comparable 27-week, basis for the six month period ended April 3, 2016 as compared to the prior year.

The following table shows our consolidated and segment operating results for the six months ended April 3, 2016 and March 29, 2015:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
Total net sales	$1,406,989	$1,027,235	$249,475	$201,807	$1,656,464	$1,229,042
Segment income (loss) from operations	472,326	225,122	(161,092)	(181,043)	311,234	44,079
Segment operating margin %	33.6%	21.9%	-64.6%	-89.7%	18.8%	3.6%

Corporate expenses					(276,441)	(284,509)
Other income (expense), net					4,022	3,437
Interest expense					(106,027)	(109,987)
Amortization of loan fees					(5,204)	(5,204)
Loss before income taxes					$(72,416)	$(352,184)

Total Net Sales

On a reported basis, our total net sales for the six month period ended April 3, 2016 increased by $427,422, or 34.8%, to $1,656,464 versus the six month period ended March 29, 2015. On a reported basis, our Parks’ combined attendance based net sales increased by $435,162 or 36.1%, partially offset by a $7,740 decrease in animal sales. On a comparable 27-week basis, our Parks’ combined attendance based net sales increased by $289,041 or 21.4%.

Our Georgia Park’s reported net sales increased by $379,754 or 37.0%. Our Georgia Park’s attendance based net sales increased by 36.9% and 21.5%, on a reported and comparable 27-week basis, respectively. Our Missouri Park’s reported net sales increased by $47,668 or 23.6%, as attendance based net sales increased $57,044, offset by a $9,376 decrease in animal sales. Our Missouri Park’s attendance based net sales increased by 31.7% and 20.9%, on a reported and comparable 27-week basis, respectively.

On a comparable 27-week basis for the period ended April 3, 2016, attendance at our Georgia and Missouri Parks’ increased by 13.3% and 18.3%, respectively. We believe favorable weather conditions, increased online ticket sales, higher revenue per guest visit and overall favorable customer perception of our Parks contributed to higher revenues and higher attendance during the comparable 27-week period ended April 3, 2016 as compared to the prior year.

Segment Operating Margin

Our consolidated segment operating margin increased by $267,155, resulting in segment income from operations of $311,234 for the six month period ended April 3, 2016 compared to segment income from operations of $44,079 for the six month period ended March 29, 2015. Our Georgia Park’s segment income was $472,326, an increase of $247,204, principally as a result of higher attendance based net sales, partially offset by higher compensation, advertising, insurance and park maintenance expenses, as well as increased cost of sales. The segment loss for our Missouri Park was $161,092, a decrease of $19,951, as higher attendance based net sales were partially offset by higher compensation and operating expenses, as well as increased cost of sales, and lower animal sales.

Corporate Expenses and Other

Corporate spending was $276,441 during the six month period ended April 3, 2016, a decrease of $8,068, primarily as a result of lower legal expenses, partially offset by higher compensation expense.

Interest Expense and Other Income

Interest expense, including amortization of loan fees, for the six month period ended April 3, 2016 was $111,231, a decrease of $3,960 compared with the six month period ended March 29, 2015. This decrease is primarily the result of lower average seasonal borrowing, as well as lower term loan borrowing.

Income Taxes

Based on our cumulative net tax operating loss carry-forwards, we do not expect to pay U.S. Federal income taxes for our 2016 fiscal year; therefore, we have not recorded a related tax provision for the six months ended April 3, 2016. However, we may owe Federal alternative minimum tax for our 2016 fiscal year. We expect to generate income during our 2016 fiscal year, which will be subject to State of Georgia income taxes at a rate of approximately 6%. Accordingly, we recorded a tax provision of $5,400 for estimated State of Georgia income taxes for the six months ended April 3, 2016. For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Loss and Loss Per Share

Our net loss decreased by $274,368, to a net loss of $77,816 or $0.00 per basic share and per fully diluted share, for the six months ended April 3, 2016, as compared with a net loss of $352,184 or $0.00 per basic share and per fully diluted share, for the six months ended March 29, 2015. The primarily drivers for the reduction in our net loss for the six months ended April 3, 2016 compared to the comparable 2015 fiscal period were a $247,204 increase in the operating income for our Georgia Park, a $19,951 reduction in the operating loss for our Missouri Park, decreased Corporate spending of $8,068 and a reduction of $3,960 in interest expense, partially offset by a $5,400 increase on income taxes.

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

We believe that our performance has improved to the point that annual cash flow from operations will be sufficient to fund operations, make debt-service payments and spend modestly on capital improvements in the near-term. During the next twelve months, our focus will continue on increasing Park attendance revenues. Any slowdown in revenue or unusual capital outlays may require us to seek additional capital.

Our working capital was $274,732 as of April 3, 2016, compared to $444,602 as of September 27, 2015. This decrease in working capital reflects negative operating cash flow and capital expenditures during the first six months of our fiscal year.

Total loan debt, including current maturities, as of April 3, 2016 was $3.55 million compared to $3.48 million as of September 27, 2015. The increase in loan debt was a result of seasonal borrowing, partially offset by scheduled payments against our term loan during the six month period ended April 3, 2016. Our LOC balance was $120,700 as of April 3, 2016 compared to $0 as of September 27, 2015. Compared to March 29, 2015, our seasonal borrowing as of April 3, 2016 was down $429,300. We fully paid down our seasonal borrowings as of April 11, 2016 and we do not project the need for any additional seasonal borrowing during the remainder of our 2016 fiscal year.

As of April 3, 2016, we had equity of $3.53 million and total loan debt of $3.55 million, resulting in a debt to equity ratio of 1.0 to 1. Our debt to equity ratio was 0.97 to 1 as of September 27, 2015.

Operating Activities

Net cash used in operating activities was $23,435 for the six month period ended April 3, 2016, compared to $247,392 used in operating activities for the six month period ended March 29, 2015, a decrease of $223,957. The decrease in cash used in operating activities was primarily the result of a decrease in our net loss, partially offset by cash used to pay-down current liabilities.

Investing Activities

Net cash used in investing activities was $215,100 for the six month period ended April 3, 2016, compared to $626,753 used in investing activities for the six month period ended March 29, 2015, a decrease of $411,653, primarily driven by a one-time set aside of restricted cash during our 2015 fiscal year, partially offset by an increase in capital expenditures. On a total year basis, we anticipate 2016 fiscal year capital expenditures to be lower than our 2015 fiscal year by approximately $175,000.

Financing Activities

Net cash provided by financing activities was $62,817 for the six month period ended April 3, 2016, compared to $495,539 for the six month period ended March 29, 2015, a decrease of $432,722, primarily due to a decrease in our seasonal borrowing needs, which were significantly impacted during the first six months of our 2015 fiscal year by the one-time requirement to set aside $456,492 in restricted cash.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended April 3, 2016 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

PARKS! AMERICA, INC.

May 11, 2016	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer (Principal Executive Officer)