Form 10-Q
period 2016-07-03
PARKS AMERICA, INC
filed 2016-08-10
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2016

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

As of August 8, 2016, the issuer had 74,531,537 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of July 3, 2016 and September 27, 2015

	July 3, 2016	September 27, 2015
ASSETS
Cash – unrestricted	$1,191,745	$563,096
Cash – restricted (Note 3)	456,492	456,492
Inventory	135,424	139,324
Prepaid expenses	41,755	87,633
Total current assets	1,825,416	1,246,545

Property and equipment, net	6,378,210	6,362,790
Intangible assets, net	154,054	158,661
Other assets	8,500	8,500
Total assets	$8,366,180	$7,776,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$109,310	$141,404
Other current liabilities	296,528	247,449
Accrued judgment under appeal (Note 9)	304,328	304,328
Current maturities of long-term debt	113,588	108,762
Total current liabilities	823,754	801,943

Long-term debt	3,280,196	3,374,406
Total liabilities	4,103,950	4,176,349

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 74,531,537 and 74,381,537 shares issued and outstanding, respectively	74,531	74,381
Capital in excess of par	4,809,606	4,801,506
Treasury stock	(3,250)	(3,250)
Accumulated deficit	(618,657)	(1,272,490)
Total stockholders’ equity	4,262,230	3,600,147
Total liabilities and stockholders’ equity	$8,366,180	$7,776,496

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months and Nine Months Ended July 3, 2016 and June 28, 2015

	For the three months ended		For the nine months ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net sales	$1,819,140	$1,618,126	$3,459,277	$2,823,101
Sale of animals	-	1,625	16,327	25,692
Total net sales	1,819,140	1,619,751	3,475,604	2,848,793

Cost of sales	182,141	157,121	390,078	323,155
Selling, general and administrative	717,261	758,292	1,960,395	1,899,230
Depreciation and amortization	85,200	81,250	255,800	243,750
(Gain) loss on disposal of operating assets, net	2,623	(7,344)	2,623	(7,344)
Income from operations	831,915	630,432	866,708	390,002

Other income (expense), net	1,978	2,541	6,000	5,978
Interest expense	(49,542)	(56,096)	(155,569)	(166,083)
Amortization of loan fees	(2,602)	(2,602)	(7,806)	(7,806)
Income before income taxes	781,749	574,275	709,333	222,091

Income tax provision	50,100	22,000	55,500	22,000
Net income	$731,649	$552,275	$653,833	$200,091

Income per share - basic and diluted	$0.01	$0.01	$0.01	$0.00

Weighted average shares
outstanding (in 000's) - basic and diluted	74,531	74,381	74,488	74,314

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Nine Months Ended July 3, 2016 and Year Ended September 27, 2015

			Capital in	Treasury	Accumulated
	Shares	Amount	Excess of Par	Stock	Deficit	Total
Balance at September 28, 2014	74,231,537	$ 74,231	$ 4,797,006	$(3,250)	$(1,897,089)	$2,970,898

Issuance of common stock to Directors	150,000	150	4,500	-	-	4,650

Net income for the year ended September 27, 2015	-	-	-	-	624,599	624,599

Balance at September 27, 2015	74,381,537	74,381	4,801,506	(3,250)	(1,272,490)	3,600,147

Issuance of common stock to Directors	150,000	150	8,100	-	-	8,250

Net income for the nine months ended July 3, 2016	-	-	-	-	653,833	653,833

Balance at July 3, 2016	74,531,537	$ 74,531	$ 4,809,606	$(3,250)	$ (618,657)	$4,262,230

The accompanying notes are an integral part of these condensed financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended July 3, 2016 and June 28, 2015

	For the nine months ended
	July 3, 2016	June 28, 2015
OPERATING ACTIVITIES:
Net income	$653,833	$200,091
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization expense	255,800	243,750
Amortization of loan fees	7,806	7,806
(Gain) loss on disposal of assets	2,623	(7,344)
Stock-based compensation	8,250	4,650
Changes in assets and liabilities
(Increase) decrease in inventory	3,900	(42,300)
(Increase) decrease in prepaid expenses	45,878	35,076
Increase (decrease) in accounts payable	(32,094)	(14,136)
Increase (decrease) in other current liabilities	49,079	74,643
Net cash provided by operating activities	995,075	502,236

INVESTING ACTIVITIES:
Acquisition of property and equipment	(277,042)	(419,765)
Proceeds from the disposition of property and equipment	-	7,344
(Increase) decrease in restricted cash	-	(456,492)
Net cash used in investing activities	(277,042)	(868,913)

FINANCING ACTIVITIES:
Proceeds from lines of credit and related party borrowings	220,000	550,000
Repayment of lines of credit and related party borrowings	(220,000)	(525,000)
Payments on notes payable	(89,384)	(68,670)
Net cash used in financing activities	(89,384)	(43,670)

Net increase (decrease) in cash	628,649	(410,347)
Cash at beginning of period	563,096	661,842
Cash at end of period	$1,191,745	$251,495

Supplemental Cash Flow Information:
Cash paid for interest	$150,220	$164,899
Cash paid for income taxes	$76,525	$11,159

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 3, 2016

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months and nine months ended July 3, 2016 and June 28, 2015 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. In the opinion of management interim results reflect all normal and recurring adjustments, and are not necessarily indicative of the results for a full fiscal year.

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

July 3, 2016

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

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had no accounts receivable as of July 3, 2016 and September 27, 2015, respectively.

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

	July 3, 2016	September 27, 2015	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Buildings and structures	3,725,585	3,647,499	15 - 40 years
Facilities and equipment	530,482	452,707	5 - 15 years
Furniture and fixtures	76,646	76,646	7 years
Ground improvements	1,097,729	1,018,757	15 years
Park animals	641,025	633,134	5 - 10 years
Rides and entertainment	241,558	238,743	7 - 10 years
Vehicles	343,317	318,436	3 - 5 years
Total cost	9,163,522	8,893,102
Less accumulated depreciation	(2,785,312)	(2,530,312)
Property and equipment, net	$6,378,210	$6,362,790

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

Other Current Liabilities: The following is a breakdown of other current liabilities:

	July 3, 2016	September 27, 2015
Accrued wages and payroll taxes	$80,168	$69,979
Accrued property taxes	31,215	41,646
Accrued income taxes	25,881	40,131
Accrued sales taxes	44,957	26,754
Deferred revenue	23,927	14,255
Other accrued liabilities	90,380	54,684
Other current liabilities	$296,528	$247,449

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 3, 2016

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

July 3, 2016

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

	July 3, 2016	September 27, 2015
On January 9, 2013, the Company completed a refinancing transaction with CB&T as lender. The Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term.	$3,393,784	$3,483,168
Less current portion of long-term debt	(113,588)	(108,762)
Long-term debt	$3,280,196	$3,374,406

As of July 3, 2016, the scheduled future principal maturities by fiscal year are as follows:

2016	$20,211
2017	125,406
2018	132,810
2019	140,651
2020	148,955
thereafter	2,825,751
Total	$3,393,784

NOTE 5. LINES OF CREDIT

The Company maintains a $350,000 line of credit (the “LOC”) loan from CB&T for working capital purposes. This LOC has an initial term of seven years, subject to the satisfactory performance by the Company. The LOC interest rate is tied to the prime rate and was 5.5% as of July 3, 2016, with a minimum rate of 5.25%. The closing costs for the LOC totaled $11,482 and are being amortized over the initial seven-year term of the loan. As of July 3, 2016 and September 27, 2015, respectively, there was no outstanding balance against the LOC.

During the Company’s 2015 fiscal year, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans were made on the same terms and conditions as the LOC with CB&T. As of July 3, 2016 and September 27, 2015, respectively, there were no outstanding balances against the Director loans.

When applicable, all advances on the Company’s LOC and Director loans are recorded as current liabilities.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 3, 2016

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

Officers, Directors and their controlled entities own approximately 55.1% of the outstanding common stock of the Company as of July 3, 2016.

NOTE 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Employment Agreements:

Effective June 1, 2009, the Company entered into an employment agreement with Dale Van Voorhis (the “2009 Van Voorhis Employment Agreement”) to serve as the Company’s Chief Operating Officer. Effective January 27, 2011, Mr. Van Voorhis was appointed as the Company’s Chief Executive Officer. Effective June 1, 2016, the Company and Mr. Van Voorhis entered into the “2016 Van Voorhis Employment Agreement”. Pursuant to the 2016 Van Voorhis Employment Agreement, Mr. Van Voorhis receives an initial base annual compensation in the amount of $90,000 per year, subject to annual review by the Board of Directors. The 2016 Van Voorhis Employment Agreement has a term of two years and entitles Mr. Van Voorhis to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

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

Lines of Credit:

During the Company’s 2015 fiscal year, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans were made on the same terms and conditions as the LOC with CB&T. As of July 3, 2016 and September 27, 2015, respectively, there were no outstanding balances against the Director loans.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 3, 2016

NOTE 8. INCOME TAXES

For the nine month period ended July 3, 2016, the Company reported a pre-tax income of $709,333. For the year ending October 2, 2016, the Company expects to generate pre-tax income and expects to utilize a portion of its Federal net tax operating loss carry-forwards to offset any Federal taxable income in its 2016 fiscal year. However, the Company will likely owe Federal alternative minimum tax for its 2016 fiscal year and has recorded a related tax provision of $7,000 for the nine month period ended July 3, 2016. The Company expects to generate 2016 fiscal year income that will be subject to State of Georgia income taxes at a rate of approximately 6%. Accordingly, the Company recorded a tax provision of $48,500 for estimated State of Georgia income taxes for the nine month period ended July 3, 2016.

The cumulative Federal net operating loss carry-forward was approximately $3,127,000 at September 27, 2015 and will expire beginning in the year 2026. The net deferred tax asset generated by the Federal net operating loss carry-forward has been fully reserved. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $3,127,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, Federal net operating loss carry forwards may be limited as to use in future years.

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

In June 2012, the Company amended its complaint against the Eastland Defendants to, among other things, add new claims for relief, as well as join as defendants, Stanley Harper and Computer Contact Service, Inc., an entity controlled by Mr. Harper (together the “Harper Defendants”) for breaches of contract and fiduciary duty with regard to the Company’s purchase of TempSERV on September 30, 2007 and its subsequent re-conveyance of TempSERV to Computer Contact Service, Inc. as of January 1, 2009. The Company is seeking damages in excess of $1.8 million.

Discovery was conducted on the claims between the parties, after which the Harper Defendants filed for summary judgment asking that the claims against them be dismissed. After briefing and argument, the Court granted summary judgment in favor of the Harper Defendants. Because one of the contracts involved had a provision for legal fees, the Harper Defendants also filed a motion for legal fees and costs. On October 24, 2014, the Court ordered the Company to pay approximately $304,328 in costs and attorney’s fees to the Harper Defendants. The Company recorded a liability for the initial award of $304,328 during the fourth quarter of its 2014 fiscal year. As detailed in “NOTE 3. RESTRICTED CASH,” as of February 5, 2015, the Company was required to post a security in the amount of 150% of the award, or $456,492.

The Company appealed the summary judgment orders and the award of costs and attorney’s fees. On July 28, 2016, the Supreme Court of the State of Nevada issued an order affirming the Eighth Judicial District Court’s summary judgment rulings in favor of the Harper Defendants and reducing the award of costs and attorney’s fees in favor of the Harper Defendants to $291,269. The Company is in the process of evaluating its options with respect to this ruling, including whether to file a Petition for Rehearing.

The remainder of the District Court case against the Eastland Defendants has been stayed pending the result of the appeal. The Company intends to proceed with its case against the Eastland Defendants regardless of the result of the appeal. If the summary judgment decisions are reversed upon rehearing, the Company will proceed against both the Eastland Defendants and the Harper Defendants in the District Court action.

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

July 3, 2016

NOTE 10. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended		For the nine months ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Total net sales:
Georgia	$1,481,336	$1,328,765	$2,888,325	$2,356,000
Missouri	337,804	290,986	587,279	492,793
Consolidated	$1,819,140	$1,619,751	$3,475,604	$2,848,793

Income (loss) before income taxes:
Georgia	$894,443	$773,742	$1,366,769	$998,864
Missouri	65,610	34,108	(95,482)	(146,935)
Segment total	960,053	807,850	1,271,287	851,929
Corporate	(128,138)	(177,418)	(404,579)	(461,927)
Other income (expense), net	1,978	2,541	6,000	5,978
Interest expense	(49,542)	(56,096)	(155,569)	(166,083)
Amortization of loan fees	(2,602)	(2,602)	(7,806)	(7,806)
Consolidated	$781,749	$574,275	$709,333	$222,091

	As of
	July 3, 2016	September 27, 2015
Total assets:
Georgia	$5,193,617	$4,658,282
Missouri	2,550,508	2,489,603
Corporate	622,055	628,611
Consolidated	$8,366,180	$7,776,496

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC 855-10, except as noted in “NOTE 9. COMMITMENTS AND CONTINGENCIES”, the Company has analyzed its operations subsequent to July 3, 2016 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited consolidated financial statements.

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

As we look at our operations as of July 3, 2016, one of our highest priorities is to continue to improve the operating profit at our Missouri Park. Since the acquisition of our Missouri Park in March 2008, we have worked to upgrade the Park’s physical facilities and dramatically improve its concessions. During our 2015 fiscal year, we completed the installation of five amusement park “kiddie” rides at our Missouri Park that are targeted toward families with children between the ages of three and twelve years old. The addition of these rides is a continuation of our ongoing effort to improve the overall guest experience at, as well as public perception of, our Missouri Park. It is our belief that the addition of these rides will help increase attendance and average spending per guest visit. We believe that years of operation under the prior owners resulted in negative preconceptions about the condition of our Missouri Park. We will continue to focus our efforts to promote our Missouri Park and make additional improvements as our capital budget allows. We expect that over the course of several years these efforts will ultimately yield favorable results.

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

Results of Operations For the Three Month Period Ended July 3, 2016 as Compared to Three Month Period Ended

June 28, 2015

The three month periods ended July 3, 2016 and June 28, 2015 each comprised 13 weeks. However, the three month period ended July 3, 2016 included one week of the Spring Break season during our 2016 fiscal year, while the three month period ended June 28, 2015 included two weeks of this historically higher attendance period. Also note, the majority of the July 4th holiday period occurred in the three month period ended July 3, 2016, while in fiscal 2015, the July 4th holiday period occurred in the subsequent fiscal quarter. As such, we will discuss Park attendance based net sales on both a reported, as well as a comparable 13-week, basis for the three months ended July 3, 2016 as compared to the prior year.

The following table shows our consolidated and segment operating results for the three months ended July 3, 2016 and June 28, 2015:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
Total net sales	$1,481,336	$1,328,765	$337,804	$290,986	$1,819,140	$1,619,751
Segment income (loss) from operations	894,443	773,742	65,610	34,108	960,053	807,850
Segment operating margin %	60.4%	58.2%	19.4%	11.7%	52.8%	49.9%

Corporate expenses					(128,138)	(177,418)
Other income (expense), net					1,978	2,541
Interest expense					(49,542)	(56,096)
Amortization of loan fees					(2,602)	(2,602)
Loss before income taxes					$781,749	$574,275

Total Net Sales

On a reported basis, our total net sales for the three month period ended July 3, 2016 increased by $199,389, or 12.3%, to $1,819,140 versus the three month period ended June 28, 2015. Our Parks’ combined attendance based net sales increased by $201,014 or 12.4%, while animal sales decreased $1,625. On a comparable 13-week basis, our Parks’ combined attendance based net sales increased by $181,963 or 11.1%.

Our Georgia Park’s reported net sales increased by $152,571 or 11.5%. Our Georgia Park’s attendance based net sales increased by 12.1% on a comparable 13-week basis. Our Missouri Park’s reported net sales increased by $46,818 or 16.1%. Our Missouri Park’s attendance based net sales increased by 16.7% and 7.1%, on a reported and comparable 13-week basis, respectively.

On a comparable 13-week basis for the period ended July 3, 2016, attendance at our Georgia and Missouri Parks’ increased by 9.4% and 12.3%, respectively. We believe increased online ticket sales, higher revenue per guest visit and overall favorable customer perception of our Parks contributed to higher revenues and higher attendance during the three months ended July 3, 2016 as compared to the comparable period in the prior year.

Segment Operating Margin

Our consolidated segment operating margin increased by $152,203, resulting in segment income from operations of $960,053 for the three month period ended July 3, 2016 compared to $807,850 for the three month period ended June 28, 2015. Our Georgia Park’s segment income was $894,443, resulting in an increase of $120,701, principally as a result of higher attendance based net sales, partially offset increased cost of sales. The segment income for our Missouri Park was $65,610, an increase of $31,502, as a result of higher attendance based net sales, partially offset by higher general operating expenses.

Corporate Expenses and Other

Corporate spending decreased by $49,280 to $128,138 during the three month period ended July 3, 2016, primarily as a result of lower legal expenses.

Interest Expense and Other Income

Interest expense, including amortization of loan fees, for the three month period ended July 3, 2016 was $52,144, a decrease of $6,554 compared with the three month period ended June 28, 2015. This decrease is primarily the result of lower average seasonal borrowing, as well as lower term loan borrowing.

Income Taxes

Based on our cumulative net tax operating loss carry-forwards, we do not expect to pay U.S. Federal income taxes for our 2016 fiscal year; therefore, we have not recorded a related tax provision for the three month period ended July 3, 2016. However, we will likely owe Federal alternative minimum tax for our 2016 fiscal year and have recorded a related tax provision of $7,000 for the three month period ended July 3, 2016. We expect to generate income during our 2016 fiscal year, which will be subject to State of Georgia income taxes at a rate of approximately 6%. Accordingly, the Company recorded a tax provision of $43,100 for estimated State of Georgia income taxes for the three month period ended July 3, 2016. For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Income and Income Per Share

During the three month period ended July 3, 2016, we generated net income of $731,649 or $0.01 per basic share and per fully diluted share, compared to a net income of $552,275 or $0.01 per basic share and per fully diluted share, for the three month period ended June 28, 2015, resulting in an increase of $179,374. The primary drivers of the improvement in our net income for the three month period ended July 3, 2016 compared to the comparable 2015 fiscal period were increased operating income for our Georgia Park and our Missouri Park of $120,701 and $31,502, respectively, a reduction in Corporate spending of $49,280 and a $6,554 decrease in interest expense, partially offset by a $28,100 increase in income taxes.

Results of Operations For the Nine Month Period Ended July 3, 2016 as Compared to Nine Month Period Ended June 28, 2015

Our 2016 fiscal year will end on October 2, 2016 and will be comprised of 53 weeks. Our 2015 fiscal year ended on September 27, 2015 and was comprised of 52 weeks. The additional week in our 2016 fiscal year occurred during our first fiscal quarter, causing our reported results of operations for the nine month period ended July 3, 2016 to contain 40 weeks compared to 39 weeks for the nine month period ended June 28, 2015. As such, we will discuss Park attendance based net sales on both a reported, as well as a comparable 40-week, basis for the nine month period ended July 3, 2016 as compared to the prior year.

The following table shows our consolidated and segment operating results for the nine months ended July 3, 2016 and June 28, 2015:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
Total net sales	$2,888,325	$2,356,000	$587,279	$492,793	$3,475,604	$2,848,793
Segment income (loss) from operations	1,366,769	998,864	(95,482)	(146,935)	1,271,287	851,929
Segment operating margin %	47.3%	42.4%	-16.3%	-29.8%	36.6%	29.9%

Corporate expenses					(404,579)	(461,927)
Other income (expense), net					6,000	5,978
Interest expense					(155,569)	(166,083)
Amortization of loan fees					(7,806)	(7,806)
Loss before income taxes					$709,333	$222,091

Total Net Sales

On a reported basis, our total net sales for the nine month period ended July 3, 2016 increased by $626,811, or 22.0%, to $3,475,604 versus the nine month period ended June 28, 2015. On a reported basis, our Parks’ combined attendance based net sales increased by $636,176 or 22.5%, partially offset by a $9,365 decrease in animal sales. On a comparable 40-week basis, our Parks’ combined attendance based net sales increased by $471,586 or 15.8%.

Our Georgia Park’s reported net sales increased by $532,325 or 22.6%. Our Georgia Park’s attendance based net sales increased by 22.5% and 16.5%, on a reported and comparable 40-week basis, respectively. Our Missouri Park’s reported net sales increased by $94,486 or 19.2%, as attendance based net sales increased $105,487, offset by a $11,001 decrease in animal sales. Our Missouri Park’s attendance based net sales increased by 22.5% and 12.6%, on a reported and comparable 40-week basis, respectively.

On a comparable 40-week basis for the period ended July 3, 2016, attendance at our Georgia and Missouri Parks increased by 11.3% and 14.7%, respectively. We believe favorable weather conditions, increased online ticket sales, higher revenue per guest visit and overall favorable customer perception of our Parks contributed to higher revenues and higher attendance during the comparable 40-week period ended July 3, 2016 as compared to the prior year.

Segment Operating Margin

Our consolidated segment operating margin increased by $419,358, resulting in segment income from operations of $1,271,287 for the nine month period ended July 3, 2016 compared to segment income from operations of $851,929 for the nine month period ended June 28, 2015. Our Georgia Park’s segment income was $1,366,769, an increase of $367,905, principally as a result of higher attendance based net sales, partially offset by higher compensation, advertising, insurance and park maintenance expenses, as well as increased cost of sales. The segment loss for our Missouri Park was $95,482, an improvement of $51,453, as higher attendance based net sales were partially offset by higher compensation, depreciation and operating expenses, as well as increased cost of sales, and lower animal sales.

Corporate Expenses and Other

Corporate spending was $404,579 during the nine month period ended July 3, 2016, a decrease of $57,348, primarily as a result of lower legal expenses, partially offset by higher compensation expense.

Interest Expense and Other Income

Interest expense, including amortization of loan fees, for the nine month period ended July 3, 2016 was $163,375, a decrease of $10,514 compared with the nine month period ended June 28, 2015. This decrease is primarily the result of lower average seasonal borrowing, as well as lower term loan borrowing.

Income Taxes

Based on our cumulative net tax operating loss carry-forwards, we do not expect to pay U.S. Federal income taxes for our 2016 fiscal year; therefore, we have not recorded a related tax provision for the nine month period ended July 3, 2016. However, we will likely owe Federal alternative minimum tax for our 2016 fiscal year and have recorded a related tax provision of $7,000 for the nine month period ended July 3, 2016. We expect to generate income during our 2016 fiscal year, which will be subject to State of Georgia income taxes at a rate of approximately 6%. Accordingly, we recorded a tax provision of $48,500 for estimated State of Georgia income taxes for the nine month period ended July 3, 2016. For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Income and Income Per Share

During the nine month period ended July 3, 2016, we generated net income of $653,833 or $0.01 per basic share and per fully diluted share, compared to a net income of $200,091 or $0.00 per basic share and per fully diluted share, for the nine month period ended June 28, 2015, resulting in an increase of $453,742. The primary drivers of the improvement in our net income for the nine month period ended July 3, 2016 compared to the comparable 2015 fiscal period were increased operating income for our Georgia Park and our Missouri Park of $367,905 and $51,453, respectively, a reduction in Corporate spending of $57,348 and a $10,514 decrease in interest expense, partially offset by a $33,500 increase in income taxes.

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

Our working capital was $1.00 million as of July 3, 2016, compared to $444,602 as of September 27, 2015. This increase in working capital reflects strong operating cash flow, partially offset capital expenditures, during the first nine months of our 2016 fiscal year.

Total loan debt, including current maturities, as of July 3, 2016 was $3.39 million compared to $3.48 million as of September 27, 2015. The decrease in total loan debt was a result of scheduled payments against our term loan during the nine month period ended July 3, 2016. Our LOC balance was $0 as of July 3, 2016 and September 27, 2015, respectively.

As of July 3, 2016, we had equity of $4.26 million and total loan debt of $3.39 million, resulting in a debt to equity ratio of 0.80 to 1.0. Our debt to equity ratio was 0.97 to 1.0 as of September 27, 2015.

Operating Activities

Net cash provided by operating activities was $995,075 for the nine month period ended July 3, 2016, compared to $502,236 for the nine month period ended June 28, 2015, an increase of $492,839. The increase in cash provided by operating activities was primarily the result of an increase in our net income.

Investing Activities

Net cash used in investing activities was $277,042 for the nine month period ended July 3, 2016, compared to $868,913 for the nine month period ended June 28, 2015, a decrease of $591,871, primarily driven by a one-time set aside of $456,492 in restricted cash during our 2015 fiscal year and a $142,723 reduction in capital expenditures. On a total year basis, we anticipate 2016 fiscal year capital expenditures to be lower than our 2015 fiscal year by approximately $175,000.

Financing Activities

Net cash used in financing activities was $89,384 for the nine month period ended July 3, 2016, compared to $43,670 for the nine month period ended June 28, 2015, an increase of $45,714, primarily due to the timing of payments on our term loan with CB&T and payments to bring down our slow season borrowings.

Subsequent Events

Effective July 25, 2016, OTC Stock Transfer, Inc. resigned as our stock transfer agent. Effective August 8, 2016, we appointed Action Stock Transfer Corporation as our stock transfer agent.

On July 28, 2016, the Supreme Court of the State of Nevada issued an order affirming the Eighth Judicial District Court’s summary judgment in favor of the Harper Defendants, and affirming $291,269 of their claims for recovery of costs and attorney’s fees. We are in the process of evaluating our options with respect to this ruling, including whether to file a Petition for Rehearing. See “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information on this matter.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Quarterly Report. Our significant accounting policies are set forth in “NOTE 2. SIGNIFICANT ACCOUNTING POLICIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report, which should be reviewed as they are integral to understanding our results of operations and financial position. The Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended September 27, 2015 includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended July 3, 2016 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

In September 2009, we filed an action against our former President and CEO in the Eighth Judicial District Court of the State of Nevada (Parks! America, Inc. vs. Eastland; et al., Case No. 09-A-599668). We brought this action in an attempt to obtain a Temporary Restraining Order and injunctive relief against the Eastland Defendants’ (our former President and CEO Larry Eastland and his related companies) as to the Eastland Defendants attempt to install a new Board of Directors for the Company. The Temporary Restraining Order was granted, as was the Preliminary Injunction.

In June 2012, we amended our complaint against the Eastland Defendants to, among other things, add new claims for relief, as well as join as defendants, Stanley Harper and Computer Contact Service, Inc., an entity controlled by Mr. Harper (together the “Harper Defendants”) for breaches of contract and fiduciary duty with regard to the Company’s purchase of TempSERV on September 30, 2007 and its subsequent re-conveyance of TempSERV to Computer Contact Service, Inc. as of January 1, 2009. We are seeking damages in excess of $1.8 million.

Discovery was conducted on the claims between the parties, after which the Harper Defendants filed for summary judgment asking that the claims against them be dismissed. After briefing and argument, the Court granted summary judgment in favor of the Harper Defendants. Because one of the contracts involved had a provision for legal fees, the Harper Defendants also filed a motion for legal fees and costs. On October 24, 2014, the Court ordered us to pay approximately $304,328 in costs and attorney’s fees to the Harper Defendants. We recorded a liability for this award during the fourth quarter of our 2014 fiscal year. As further detailed in “NOTE 3. RESTRICTED CASH” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report, as of February 5, 2015, we were required to post a security in the amount of 150% of the award, or $456,492.

We appealed the summary judgment orders and the award of costs and attorney’s fees. On July 28, 2016, the Supreme Court of the State of Nevada issued an order affirming the Eighth Judicial District Court’s summary judgment ruling in favor of the Harper Defendants and reducing the award of costs and attorney’s fees in favor of the Harper Defendants to $291,269. We are in the process of evaluating our options with respect to this ruling, including whether to file a Petition for Rehearing.

The remainder of the District Court case against the Eastland Defendants has been stayed pending the result of the appeal. We intend to proceed with our case against the Eastland Defendants regardless of the result of the appeal. If the summary judgment decisions are reversed upon rehearing, we will proceed against both the Eastland Defendants and the Harper Defendants in the District Court Action.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Employment Contract Between Dale Van Voorhis and Parks! America, Inc. Dated as of June 1, 2016.
31.1	Certification by Chief Executive Officer as required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer as required by Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

August 10, 2016	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer (Principal Executive Officer)