Form 10-K
period 2016-10-02
PARKS AMERICA, INC
filed 2016-12-15
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes      .No  X .

The aggregate market value of the issued and outstanding stock held by non-affiliates of the registrant, based upon the most recent sale of the Company's common stock at a price of $0.110 per share, was approximately $2,565,000. For purposes of the above statement only, all directors, executive officers and 10% stockholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of December 12, 2016, the issuer had 74,531,537 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 2, 2016

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

Our Parks are open year round but experience increased seasonal attendance, typically beginning in the latter half of March through early September. On a combined basis, net sales for the third and fourth quarter of our last two fiscal years represented approximately 67% to 72% of annual net sales.

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

In addition to the animal environments, our Georgia Park contains a gift shop, a restaurant and ice cream parlor, an arcade, a picnic and group recreation area, lakes and a pavilion. We sell food and beverages in our restaurant, and gift items from the gift shop, including shirts and hats, specialty items, educational books and toys about animals of the world, other toys, authentic gifts from various continents (e.g. ostrich eggs, hides and skins) and other family oriented items.

Wild Animal – Georgia’s revenues are primarily derived from admission fees, food and beverage sales, gift shop and specialty item sales, sales of animal food and vehicle rentals at our Georgia Park. Management’s plans to grow revenues at our Georgia Park include ongoing improvements to existing facilities, making the Park more attractive to visitors and development of unused acreage surrounding the Park.

A majority of Wild Animal – Georgia’s animals are born in our Georgia Park and the animals we acquire are generally purchased domestically. We rarely import animals. Auctions and sales of animals across the United States occur often and we may acquire animals in these auctions if we see an opportunity to enhance our Parks. Due to natural breeding, the animal population in our Georgia Park has grown in recent years. From time to time, we sell animals born in the Park, and these proceeds are recorded as revenue. The Company had no accounts receivable from animal sales as of October 2, 2016 and September 27, 2015, respectively.

Food and beverages are purchased locally, although the main products and ingredients for the Noble Roman’s Pizza and Tuscano’s Subs are purchased from the national franchising company. Effective June 21, 2015, we renewed our rights to own and operate Noble Roman’s Pizza and Tuscano’s Italian Subs food franchises at our Georgia Park through June 20, 2020. The Company pays the franchisor a royalty of 7.0% on applicable gross product sales.

Wild Animal, Inc. – Our Missouri Park

Wild Animal – Missouri purchased our Missouri Park as of March 5, 2008. Our Missouri Park is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and 45 miles north of Branson. Our Missouri Park is a drive-through wild animal park with five-mile course permitting access to approximately 600 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout the natural habitat. Visitors are able to observe, photograph and feed the animals along the paved roads that run throughout the drive-through section of our Missouri Parks’ natural habitat area. Some animals are contained in special fenced-in areas within natural habitats and other animals are located in a more traditional zoo-like atmosphere. In addition, our Missouri Park offers a gift shop, a food and beverage area and a petting zoo. During our 2013 fiscal year, we opened a reptile house within the more traditional zoo-like area of our Missouri Park, featuring reptiles from several continents. During our 2015 fiscal year, we completed the installation of five amusement park “kiddie” rides at our Missouri Park. These rides are targeted toward families with children between the ages of three and twelve years old.

Employees

Our Georgia Park has approximately 14 full-time employees. During our Georgia Park’s prime attendance season, which typically begins in the latter half of March and extends through early September, we generally engage up to 14 additional seasonal employees. Our Missouri Park has six year-round employees and has engaged up to 10 additional seasonal employees during the peak season. We also engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good. Parks! America has three officers who oversee the strategy of the Company, the operations of our Parks, as well as the overall financial activities, controls and reporting for the Company and each individual Park.

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

Not applicable

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

Wild Animal, Inc. – Our Missouri Park

Wild Animal – Missouri owns and operates our Missouri Park in Strafford, Missouri. Our Missouri Park is situated on 255 acres of land located 12 miles east of Springfield and 45 miles north of Branson. Our Missouri Park is a drive-through wild animal park with a five-mile course permitting access to approximately 600 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout the natural habitat. Visitors are able to observe, photograph and feed the animals along the paved roads that run throughout the drive-through section of our Missouri Parks’ natural habitat area. Some animals are contained in special fenced-in areas within natural habitats. Other animals are located in a more traditional zoo-like atmosphere. In addition, our Missouri Park offers a gift shop, a food and beverage area and a petting zoo. During the 2013 fiscal year we opened a reptile house within the more traditional zoo-like area of our Missouri Park, featuring reptiles from several continents. During our 2015 fiscal year, we completed the installation of five amusement park “kiddie” rides at our Missouri Park.

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

In June 2012, we amended our complaint against the Eastland Defendants to, among other things, add new claims for relief, as well as join Stanley Harper and Computer Contact Service, Inc., an entity controlled by Mr. Harper (collectively, the “Harper Defendants”) as defendants. In the First Amended Complaint, we sought to recover damages for, among other things, breaches of contract and fiduciary duty with regard to the Company’s purchase of TempSERV on September 30, 2007 and its subsequent re-conveyance of TempSERV to Computer Contact Service, Inc. as of January 1, 2009. Pursuant to the claims set forth in the First Amended Complaint, the Company was seeking damages in excess of $1.8 million against the Eastland Defendants and the Harper Defendants.

Discovery was conducted on the claims between the parties, after which the Harper Defendants filed a Motion for Summary Judgment asking that the claims against them be dismissed and that the claims asserted by the Harper Defendants against the Company be granted. After briefing and argument, the Court granted summary judgment in favor of the Harper Defendants. Because one of the contracts at issue contained a legal fee provision, the Harper Defendants filed a motion seeking to recover legal fees and costs. On October 24, 2014, the Court granted the Harper Defendants’ motion in part and ordered the Company to pay $304,328 in costs and attorney’s fees to the Harper Defendants.

We appealed the summary judgment orders and the award of costs and attorney’s fees. On July 28, 2016, the Supreme Court of the State of Nevada issued an order mostly affirming the Eighth Judicial District Court’s summary judgment rulings and award of attorney’s fees and costs in favor of the Harper Defendants. After exhausting our options to further pursue our action against the Harper Defendants, we reached a final settlement with the Harper Defendants totaling $372,416, inclusive of additional attorney’s fees, costs and interest, which was paid on November 8, 2016.

The portion of our District Court action against the Eastland Defendants remains pending. On September 15, 2016, we filed an Application for Ex Parte Temporary Restraining Order with Notice and Motion for Preliminary Injunction or, alternatively, Application for Pre-Judgment Writ of Attachment, seeking to prevent Larry Eastland and/or Global Public Strategies, Ltd. (“GPS”), a foreign entity believed by us to be controlled by Larry Eastland, from transferring the approximately 10 million shares of our stock believed to be held by GPS to a third party. On September 21, 2016, we obtained a Temporary Restraining Order, enjoining Larry Eastland and GPS from transferring any shares of the Company’s stock. The parties were before the Court on November 22, 2016 for an evidentiary hearing as to the true ownership of the GPS stock as part of the Company’s Motion for Preliminary Injunction or, alternatively, Application for Pre-Judgment Writ of Attachment. Following the evidentiary hearing, the Court issued minutes denying our motion and lifting the Temporary Restraining Order, holding that the Court cannot enjoin GPS, a non-party, from selling the shares of our stock that it currently holds. A final order on that decision is pending, but has not yet been issued by the District Court. We are our considering our options as to the denial of a preliminary injunction regarding the GPS stock.

We intend to proceed with our claims against the Eastland Defendants. At this time, the Eastland Defendants are not asserting any separate claims against the Company.

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

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTCPink under the symbol "PRKA". The table below sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on the OTCPink. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits. As of October 2, 2016, there were 74,531,537 shares outstanding held by approximately 3,200 stockholders of record. The number of stockholders of record does not reflect shares held beneficially or those shares held in "street" name.

		High	Low
2016	First Quarter	$0.058	$0.037
	Second Quarter	$0.105	$0.054
	Third Quarter	$0.088	$0.070
	Fourth Quarter	$0.102	$0.082
2015	First Quarter	$0.070	$0.029
	Second Quarter	$0.063	$0.030
	Third Quarter	$0.070	$0.045
	Fourth Quarter	$0.070	$0.041

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our consolidated financial statements for the year ended October 2, 2016 provided in this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

Our Parks are open year round but experience increased seasonal attendance, typically beginning in the latter half of March through early September. On a combined basis, net sales for the third and fourth quarter of our last two fiscal years represented approximately 67% to 72% of annual net sales.

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

On January 9, 2013, we completed a $3,752,000 loan transaction (the “Refinancing Loan”), the proceeds of which were used primarily to refinance the Company’s then-outstanding debt and fund $230,000 of new construction and renovations at our Parks. Over the last four fiscal years, the Refinancing Loan lowered our annual debt service payments by approximately $170,000, freeing up cash flow to fund operations and capital improvements at our Parks.

Our income from operations and operating cash flow have improved significantly over the past two fiscal years. These improvements are primarily attributable to a combination of increased attendance revenues and strong operating cost controls. The Refinancing Loan has also provided us with incremental cash flow margin. However, our current size and operating model leave us little room for error. Any future capital raised by us is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, us may not be sufficient to fund our capital and liquidity needs for the near-term.

Consolidated and Segment Results of Operations For the Year Ended October 2, 2016 as Compared to the Year Ended September 27, 2015

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

Our 2016 fiscal year ended on October 2, 2016 and was comprised of 53-weeks. Our 2015 fiscal year ended on September 27, 2015 and was comprised of 52-weeks. As such, we will discuss Park attendance based net sales on both a reported, as well as a comparable 53-week, basis for the year ended October 2, 2016 as compared to the prior year.

The following table shows our consolidated and segment operating results for the years ended October 2, 2016 and September 27, 2015:

	Georgia Park		Missouri Park		Consolidated
	2016	2015	2016	2015	2016	2015
Total net sales	$ 4,036,873	$ 3,479,502	$ 989,562	$ 899,654	$ 5,026,435	$ 4,379,156
Segment income (loss) from operations	2,038,176	1,571,626	5,629	(94,036)	2,043,805	1,477,590
Segment operating margin %	50.5%	45.2%	0.6%	-10.5%	40.7%	33.7%

Corporate expenses					(559,739)	(584,168)
Judgment award					(68,088)	-
Other income (expense), net					9,350	8,435
Interest expense					(204,087)	(216,350)
Amortization of loan fees					(10,408)	(10,408)
Income before income taxes					$ 1,210,833	$ 675,099

Total Net Sales

The Company’s total net sales for the year ended October 2, 2016 increased by $647,279, or 14.8%, to $5,026,435 versus the year ended September 27, 2015. On a reported basis, our Parks’ combined attendance based net sales increased by $624,606 or 14.4%, while animal sales increased by $22,673. On a comparable 53-week basis, our Parks’ combined attendance based net sales increased by $592,857 or 13.6%.

Our Georgia Park’s reported net sales increased by $557,371 or 16.0%. Our Georgia Park’s attendance based net sales increased by 15.1% and 14.4%, on a reported and comparable 53-week basis, respectively. Our Missouri Park’s reported net sales increased by $89,908 or 10.0%. Our Missouri Park’s attendance based net sales increased by 11.5% and 10.2%, on a reported and comparable 53-week basis, respectively.

On a comparable 53-week basis for period ended October 2, 2016, attendance at our Georgia and Missouri Parks increased by 6.3% and 14.4%, respectively. We believe favorable weather conditions, increased online ticket sales, higher revenue per guest visit and overall favorable customer perception of our Parks contributed to higher revenues and higher attendance during the comparable 53-week period ended October 2, 2016 as compared to the prior year.

Segment Operating Margin

Our consolidated segment operating margin increased by $566,215, resulting in segment income from operations of $2,043,805 for the year ended October 2, 2016 compared to segment income from operations of $1,477,590 for the year ended September 27, 2015. Our Georgia Park’s segment income was $2,038,176, an increase of $466,550, principally as a result of higher attendance based net sales, partially offset by higher compensation, advertising, insurance and park maintenance expenses, as well as increased cost of sales. Segment income for our Missouri Park was $5,629, an improvement of $99,665, as higher attendance based net sales and lower cost of sales were partially offset by higher compensation and depreciation expenses, as well as lower animal sales.

Corporate Expenses

Corporate spending decreased by $24,429 during the year ended October 2, 2016, primarily as a result of lower legal expenses, partially offset by higher compensation expense.

Judgment Award

On July 28, 2016, the Supreme Court of the State of Nevada issued an order mostly affirming the Eighth Judicial District Court’s summary judgment in favor of the Harper Defendants, and affirming most of their claims for recovery of costs and attorney’s fees. After exhausting our options to further pursue our action against the Harper Defendants, effective November 2, 2016, we agreed to pay the Harper Defendants $372,416, in part to cover costs and attorney’s fees during the appeal process, resulting in an additional charge of $68,088 for our year ended October 2, 2016. See “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on this matter.

Other Income and Interest Expense

Other income, net increased by $915 to $9,350 for the year ended October 2, 2016.

Interest expense, including amortization of loan fees, was $214,495 for the year ended October 2, 2016, a decrease of $12,263, primarily as a result of lower average seasonal borrowing, as well as lower term loan borrowing.

Income Taxes

Based on our cumulative net tax operating loss carry-forwards, we do not expect to pay regular U.S. Federal income taxes for our 2016 fiscal year; however, we estimate we will owe approximately $14,400 in Federal alternative minimum tax for our 2016 fiscal year, compared to $5,000 for our 2015 fiscal year. For the fiscal years ended October 2, 2016 and September 27, 2015, we recorded State of Georgia income tax provisions of $72,000 and $45,500, respectively.

Our 2016 fiscal year income tax provision also includes a $650,503 net benefit for the release of the valuation allowance previously carried against our Federal income tax net operating loss carry-forwards. Based on the taxable income we have generated in the past three fiscal years’ and our current expectations for future Federal taxable income, we believe the uncertainties related to our ability to utilize these deferred tax assets before they expire have been substantially removed as of October 2, 2016. In addition, our 2016 fiscal year tax provision includes a deferred tax benefit of $126,621 associated with the summary judgment payment.

For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Net Income and Income Per Share

Our net income for the year ended October 2, 2016 was $1,901,557 or $0.03 per basic share and per fully diluted share, an increase of $1,276,958 as compared with a net income of $624,599 or $0.01 per basic share and per fully diluted share, for the year ended September 27, 2015.

Excluding the impact of the $68,088 charge for the judgment award and net deferred income tax related benefits totaling $777,124, our net income for the year ended October 2, 2016 would have been $1,192,521 resulting in an increase of $567,922 compared to the year ended September 27, 2015. This improvement in net income is primarily the result of an increase in the operating margin of our Georgia and Missouri Parks’ of $466,550 and $99,665, respectively, a $24,429 reduction in corporate spending and a $12,263 decrease in interest expense, partially offset by a $35,900 increase in income taxes.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Our slow season starts after Labor Day in September and runs until Spring Break, which typically begins in the latter half of March. During these two fiscal quarters we have historically experienced negative cash flow from operations, requiring us to borrow to fund operations and prepare the Parks for the busy season during the third and fourth quarters of our fiscal year. Our 2016 and 2015 fiscal years our seasonal borrowing needs were supported by our Commercial Bank & Trust Company of Troup County (“CB&T”) line of credit (“LOC”). During our 2015 fiscal year, two members of our Board of Directors also provided us with seasonal loan facilities, on the same terms and conditions as our LOC with CB&T.

Our principal source of income and operating cash flow is from Park attendance revenues. We believe that our performance has improved to the point that cash flow from operations will be sufficient to fund operations, make debt-service payments and spend modestly on capital improvements in the near-term. During the next twelve months, management will focus on increasing Park attendance revenues. Any slowdown in revenue or unusual capital outlays may require us to seek additional capital.

Our working capital was $1,391,628 as of October 2, 2016 compared to $444,602 as of September 27, 2015. This improvement in working capital is primarily the result of cash provided by operating activities during our 2016 fiscal year.

Our total debt, including current maturities, as of October 2, 2016 was $3.37 million compared to $3.48 million as of September 27, 2015, as decrease of $116,661 as a result of principal payments on our Refinancing Loan from CB&T. There were no borrowings on our CB&T LOC or other seasonal borrowing arrangements as of October 2, 2016 and September 27, 2015, respectively.

As of October 2, 2016 we had stockholders’ equity of $5.51 million and total debt of $3.37 million, resulting in a debt to equity ratio of 0.61 to 1.0, compared to 0.97 to 1.0 as of September 27, 2015.

Operating Activities

Net cash provided by operating activities was $1.46 million and $1.05 million, for our 2016 and 2015 fiscal years, respectively. The resulting $412,152 increase was primarily the result of an increase in our net income, principally due to higher attendance revenues at our Georgia and Missouri Parks, partially offset by higher operating expenses.

Investing Activities

During our 2016 fiscal year, we spent $431,078 on capital improvements at our Parks, compared to $589,224 spent on capital improvements during our 2015 fiscal year. Proceeds from the disposition of property and equipment were $4,087 during our 2016 fiscal year, compared to $7,344 during our 2015 fiscal year.

For our Georgia Park, 2016 fiscal year spending on property and equipment included improvements and additions to animal shelters and exhibits, improvements to the drive-through roads, additions to our park maintenance equipment and spending on annual requirements for our rental vehicle fleet, as well as various animal acquisitions. For our Missouri Park, 2016 fiscal year spending on property and equipment included ground improvements in the walk about section of the Park and to drive-through roads, improvements to several animal shelters and exhibits, additions to our park maintenance equipment, as well as various animal acquisitions.

For our Georgia Park, 2015 fiscal year spending on property and equipment included annual requirements for our rental vehicle fleet, improvements to drive-through roads, a major upgrade to our restrooms, improvements to various animal exhibits and shelters, as well as various animal acquisitions. For our Missouri Park, 2015 fiscal year spending on property and equipment included the acquisition, installation and ground improvements for five amusement park “kiddie” rides, three new animal shelters in our drive-through section, a new big cat pen in our walk-about section, expansion of our Giraffe barn, various other ground and fencing improvements, and several animal acquisitions.

As detailed in “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, on October 24, 2014, we were ordered by the Eighth Judicial District Court of the State of Nevada to pay $304,328 in legal fees and costs to certain defendants related to certain legal proceedings. As of February 5, 2015, we were required to post a security in the amount of 150%, or $456,492, of the judgment during our appeal of the summary judgment and award of costs. Subsequent to October 2, 2016, we exhausted our appeal options with respect to this ruling and on November 8, 2016, we paid out $372,416 in restricted cash. The balance of the previously restricted funds of approximately $79,300 was returned to the Company on November 17, 2016.

Financing Activities

During our 2016 fiscal year, we used $116,661 of cash in financing activities, compared to $111,555 of cash used in financing activities during our 2015 fiscal year. In both years, net cash used in financing activities was to make principal payments on our Refinancing Loan with CB&T. All seasonal borrowings during our 2016 and 2015 fiscal years were repaid by fiscal year end.

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

We maintain a $350,000 line of credit (the “LOC”) loan from CB&T for seasonal working capital needs. This LOC has an initial term of seven years, expiring on January 8, 2020, subject to the satisfactory performance by the Company. The LOC interest rate is tied to the prime rate, and was 5.50% as of October 2, 2016. The LOC was not utilized as of October 2, 2016 and September 27, 2015, respectively.

During the Company’s 2015 fiscal year, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans were made on the same terms and conditions as the LOC with CB&T. As of October 2, 2016 and September 27, 2015, respectively, there was no outstanding balance against these Director loans.

Subsequent Events

As detailed in “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, on October 24, 2014, we were ordered by the Eighth Judicial District Court of the State of Nevada to pay $304,328 in legal fees and costs to certain defendants related to certain legal proceedings. As of February 5, 2015, we were required to post a security in the amount of 150%, or $456,492, of the judgment during our appeal of the summary judgment and award of costs. Subsequent October 2, 2016, we exhausted our appeal options with respect to this ruling and on November 8, 2016, we paid out $372,416 in restricted cash. The balance of the previously restricted funds of approximately $79,300 was returned to the Company on November 17, 2016.

On December 8, 2016, one of our Directors received an e-mail from a shareholder of the Company threatening a class action against the Company, the basis for which was unclear. The threat included a statement that the action would seek $2.5 million in damages. The Company denies any wrongdoing but is unable to respond more specifically without information as to the basis of the potential claim.

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

Long-lived Assets, including Property and Equipment

Property and equipment are stated at cost. Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the assets. Repairs and maintenance are charged to expense as incurred. Depreciation of property and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the respective assets. We make subjective assessments as to these useful lives for purposes of determining the amount of depreciation to record annually with respect to our investments in property and equipment. These assessments have a direct impact on our net income or loss, as a change in the estimated useful economic lives of our investments in property and equipment would increase or decrease depreciation expense, thereby decreasing or increasing net income or loss. We review long-lived assets whenever circumstances change such that the recorded value of an asset may not be recoverable and therefore impaired.

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

Significant judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We record deferred tax assets, primarily resulting from net operating loss carry-forwards, to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. In the event we determine it is more likely than not we will not realize our deferred tax assets we establish a valuation allowance. During the year ended October 2, 2016, we determined that a valuation allowance was no longer appropriate for our Federal net operating loss carry-forwards as the uncertainties related to our ability to utilize these deferred tax assets before they expire have been substantially reduced, making it more likely than not we will fully realize the related future tax benefit.

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

None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related notes are set forth at pages F-1 through F-15.

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

On and effective as of August 28, 2015, the Company engaged Tama, Budaj & Raab, PC (“TBR”) as its independent registered accounting firm. The Registrant’s principal executive officer and principal financial officer have determined that this change in accounting firms had no material effect on the Registrant’s internal control over financial reporting. There have been no disagreements with TBR regarding accounting procedures or financial disclosures.

There have been no disagreements with independent accountants regarding accounting procedures or financial disclosures.

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

Management based its assessment of the Company’s internal control over financial reporting on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting are effective as of October 2, 2016.

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as of October 2, 2016.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Dale Van Voorhis	75	Chief Executive Officer and Director
Jim Meikle	75	Chief Operating Officer and Director
Todd R. White	54	Chief Financial Officer and Director
Jeff Lococo	59	Secretary and Director
Christopher Eastland	44	Director
Charles Kohnen	49	Director

Dale Van Voorhis

Dale Van Voorhis was appointed as our Chief Executive Officer on January 27, 2011. Mr. Van Voorhis was re-appointed to our Board of Directors on March 13, 2009, and served as the Company’s Chief Operating Officer from March 28, 2009 until January 27, 2011. Mr. Van Voorhis previously served the Company in various management and board of director roles from December 2003 through December 2006. In addition, Mr. Van Voorhis has been the President of Amusement Business Consultants, Inc., an amusement industry consulting company, since its inception in 1994. Mr. Van Voorhis was President and CEO of Funtime Parks Inc. (“Funtime”) from 1982 until 1994. Funtime consisted of three parks in New York and Ohio and they generated total attendance of 2.6 million visitors in 1993. Funtime sold the three parks for $60 million in 1994. Mr. Van Voorhis has over 40 years of experience in the amusement/entertainment industry.

James Meikle

James Meikle was appointed Chief Operating Officer on January 27, 2011 and has been a Director of the Company since May 2006. He also is President of Wild Animal – Georgia and Wild Animal – Missouri, our wholly owned subsidiaries. Since 1994, Mr. Meikle has served as Vice President of Amusement Business Consultants, Inc., an entertainment industry consulting company based in Ohio. Since 1994, Mr. Meikle has also been the owner of Turk-Meikle Construction, Inc., a general contracting business in Ohio. Mr. Meikle has worked in the amusement/entertainment industry for over 45 years, with experience in various management operations positions, including at Cedar Point, Inc. and Funtime.

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

Jeffery Lococo

Jeffery Lococo was appointed Secretary of the Company on January 27, 2011 and has been a Director of the Company since May 2006. Mr. Lococo is President of Lococo Company LLC., an industry leading consulting firm in the amusement and resort industry segment. Mr. Lococo began his career with the Marriott Corporation theme park division, and progressed through middle management to General Manager level in 1990 with Funtime. From 1994 to 2000, Mr. Lococo held various executive vice president level positions with Six Flags Inc. Mr. Lococo joined Great Wolf Resorts Inc. in March of 2000 as General Manager of Great Wolf Lodge Sandusky, Ohio, and in 2005, was promoted to Corporate Vice President of Resort Operations for all Great Wolf Lodge Resorts. Mr. Lococo has over 35 years of experience in the theme/water park, entertainment and hospitality industry.

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

Audit Committee

Our Audit Committee is responsible for: (1) overseeing the accounting and financial reporting processes of the Company, including the audits of the Company’s consolidated financial statements; (2) appointing, compensating and overseeing the work of the independent registered public accounting firm employed by the Company; (3) assisting the Board in its oversight of: (a) the integrity of the Company’s consolidated financial statements, (b) the independent registered public accounting firm’s qualifications and independence; and (4) undertaking the other matters required by applicable rules and regulations of the SEC. Our Audit Committee is comprised of four directors, Charles Kohnen, Jeffery Lococo, James Meikle and Dale Van Voorhis. The Board has determined that Dale Van Voorhis qualifies as an “audit committee financial expert” as that term is defined in the applicable SEC Rules.

Our Audit Committee met once in the twelve-month period ended October 2, 2016.

Compensation Committee

Our Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. The Compensation Committee is composed of three Directors, Charles Kohnen, Christopher Eastland and Jeffery Lococo.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, for the years ended October 2, 2016, September 27, 2015 and September 28, 2014.

Name & Principal	Year(1)	Salary	Bonus	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Position		($)	($)	($)	($)	($)	($)	($)	($)

James Meikle	2016	135,000	15,000	1,375	-	-	-	-	151,375
President - Wild Animal Safari, Inc.	2015	135,000	10,000	750	-	-	-	-	145,750
and Wild Animal, Inc., Director and	2014	135,000	-	625	-	-	-	-	135,625
Chief Operating Officer - Parks! America

Dale Van Voorhis	2016	90,000	7,500	1,375	-	-	-	-	98,875
Chief Executive Officer and	2015	90,000	-	750	-	-	-	-	90,750
Director - Parks! America	2014	80,000	-	625	-	-	-	-	80,625

Todd R. White	2016	60,000	7,500	1,375	-	-	-	-	68,875
Chief Financial Officer and	2015	57,500	-	750	-	-	-	-	58,250
Director - Parks! America	2014	50,000	10,000	-	-	-	-	-	60,000

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended October 2, 2016.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	Shares/($)	($)	($)	($)	($)	($)
Dale Van Voorhis	--	25,000	--	--	--	--	$1,375
		($1,375)

James Meikle	--	25,000	--	--	--	--	$1,375
		($1,375)

Christopher Eastland	--	25,000	--	--	--	--	$1,375
		($1,375)

Jeff Lococo	--	25,000	--	--	--	--	$1,375
		($1,375)

Charles Kohnen	--	25,000	--	--	--	--	$1,375
		($1,375)

Todd R. White	--	25,000	--	--	--	--	$1,375
		($1,375)

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

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of December 12, 2016. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. The address of each beneficial owner is care of Parks! America, Inc., 1300 Oak Grove Road, Pine Mountain, GA 31822, unless otherwise set forth below that person's name.

Name of Beneficial Owner	Number of Shares Owned	Percent (1)	Title
Dale Van Voorhis	14,625,000	19.7%	Chief Executive Officer and Director

James Meikle	4,360,000	5.8%	Chief Operating Officer and Director

Todd R. White (2)	835,350	1.1%	Chief Financial Officer and Director

Charles Kohnen (3)	20,530,000	27.5%	Director

Christopher Eastland (4)	475,000	0.6%	Director

Jeffrey Lococo	300,000	0.4%	Secretary and Director

Global Public Strategies LTD (5)	10,020,000	13.4%
Central Plaza, Suite 4703
18 Harbour Road Wanchai
Hong Kong

(1)

Based upon shares of common stock issued and outstanding as of December 12, 2016, except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding.

(2)

410,350 of the Company’s shares owned by Mr. White are held jointly with his spouse.

(3)

14,805,000 of the Company’s shares owned by Mr. Kohnen are held jointly with his spouse.

(4)

100,000 of the Company’s shares owned by Mr. Eastland are held in the name of his spouse.

(5)

Based on the Company’s review of prior public filings, the Company believes that Global Public Strategies LTD is owned and controlled by Larry Eastland, former director, president and chief executive officer of the Company and the father of Christopher Eastland, a member of the Company’s Board of Directors.

Officers, directors and their controlled entities, as a group, controlled approximately 55.2% of the outstanding common stock of the Company as of December 12, 2016.

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

During the Company’s 2015 fiscal year, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans were made on the same terms and conditions as the LOC with CB&T. As of October 2, 2016 and September 27, 2015, respectively, there were no outstanding balances against these Director loans.

Director Independence

Of the members of the Company’s Board of Directors, Chris Eastland, Charles Kohnen and Jeffrey Lococo are considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual (note, our common shares are not currently listed on NASDAQ or any other national securities exchange, and this reference is used for definitional purposes only).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Tama, Budaj & Raab, P.C., Certified Public Accountants (“TBR”), our independent registered public accounting firm, and our prior independent register public accounting firm (for the first three quarterly reviews of our 2015 fiscal year) for the audit and quarterly reviews of our financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended October 2, 2016 and September 27, 2015 were approximately $36,000 and $39,000, respectively.

Tax Fees

The aggregate fees billed by TBR, our independent registered public accounting firm, for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended October 2, 2016 and September 27, 2015 were approximately $6,000 and $7,000, respectively.

All Other Fees

No other fees were billed by our independent registered public accounting firms for the fiscal years ended October 2, 2016 and September 27, 2015.

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

21.1

Subsidiaries of the Registrant.

23.1

Consent of Tama, Budaj & Raab, PC Certified Public Accountants dated December 14, 2016.

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

December 15, 2016 by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

By: /s/ Dale Van Voorhis

       Dale Van Voorhis

       Chief Executive Officer and Director

       (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Dale Van Voorhis
Dale Van Voorhis	Chief Executive Officer and Director (Principal Executive Officer)	December 15, 2016

By: /s/ Christopher Eastland
Christopher Eastland	Director	December 15, 2016

By: /s/ Charles Kohnen
Charles Kohnen	Director	December 15, 2016

By: /s/ Jeffery Lococo
Jeffery Lococo	Director	December 15, 2016

By: /s/ James Meikle
James Meikle	Director	December 15, 2016

By: /s/ Todd R. White
Todd R. White	Chief Financial Officer and Director (Principal Financial Officer)	December 15, 2016

ITEM 8

PARKS! AMERICA, INC. and SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

__________

Tama, Budaj & Raab P.C. Certified Public Accountants

Phone (248) 626-3800

32783 Middlebelt Rd

Farmington Hills, MI 48334

www.tbrcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Parks! America, Inc.

Pine Mountain, Georgia

We have audited the accompanying consolidated balance sheets of Parks! America, Inc. and Subsidiaries as of October 2, 2016 and September 27, 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. Parks! America, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parks! America, Inc. and Subsidiaries as of October 2, 2016 and September 27, 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Tama, Budaj & Raab, P.C.

Tama, Budaj & Raab, P.C.

Farmington Hills, Michigan

December 14, 2016

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of October 2, 2016 and September 27, 2015

	October 2, 2016	September 27, 2015
ASSETS
Cash – unrestricted	$1,482,777	$563,096
Cash – restricted (Note 3)	456,492	456,492
Inventory	107,573	139,324
Prepaid expenses	87,760	87,633
Total current assets	2,134,602	1,246,545

Property and equipment, net	6,432,897	6,362,790
Intangible assets, net	151,252	158,661
Deferred tax asset	777,124	-
Other assets	8,500	8,500
Total assets	$9,504,375	$7,776,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$24,106	$141,404
Other current liabilities	231,392	247,449
Accrued judgment award (Note 9)	372,416	304,328
Current maturities of long-term debt	115,060	108,762
Total current liabilities	742,974	801,943

Long-term debt	3,251,447	3,374,406
Total liabilities	3,994,421	4,176,349

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 74,531,537 and 74,381,537 shares issued and outstanding, respectively	74,531	74,381
Capital in excess of par	4,809,606	4,801,506
Treasury stock	(3,250)	(3,250)
Retained earnings (accumulated deficit)	629,067	(1,272,490)
Total stockholders’ equity	5,509,954	3,600,147
Total liabilities and stockholders’ equity	$9,504,375	$7,776,496

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended October 2, 2016 and September 27, 2015

	For the year ended
	October 2, 2016	September 27, 2015
Net sales	$4,964,193	$4,339,587
Sale of animals	62,242	39,569
Total net sales	5,026,435	4,379,156

Cost of sales	542,936	531,485
Selling, general and administrative	2,645,548	2,617,289
Judgment award	68,088	-
Depreciation and amortization	342,008	326,399
(Gain) loss on disposal of operating assets, net	11,877	10,561
Income from operations	1,415,978	893,422

Other income (expense), net	9,350	8,435
Interest expense	(204,087)	(216,350)
Amortization of loan fees	(10,408)	(10,408)
Income before income taxes	1,210,833	675,099

Income tax provision	(690,724)	50,500
Net income	$1,901,557	$624,599

Income per share - basic and diluted	$0.03	$0.01

Weighted average shares
outstanding (in 000's) - basic and diluted	74,499	74,348

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended October 2, 2016 and September 27, 2015

					Retained
			Capital in		Earnings
			Excess	Treasury	(Accumulated
	Shares	Amount	of Par	Stock	Deficit)	Total
Balance at September 28, 2014	74,231,537	$74,231	$4,797,006	$(3,250)	$(1,897,089)	$2,970,898
Issuance of common stock to Directors	150,000	150	4,500	-	-	4,650
Net income for the year ended September 27, 2015	-	-	-	-	624,599	624,599
Balance at September 27, 2015	74,381,537	74,381	4,801,506	(3,250)	(1,272,490)	3,600,147
Issuance of common stock to Directors	150,000	150	8,100	-	-	8,250
Net income for the year ended October 2, 2016	-	-	-	-	1,901,557	1,901,557
Balance at October 2, 2016	74,531,537	$74,531	$4,809,606	$(3,250)	$ 629,067	$5,509,954

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended October 2, 2016 and September 27, 2015

	For the year ended
	October 2, 2016	September 27, 2015
OPERATING ACTIVITIES:
Net income	$1,901,557	$624,599
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization expense	342,008	326,399
Amortization of loan fees	10,408	10,408
(Gain) loss on disposal of assets	11,877	10,561
Stock-based compensation	8,250	4,650
Deferred taxes	(777,124)	-
Changes in assets and liabilities
(Increase) decrease in inventory	31,751	(2,990)
(Increase) decrease in prepaid expenses	(127)	266
Increase (decrease) in accounts payable	(117,298)	22,881
Increase (decrease) in other current liabilities	(16,057)	54,407
Increase (decrease) in accrued judgment under appeal	68,088	-
Net cash provided by operating activities	1,463,333	1,051,181

INVESTING ACTIVITIES:
Acquisition of property and equipment	(431,078)	(589,224)
Proceeds from the disposition of property and equipment	4,087	7,344
(Increase) decrease in restricted cash	-	(456,492)
Net cash used in investing activities	(426,991)	(1,038,372)

FINANCING ACTIVITIES:
Proceeds from lines of credit and related party borrowings	220,000	550,000
Repayment of lines of credit and related party borrowings	(220,000)	(550,000)
Payments on notes payable	(116,661)	(111,555)
Net cash used in financing activities	(116,661)	(111,555)

Net increase (decrease) in cash	919,681	(98,746)
Cash at beginning of period	563,096	661,842
Cash at end of period	$1,482,777	$563,096

Supplemental Cash Flow Information:
Cash paid for interest	$201,972	$210,766
Cash paid for income taxes	$88,505	$14,409

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2016

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

The Parks are open year round but experience increased seasonal attendance, typically beginning in the latter half of March through early September. On a combined basis, net sales for the third and fourth quarter of the last two fiscal years represented approximately 67% to 72% of annual net sales.

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2016 fiscal year, October 2 was the closest Sunday, and for the 2015 fiscal year, September 27 was the closest Sunday. The 2016 fiscal year was comprised of 53-weeks, while the 2015 fiscal year was comprised of 52-weeks. This fiscal calendar aligns the Company’s fiscal periods more closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

Reclassifications: Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2016

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had no accounts receivable as of October 2, 2016 and September 27, 2015, respectively.

Inventory: Inventory consists of park supplies, and is stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	October 2, 2016	September 27, 2015	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Ground improvements	824,427	695,987	7-25 years
Buildings and structures	2,882,285	2,879,160	10-39 years
Animal Shelters/Habitats	1,219,023	1,060,200	10-39 years
Park animals	642,769	633,133	5-10 years
Equipment - Concession & Related	221,493	216,579	3-15 years
Equipment & Vehicles - Yard/Field	512,445	482,244	3-15 years
Vehicles - Buses & Rental	186,932	176,267	3-5 years
Rides and entertainment	181,867	181,867	5-10 years
Furniture and fixtures	60,485	60,485	5-10 years
	9,238,906	8,893,102
Less accumulated depreciation	(2,806,009)	(2,530,312)
Property and equipment, net	$6,432,897	$6,362,790

Other Intangible assets: Other intangible assets include loan fees and franchising fees, reported at cost. Loan fees are amortized over the life of the respective loan, currently 20 years for the term loan and seven years for the line-of-credit. See “NOTE 4. LONG-TERM DEBT” and “NOTE 5. LINES OF CREDIT” for more information. Franchising fees are amortized over a period of 60 months.

Impairment of Long-Lived Assets: The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered impaired, then impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.

Other Current Liabilities: The following is a breakdown of other current liabilities:

	October 2, 2016	September 27, 2015
Accrued income taxes	$45,426	$40,131
Accrued property taxes	37,408	41,646
Accrued sales taxes	28,928	26,754
Accrued wages and payroll taxes	23,814	69,979
Deferred revenue	16,532	14,255
Other accrued liabilities	79,284	54,684
Other current liabilities	$231,392	$247,449

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2016

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

NOTE 3. RESTRICTED CASH

As of February 5, 2015, the Company was required to post a security of $456,492 (the “Security Amount”) in connection with the Company’s appeal of a summary judgment and award of costs more fully described in “NOTE 9. COMMITMENTS AND CONTINGENCIES” herein. The Company deposited the Security Amount, in cash, in a newly established account with Fifth Third Bank, an Ohio Banking Corporation (“Fifth Third”). On April 8, 2015, Fifth Third issued a “Letter of Credit” equal to the Security Amount to the “Harper Defendants” (as that term is defined in Note 9). On November 8, 2016, $372,416 was paid out to the Harper Defendants against the Letter of Credit as a final settlement of the judgment and award of costs. As a result, the balance of the security amount, net of fees, was no longer restricted and on November 17, 2016 approximately $79,300 was returned to the Company as unrestricted funds.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2016

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

	October 2, 2016	September 27, 2015
On January 9, 2013, the Company completed a refinancing transaction with CB&T as lender. The Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term.	$3,366,507	$3,483,168
Less current portion of long-term debt	(115,060)	(108,762)
Long-term debt	$3,251,447	$3,374,406

As of October 2, 2016, the scheduled future principal maturities, by fiscal year, are as follows:

2017	$115,060
2018	132,617
2019	140,446
2020	148,738
2021	157,520
thereafter	2,672,126
Total	$3,366,507

NOTE 5. LINES OF CREDIT

The Company maintains a $350,000 line of credit (the “LOC”) loan from CB&T for working capital purposes. This LOC has an initial term of seven years, ending on January 8, 2020, and is subject to the satisfactory performance by the Company. The LOC interest rate is tied to the prime rate, and was 5.50% as of October 2, 2016. The closing costs for the LOC totaled $11,482 and are being amortized over the initial seven-year term of the loan. The LOC was not utilized as of October 2, 2016 and September 27, 2015, respectively.

Effective March 13, 2015, the Company established an additional $100,000 line of credit with CB&T for working capital purposes. This line of credit expired on September 13, 2015. The closing costs for this line of credit were $1,031.

During the Company’s 2015 fiscal year, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans were made on the same terms and conditions as the LOC with CB&T. As of October 2, 2016 and September 27, 2015, respectively, there were no outstanding balances against these Director loans.

When applicable, all advances on the Company’s LOCs and Director loans are recorded as current liabilities.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2016

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

Officers, Directors and their controlled entities own approximately 55.2% of the outstanding common stock of the Company as of October 2, 2016.

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

On April 1, 2008, the Company entered into an employment agreement with James Meikle (the “2008 Meikle Employment Agreement”) pursuant to which Mr. Meikle was hired to serve as the President and Chief Executive Officer of each of the Company’s wholly owned subsidiaries. Effective January 27, 2011, Mr. Meikle was appointed as the Company’s Chief Operating Officer. Effective April 1, 2015, the Company and Mr. Meikle entered into the “2015 Meikle Employment Agreement”. Pursuant to the 2015 Meikle Employment Agreement, Mr. Meikle receives an initial base annual compensation in the amount of $135,000 per year, subject to annual review by the Board of Directors. The 2015 Meikle Employment Agreement has a term of two years and entitles Mr. Meikle to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

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

Lines of Credit:

During the Company’s 2015 fiscal year, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans have been made on the same terms and conditions as the LOC with CB&T. As of October 2, 2016 and September 27, 2015, respectively, there were no outstanding balances against these Director loans.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2016

NOTE 8. INCOME TAXES

The provision for income tax consists of the following:

	For the year ended
	October 2, 2016	September 27, 2015
Federal	$(762,724)	$5,000
State	72,000	45,500
Total tax provision	$(690,724)	$50,500

For the period ended October 2, 2016, the Company reported a pre-tax profit of $1,210,833 and utilized a portion of its Federal net operating loss carry-forward to offset its Federal tax liability, resulting in a zero regular Federal income tax liability for its 2016 fiscal year. However, the Company has estimated it will owe approximately $14,400 in Federal alternative minimum tax for its 2016 fiscal year.

The provision for Federal income tax consists of the following:

	For the year ended
Federal income tax benefit attributable to:	October 2, 2016	September 27, 2015
Current operations	$410,438	$229,534
Alternative minimum tax	14,400	5,000
Deferred tax benefit	(126,621)	-
Valuation allowance	(1,060,941)	(229,534)
Net provision for Federal income taxes	$(762,724)	$5,000

The cumulative tax effect, at the expected rate of 34%, of significant items comprising our net deferred tax asset is as follows:

	As of
Deferred tax asset attributable to:	October 2, 2016	September 27, 2015
Net operating loss carryforward	$650,503	$1,060,941
Accrued liabilities	126,621	-
Less: valuation allowance	-	(1,060,941)
Net deferred tax asset	$777,124	$-

The cumulative Federal net operating loss carry-forward is approximately $1,913,200 as of October 2, 2016 and will expire beginning in the year 2026. Prior to October 2, 2016, the net deferred tax asset generated by the Federal net operating loss carry-forwards was fully reserved by a valuation allowance. Based on current expectations, the Company has determined that it is more likely than not it will fully realize the future benefit of its Federal net operating loss carry-forwards, therefore, the valuation allowance against its remaining net operating loss carry forwards is no longer appropriate as of October 2, 2016.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $1,913,200 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, Federal net operating loss carry forwards may be limited as to use in future years.

For the fiscal years ended October 2, 2016 and September 27, 2015, the Company recorded a provision for State of Georgia income taxes of $72,000 and $45,500, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2016

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

In June 2012, the Company amended its complaint against the Eastland Defendants to, among other things, add new claims for relief, as well as join as defendants, LEA Capital Advisors, LLC, an entity controlled by Mr. Eastland (together the Eastland Defendants), and Stanley Harper and Computer Contact Service, Inc., an entity controlled by Mr. Harper (together the Harper Defendants) for breaches of contract and fiduciary duty with regards to the Company’s purchase of TempSERV on September 30, 2007 and its subsequent re-conveyance of TempSERV to Computer Contact Service, Inc. as of January 1, 2009. The Company was seeking damages in excess of $1.8 million.

Discovery was conducted on the claims between the parties, after which the Harper Defendants filed a Motion for Summary Judgment asking that the claims against them be dismissed and that the claims asserted by the Harper Defendants against the Company be granted. After briefing and argument, the Court granted summary judgment in favor of the Harper Defendants. Because one of the contracts at issue contained a legal fee provision, the Harper Defendants filed a motion seeking to recover legal fees and costs. On October 24, 2014, the Court granted the Harper Defendants’ motion in part and ordered the Company to pay $304,328 in costs and attorney’s fees to the Harper Defendants.

The Company appealed the summary judgment orders and the award of costs and attorney’s fees. On July 28, 2016, the Supreme Court of the State of Nevada issued an order mostly affirming the Eighth Judicial District Court’s summary judgment rulings and award of attorney’s fees and costs in favor of the Harper Defendants. After exhausting the Company’s options to further pursue its action against the Harper Defendants, the Company reached a final settlement with the Harper Defendants totaling $372,416, inclusive of additional attorney’s fees, costs and interest, which was paid on November 8, 2016.

The portion of the Company’s District Court action against the Eastland Defendants remains pending. On September 15, 2016, the Company filed an Application for Ex Parte Temporary Restraining Order with Notice and Motion for Preliminary Injunction or, alternatively, Application for Pre-Judgment Writ of Attachment, seeking to prevent Larry Eastland and/or Global Public Strategies, Ltd. (“GPS”), a foreign entity believed by the Company to be controlled by Larry Eastland, from transferring the approximately 10 million shares of the Company’s stock believed to be held by GPS to a third party. On September 21, 2016, the Company obtained a Temporary Restraining Order, enjoining Larry Eastland and GPS from transferring any shares of the Company’s stock. The parties were before the Court on November 22, 2016 for an evidentiary hearing as to the true ownership of the GPS stock as part of the Company’s Motion for Preliminary Injunction or, alternatively, Application for Pre-Judgment Writ of Attachment. Following the evidentiary hearing, the Court issued minutes denying the Company’s motion and lifting the Temporary Restraining Order, holding that the Court cannot enjoin GPS, a non-party, from selling the shares of the Company’s stock that it currently holds. A final order on that decision is pending, but has not yet been issued by the District Court. The Company is considering its options as to the denial of a preliminary injunction regarding the GPS stock.

The Company intends to proceed with its claims against the Eastland Defendants. At this time, the Eastland Defendants are not asserting any separate claims against the Company.

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

October 2, 2016

NOTE 10. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to corporate management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the year ended
	October 2, 2016	September 27, 2015
Total net sales:
Georgia	$4,036,873	$3,479,502
Missouri	989,562	899,654
Consolidated	$5,026,435	$4,379,156

Income (loss) before income taxes:
Georgia	$2,038,176	$1,571,626
Missouri	5,629	(94,036)
Segment total	2,043,805	1,477,590
Corporate expenses	(559,739)	(584,168)
Judgment award	(68,088)	-
Other income (expense), net	9,350	8,435
Interest expense	(204,087)	(216,350)
Amortization of loan fees	(10,408)	(10,408)
Consolidated	$1,210,833	$675,099

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2016

NOTE 10. BUSINESS SEGMENTS (CONTINUED)

	For the year ended
	October 2, 2016	September 27, 2015
Depreciation and amortization:
Georgia	$184,695	$183,629
Missouri	157,313	142,770
Corporate	10,408	10,408
Consolidated	$352,416	$336,807

Capital expenditures
Georgia	$254,042	$200,730
Missouri	177,036	388,494
Consolidated	$431,078	$589,224

	As of
	October 2, 2016	September 27, 2015
Total assets:
Georgia	$5,350,266	$4,658,282
Missouri	2,633,066	2,489,603
Corporate	1,521,043	628,611
Consolidated	$9,504,375	$7,776,496

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC 855-10, except as noted below and in “NOTE 3. RESTRICTED CASH” and “NOTE 9. COMMITMENTS AND CONTINGENCIES”, the Company has analyzed its operations subsequent to October 2, 2016 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

On December 8, 2016, one of the Company’s Directors received an e-mail from a shareholder of the Company threatening a class action against the Company, the basis for which was unclear. The threat included a statement that the action would seek $2.5 million in damages. The Company denies any wrongdoing but is unable to respond more specifically without information as to the basis of the potential claim.