Form 10-Q
period 2017-01-01
PARKS AMERICA, INC
filed 2017-02-09
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2017

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

As of February 6, 2017, the issuer had 74,681,537 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of January 1, 2017 and October 2, 2016

	January 1, 2017	October 2, 2016
ASSETS
Cash – unrestricted	$1,394,449	$1,482,777
Cash – restricted (Note 3)	-	456,492
Inventory	124,173	107,573
Prepaid expenses	165,841	87,760
Total current assets	1,684,463	2,134,602

Property and equipment, net	6,484,550	6,432,897
Intangible assets, net	2,800	3,000
Deferred tax asset	777,124	777,124
Other assets	9,199	8,500
Total assets	$8,958,136	$9,356,123

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$21,221	$24,106
Other current liabilities	215,546	231,392
Accrued judgment award (Note 9)	-	372,416
Current portion of long-term debt, net	106,319	104,652
Total current liabilities	343,086	732,566

Long-term debt, net	3,083,669	3,113,603
Total liabilities	3,426,755	3,846,169

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 74,681,537 and 74,531,537 shares issued and outstanding, respectively	74,681	74,531
Capital in excess of par	4,825,656	4,809,606
Treasury stock	(3,250)	(3,250)
Retained earnings	634,294	629,067
Total stockholders’ equity	5,531,381	5,509,954
Total liabilities and stockholders’ equity	$8,958,136	$9,356,123

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended January 1, 2017 and January 3, 2016

	For the three months ended
	January 1, 2017	January 3, 2016
Net sales	$947,264	$758,508
Sale of animals	52,166	14,104
Total net sales	999,430	772,612

Cost of sales	106,344	99,621
Selling, general and administrative	746,766	672,248
Depreciation and amortization	89,400	85,400
Income from operations	56,920	(84,657)

Other income (expense), net	1,831	2,096
Interest expense	(50,224)	(54,603)
Income before income taxes	8,527	(137,164)

Income tax provision	3,300	-
Net income	$5,227	$(137,164)

Income per share - basic and diluted	$0.00	$(0.00)

Weighted average shares outstanding (in 000's) - basic and diluted	74,554	74,406

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended January 1, 2017 and Year Ended October 2, 2016

					Retained
			Capital in		Earnings
			Excess	Treasury	(Accumulated
	Shares	Amount	of Par	Stock	Deficit)	Total
Balance at September 27, 2015	74,381,537	$ 74,381	$ 4,801,506	$ (3,250)	$ (1,272,490)	$ 3,600,147

Issuance of common stock to Directors	150,000	150	8,100	-	-	8,250

Net income for the year ended October 2, 2016	-	-	-	-	1,901,557	1,901,557

Balance at October 2, 2016	74,531,537	74,531	4,809,606	(3,250)	629,067	5,509,954

Issuance of common stock to Directors	150,000	150	16,050	-	-	16,200

Net income for the three months ended January 1, 2017	-	-	-	-	5,227	5,227

Balance at January 1, 2017	74,681,537	$ 74,681	$ 4,825,656	$ (3,250)	$ 634,294	$ 5,531,381

The accompanying notes are an integral part of these condensed financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended January 1, 2017 and January 3, 2016

	For the three months ended
	January 1, 2017	January 3, 2016
OPERATING ACTIVITIES:
Net income	$5,227	$(137,164)
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization expense	89,400	85,400
Interest expense - debt closing cost amortization	2,602	2,602
Stock-based compensation	16,200	8,250
Changes in assets and liabilities
(Increase) decrease in inventory	(16,600)	(9,399)
(Increase) decrease in prepaid expenses	(78,081)	(21,976)
Increase (decrease) in accounts payable	(2,885)	(74,272)
Increase (decrease) in other current liabilities	(15,846)	(97,966)
Increase (decrease) in accrued judgment award	(372,416)	-
Net cash used in operating activities	(372,399)	(244,525)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(141,552)	(139,714)
(Increase) decrease in restricted cash	456,492	-
Net cash provided by (used in) investing activities	314,940	(139,714)

FINANCING ACTIVITIES:
Payments on notes payable	(30,869)	(27,028)
Net cash used in financing activities	(30,869)	(27,028)

Net increase (decrease) in cash	(88,328)	(411,267)
Cash at beginning of period	1,482,777	563,096
Cash at end of period	$1,394,449	$151,829

Supplemental Cash Flow Information:
Cash paid for interest	$50,760	$52,001
Cash paid for income taxes	$48,796	$41,000

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 1, 2017

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months ended January 1, 2017 and January 3, 2016 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. In the opinion of management interim results reflect all normal and recurring adjustments, and are not necessarily indicative of the results for a full fiscal year.

These unaudited consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2016.

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2017 fiscal year, October 1 will be the closest Sunday, and for the 2016 fiscal year, October 2 was the closest Sunday. The 2017 fiscal year will be comprised of 52-weeks, while the 2016 fiscal year was comprised of 53-weeks. This fiscal calendar aligns the Company’s fiscal periods more closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 1, 2017

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

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had no accounts receivable as of January 1, 2017 and October 2, 2016, respectively.

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

	January 1, 2017	October 2, 2016	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Ground improvements	824,427	824,427	7-25 years
Buildings and structures	2,882,285	2,882,285	10-39 years
Animal shelters and habitats	1,219,023	1,219,023	10-39 years
Park animals	642,769	642,769	5-10 years
Equipment - concession and related	221,493	221,493	3-15 years
Equipment and vehicles - yard and field	512,445	512,445	3-15 years
Vehicles - buses and rental	186,932	186,932	3-5 years
Rides and entertainment	181,867	181,867	5-10 years
Furniture and fixtures	60,485	60,485	5-10 years
Projects in process	140,903	-
	9,379,809	9,238,906
Less accumulated depreciation	(2,895,259)	(2,806,009)
Property and equipment, net	$6,484,550	$6,432,897

Intangible assets: Intangible assets consist of franchising fees, which are reported at cost and are being amortized over a period of 60 months.

Impairment of Long-Lived Assets: The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered impaired, then impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.

Other Current Liabilities: The following is a breakdown of other current liabilities:

	January 1, 2017	October 2, 2016
Accrued wages and payroll taxes	$93,569	$23,814
Accrued sales taxes	18,208	28,928
Deferred revenue	15,855	16,532
Accrued property taxes	7,274	37,408
Accrued income taxes	-	45,426
Other accrued liabilities	80,640	79,284
Other current liabilities	$215,546	$231,392

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 1, 2017

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

Recent Accounting Pronouncements: Except as noted in “NOTE 4. LONG-TERM DEBT”, the Company does not expect recently issued accounting standards or interpretations to have a material impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.

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

January 1, 2017

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

	January 1, 2017	October 2, 2016
Refinancing Loan principal outstanding	$3,335,638	$3,366,507
Less: unamortized debt closing costs	(145,650)	(148,252)
Gross long-term debt	3,189,988	3,218,255
Less current portion of long-term debt, net of unamortized debt closing costs	(106,319)	(104,652)
Long-term debt	$3,083,669	$3,113,603

As of January 1, 2017, the scheduled future principal maturities by fiscal year are as follows:

2017	$84,281
2018	132,622
2019	140,452
2020	148,744
2021	157,526
thereafter	2,672,013
Total	$3,335,638

Interest expense of $50,224 and $54,603 for the three month period ended January 1, 2017 and January 3, 2016, respectively, includes $2,602 of amortization of debt closing costs in each period.

Effective October 3, 2016, the Company retroactively adopted the requirements of ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-50): Simplifying the Presentation of Debt Issuance Costs, to present debt issuance costs as a reduction of the carrying amount of the related debt rather than an asset. Long-term debt and the current portion long-term debt as of October 2, 2016 were previously reported on the balance sheet as $3,251,447 and $115,060, respectively, with the associated $148,252 of unamortized debt closing costs reported in intangible assets. Amortization of debt closing costs of $2,602 for the three month period ended January 1, 2017 and January 3, 2016, respectively, is reported as interest expense in the Consolidated Statements of Operations. Such amortization of debt closing costs was previously reported as amortization expense in the Consolidated Statement of Operations for the three month period ended January 3, 2016.

NOTE 5. LINES OF CREDIT

The Company maintains a $350,000 line of credit (the “LOC”) loan from CB&T for working capital purposes. This LOC has an initial term of seven years ending on January 8, 2020, and is subject to the satisfactory performance by the Company. The LOC interest rate is tied to the prime rate and was 5.75% as of January 1, 2017, with a minimum rate of 5.25%. The closing costs for the LOC totaled $11,482 and are being amortized over the initial seven-year term of the loan. As of January 1, 2017 and October 2, 2016, respectively, there was no outstanding balance against the LOC.  When applicable, all advances on the Company’s LOC are recorded as current liabilities.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 1, 2017

NOTE 6. STOCKHOLDERS’ EQUITY

Common stock shares issued for service to the Company are valued based on market price on the date of issuance. On December 20, 2016, the Company awarded a total of 150,000 shares of its common stock to six Directors for their service on the Board of Directors at a fair market value of $0.108 per share or $16,200, which was reported as an expense in the first quarter of the 2017 fiscal year. On December 18, 2015, the Company awarded 150,000 shares of its common stock to six Directors for their service on the Board of Directors at a fair market value of $0.055 per share or $8,250, which was reported as an expense in the first quarter of the 2016 fiscal year.

Officers, Directors and their controlled entities own approximately 55.3% of the outstanding common stock of the Company as of January 1, 2017.

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

NOTE 8. INCOME TAXES

For the three month period ended January 1, 2017, the Company reported a pre-tax income of $8,527. For the fiscal year ending October 1, 2017 the Company expects to generate pre-tax income and to record a tax provision at an effective rate of approximately 38%. As such, the Company recorded a tax provision of $3,300 for the three month period ended January 1, 2017.

The Company’s cumulative Federal net operating loss carry-forward was approximately $1,913,000 at October 2, 2016 and will expire beginning in the year 2026. For the fiscal year ending October 1, 2017 the Company expects to utilize a portion of its Federal net tax operating loss carry-forwards to offset regular Federal cash tax due in its 2017 fiscal year. However, the Company will likely owe Federal alternative minimum tax for its 2017 fiscal year. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $1,913,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, Federal net operating loss carry forwards may be limited as to use in future years.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 1, 2017

NOTE 9. COMMITMENTS AND CONTINGENCIES

In September 2009, the Company filed an action against Larry Eastland, its former President and CEO, in the Eighth Judicial District Court of the State of Nevada (Parks! America, Inc. vs. Eastland; et al., Case No. 09-A-599668). The Company brought this action in an attempt to obtain a Temporary Restraining Order and injunctive relief against Mr. Eastland and his related companies as to their attempt to install a new Board of Directors for the Company. The Temporary Restraining Order was granted, as was the Preliminary Injunction.

In June 2012, the Company amended its complaint against the original defendants to, among other things, add new claims for relief, as well as join as defendants, LEA Capital Advisors, LLC, an entity controlled by Mr. Eastland (LEA Capital Advisors, LLC and the original defendants are collectively referred to herein as the “Eastland Defendants”), and Stanley Harper and Computer Contact Service, Inc., an entity controlled by Mr. Harper (together the “Harper Defendants”) for breaches of contract and fiduciary duty with regard to the Company’s purchase of TempSERV on September 30, 2007 and its subsequent re-conveyance of TempSERV to Computer Contact Service, Inc. as of January 1, 2009. The Company was seeking damages in excess of $1.8 million.

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

The portion of the Company’s District Court action against the Eastland Defendants remains pending. On September 15, 2016, the Company filed an Application for Ex Parte Temporary Restraining Order with Notice and Motion for Preliminary Injunction or, alternatively, Application for Pre-Judgment Writ of Attachment (the “PI Motion”), seeking to prevent Larry Eastland and/or Global Public Strategies, Ltd. (“GPS”), a foreign entity the Company believes is controlled by Larry Eastland, from transferring approximately 10 million shares of the Company’s stock believed to be held by GPS to a third party. On September 21, 2016, the Company obtained a Temporary Restraining Order, enjoining Larry Eastland and GPS from transferring any shares of the Company’s stock. The parties were before the Court on November 22, 2016 for an evidentiary hearing as to the true ownership of the GPS stock as part of the PI Motion. Following the evidentiary hearing, the Court issued minutes denying the Company’s motion and lifting the Temporary Restraining Order, holding that the Court cannot enjoin GPS, a non-party, from selling the shares of the Company’s stock that it currently holds. Subsequent to the three-month period covered by this Report, on January 30, 2017, the Order regarding the PI Motion was entered. Notice of Entry of the Order has not been served by the Eastland Defendants. The Company is considering its options as to the denial of a preliminary injunction regarding the GPS stock, and intends to seek reconsideration of and/or an appeal of the order.  As part of those options, the Company intends to seek a continued stay on the sale of the GPS stock.

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

January 1, 2017

NOTE 10. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended
	January 1, 2017	January 3, 2016
Total net sales:
Georgia	$879,826	$667,415
Missouri	119,604	105,197
Consolidated	$999,430	$772,612

Income (loss) before income taxes:
Georgia	$391,561	$179,167
Missouri	(73,659)	(104,512)
Segment total	317,902	74,655
Corporate	(260,982)	(159,312)
Other income (expense), net	1,831	2,096
Interest expense	(50,224)	(54,603)
Consolidated	$8,527	$(137,164)

	As of
	January 1, 2017	October 2, 2016
Total assets:
Georgia	$5,596,269	$5,350,266
Missouri	2,521,876	2,633,066
Corporate	839,991	1,372,791
Consolidated	$8,958,136	$9,356,123

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to January 1, 2017 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited consolidated financial statements, except as follows: on January 30, 2017, an Order Denying the Company’s Motion for Preliminary Injunction or Alternatively, Application for Pre-Judgment Writ of Attachment was entered in connection with the Company’s ongoing litigation against a former officer and director of the Company. For more information regarding this Order see “NOTE 9. COMMITMENTS AND CONTINGENCIES” herein.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying unaudited consolidated financial statements and provides additional information on the Company’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our Annual Report on Form 10-K for the fiscal year ended October 2, 2016.

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

Results of Operations For the Three Month Period Ended January 1, 2017 as Compared to Three Month Period Ended

January 3, 2016

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

Our 2017 fiscal year will end on October 1, 2017 and will be comprised of 52 weeks. Our 2016 fiscal year ended on October 2, 2016 and was comprised of 53 weeks. The additional week in our 2016 fiscal year occurred within the three months ended January 3, 2016. As such, we will discuss Park attendance based net sales on both a reported, as well as a comparable 13-week, basis for the three months ended January 1, 2017 as compared to the prior year.

The following table shows our consolidated and segment operating results for the three months ended January 1, 2017 and January 3, 2016:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
Total net sales	$879,826	$667,415	$119,604	$105,197	$999,430	$772,612
Segment income (loss) from operations	391,561	179,167	(73,659)	(104,512)	317,902	74,655
Segment operating margin %	44.5%	26.8%	-61.6%	-99.3%	31.8%	9.7%

Corporate expenses					(260,982)	(159,312)
Other income (expense), net					1,831	2,096
Interest expense					(50,224)	(54,603)
Income before income taxes					$8,527	$(137,164)

Total Net Sales

On a reported basis, our total net sales for the three month period ended January 1, 2017 increased by $226,818, or 29.4%, to $999,430 versus the three month period ended January 3, 2016. Our Parks’ combined attendance based net sales increased by $188,756 or 24.9%, and animal sales increased $38,062. On a comparable 13-week basis, our Parks’ combined attendance based net sales increased by $220,504 or 30.3%.

Our Georgia Park’s reported net sales increased by $212,411 or 31.8%. Our Georgia Park’s attendance based net sales increased by 27.3% and 31.5%, on a reported and comparable 13-week basis, respectively. Our Missouri Park’s reported net sales increased by $14,407 or 13.7%. Our Missouri Park’s attendance based net sales increased by 7.6% and 21.1%, on a reported and comparable 13-week basis, respectively.

On a comparable 13-week basis for the period ended January 1, 2017, attendance at our Georgia and Missouri Parks increased by 26.4% and 20.9%, respectively. We believe positive seasonal weather and overall favorable customer perception of our Parks contributed to higher revenues and higher attendance during the three months ended January 1, 2017 as compared to the comparable period in the prior year.

Segment Operating Margin

Our consolidated segment operating margin increased by $243,247, resulting in segment income from operations of $317,902 for the three month period ended January 1, 2017 compared to $74,655 for the three month period ended January 3, 2016. Our Georgia Park’s segment income was $391,561, resulting in an increase of $212,394, principally as a result of higher attendance based net sales and lower advertising expense, partially offset higher general operating and compensation expenses, and increased cost of sales. The segment loss for our Missouri Park was $73,659, a decrease of $30,853, primarily as a result of higher attendance based net sales and lower overall operating expenses.

Corporate Expenses and Other

Corporate spending increased by $101,670 to $260,982 during the three month period ended January 1, 2017, primarily due to higher compensation and legal expenses.

Interest Expense

Interest expense for the three month period ended January 1, 2017 was $50,224, a decrease of $4,379 compared with the three month period ended January 3, 2016. This decrease is the result of lower average term loan borrowing.

Income Taxes

For the fiscal year ending October 1, 2017, we expect to generate pre-tax income and to record a tax provision at an effective rate of approximately 38%. As such, we recorded a tax provision of $3,300 for the three month period ended January 1, 2017.

Our cumulative Federal net operating loss carry-forward was approximately $1,913,000 at October 2, 2016 and will expire beginning in the year 2026. For the fiscal year ending October 1, 2017, we expect to utilize a portion of its Federal net tax operating loss carry-forwards to offset regular Federal cash tax due in its 2017 fiscal year. However, the Company will likely owe Federal alternative minimum tax for its 2017 fiscal year.

For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Income and Income Per Share

During the three month period ended January 1, 2017, we generated net income of $5,227 or $0.00 per basic share and per fully diluted share, compared to a net loss of $137,164 or $0.00 per basic share and per fully diluted share, for the three month period ended January 3, 2016, resulting in an improvement of $142,391. The primary drivers of the improvement in our net income for the three month period ended January 1, 2017 compared to the comparable 2016 fiscal period were a $212,394 increase in operating income for our Georgia Park, a $30,853 reduction in the operating loss for our Missouri Park, and a $4,379 reduction in interest expense, partially offset by a $101,670 increase in Corporate spending and a $3,300 increase in income taxes.

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

Our working capital was $1.34 million as of January 1, 2017, compared to $1.40 million as of October 2, 2016. This decrease in working capital primarily reflects seasonal operating cash flow offset by capital expenditures and scheduled payments on our term debt during the first three months of our 2017 fiscal year.

Total loan debt, including current maturities, as of January 1, 2017 was $3.19 million compared to $3.22 million as of October 2, 2016. The decrease in total loan debt was a result of scheduled payments against our term loan during the three month period ended January 1, 2017. Our LOC balance was $0 as of January 1, 2017 and October 2, 2016, respectively.

As of January 1, 2017, we had equity of $5.53 million and total loan debt of $3.19 million, resulting in a debt to equity ratio of 0.58 to 1.0. Our debt to equity ratio was 0.58 to 1.0 as of October 2, 2016.

Operating Activities

Net cash used in operating activities was $372,399 for the three month period ended January 1, 2017, compared to $244,525 for the three month period ended January 3, 2016. Excluding the $372,416 of restricted cash paid out for the Harper judgment award, cash flow related to operating activities improved by $244,542 for the three month period ended January 1, 2017, primarily as a result of an increase in net income and lower working capital requirements.

Investing Activities

Net cash provided by investing activities was $314,940 for the three month period ended January 1, 2017, compared net cash used in investing activities of $139,714 for the three month period ended January 3, 2016. Excluding the one-time reduction in restricted cash associated with the payout of the Harper judgment award, investing activities in property and equipment were $141,552 for the three month period ended January 1, 2017, compared to $139,714 in the comparable period in the prior year.

Financing Activities

Net cash used in financing activities was $30,869 for the three month period ended January 1, 2017, compared to $27,028 for the three month period ended January 3, 2016, an increase of $3,841. In each period, the only financing activities were scheduled payments on our term loan.

Subsequent Events

On January 30, 2017, an Order Denying our Motion for Preliminary Injunction or Alternatively, Application for Pre-Judgment Writ of Attachment was entered in connection with our ongoing litigation against a former officer and director of the Company. For more information regarding this Order see “NOTE 9. COMMITMENTS AND CONTINGENCIES” herein.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Quarterly Report. Our significant accounting policies are set forth in “NOTE 2. SIGNIFICANT ACCOUNTING POLICIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report, which should be reviewed as they are integral to understanding results of operations and financial position. The Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 2016 includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended January 1, 2017 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

In September 2009, we filed an action against Larry Eastland, the Company’s former President and CEO, in the Eighth Judicial District Court of the State of Nevada (Parks! America, Inc. vs. Eastland; et al., Case No. 09-A-599668). We brought this action in an attempt to obtain a Temporary Restraining Order and injunctive relief against Mr. Eastland and his related companies as to their attempt to install a new Board of Directors for the Company. The Temporary Restraining Order was granted, as was the Preliminary Injunction.

In June 2012, we amended our complaint against the original defendants to, among other things, add new claims for relief, as well as join as defendants, LEA Capital Advisors, LLC, an entity controlled by Mr. Eastland (LEA Capital Advisors, LLC and the original defendants are collectively referred to herein as the “Eastland Defendants”), and Stanley Harper and Computer Contact Service, Inc., an entity controlled by Mr. Harper (together the “Harper Defendants”) for breaches of contract and fiduciary duty with regard to the Company’s purchase of TempSERV on September 30, 2007 and its subsequent re-conveyance of TempSERV to Computer Contact Service, Inc. as of January 1, 2009. We were seeking damages in excess of $1.8 million.

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

We appealed the summary judgment orders and the award of costs and attorney’s fees. On July 28, 2016, the Supreme Court of the State of Nevada issued an order mostly affirming the Eighth Judicial District Court’s summary judgment rulings and award of attorney’s fees and costs in favor of the Harper Defendants. After exhausting the options to further pursue our action against the Harper Defendants, we reached a final settlement with the Harper Defendants totaling $372,416, inclusive of additional attorney’s fees, costs and interest, which was paid on November 8, 2016.

The portion of the Company’s District Court action against the Eastland Defendants remains pending. On September 15, 2016, we filed an Application for Ex Parte Temporary Restraining Order with Notice and Motion for Preliminary Injunction or, alternatively, Application for Pre-Judgment Writ of Attachment (the “PI Motion”), seeking to prevent Larry Eastland and/or Global Public Strategies, Ltd. (“GPS”), a foreign entity we believe is controlled by Larry Eastland, from transferring approximately 10 million shares of the Company’s stock believed to be held by GPS to a third party. On September 21, 2016, we obtained a Temporary Restraining Order, enjoining Larry Eastland and GPS from transferring any shares of the Company’s stock. The parties were before the Court on November 22, 2016 for an evidentiary hearing as to the true ownership of the GPS stock as part of the PI Motion. Following the evidentiary hearing, the Court issued minutes denying the Company’s motion and lifting the Temporary Restraining Order, holding that the Court cannot enjoin GPS, a non-party, from selling the shares of the Company’s stock that it currently holds. Subsequent to the three-month period covered by this Report, on January 30, 2017, the Order regarding the PI Motion was entered. Notice of Entry of the Order has not been served by the Eastland Defendants. We are considering our options as to the denial of a preliminary injunction regarding the GPS stock, and intend to seek reconsideration of and/or an appeal of the order.  As part of those options, we intend to seek a continued stay on the sale of the GPS stock.

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

Except as described above, we are not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of its business. None of our directors, officers or affiliates is involved in a proceeding adverse to its business or has a material interest adverse to its business.

ITEM 1A. RISK FACTORS

You should read the MD&A together with our unaudited consolidated financial statements and related notes, each included elsewhere in this Quarterly Report, in conjunction with the Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 2016. Some of the information contained in the MD&A or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "RISK FACTORS" below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

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

PARKS! AMERICA, INC.

February 9, 2017	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer (Principal Executive Officer)