Form 10-Q
period 2017-04-02
PARKS AMERICA, INC
filed 2017-05-10
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

 X .. QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2017

OR

     .. TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .. No .     .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes .     . No  X ..

As of May 8, 2017, the issuer had 74,681,537 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

INDEX

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of April 2, 2017 and October 2, 2016

	April 2, 2017	October 2, 2016
ASSETS
Cash – unrestricted	$1,539,742	$1,482,777
Cash – restricted (Note 3)	-	456,492
Inventory	129,323	107,573
Prepaid expenses	101,560	87,760
Total current assets	1,770,625	2,134,602

Property and equipment, net	6,589,991	6,432,897
Intangible assets, net	2,600	3,000
Deferred tax asset	701,624	777,124
Other assets	9,199	8,500
Total assets	$9,074,039	$9,356,123

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$9,377	$24,106
Other current liabilities	205,475	231,392
Accrued judgment award (Note 9)	-	372,416
Current portion of long-term debt, net	118,363	104,652
Total current liabilities	333,215	732,566

Long-term debt, net	3,043,927	3,113,603
Total liabilities	3,377,142	3,846,169

Stockholders’ equity
Common stock; 300,000,000 shares authorized,
at $.001 par value; 74,681,537 and 74,531,537
shares issued and outstanding, respectively	74,681	74,531
Capital in excess of par	4,825,656	4,809,606
Treasury stock	(3,250)	(3,250)
Retained earnings	799,810	629,067
Total stockholders’ equity	5,696,897	5,509,954
Total liabilities and stockholders’ equity	$9,074,039	$9,356,123

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months and Six Months Ended April 2, 2017 and April 3, 2016

	For the three months ended		For the six months ended
	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Net sales	$1,201,917	$881,629	$2,149,181	$1,640,137
Sale of animals	17,941	2,223	70,107	16,327
Total net sales	1,219,858	883,852	2,219,288	1,656,464

Cost of sales	144,750	108,316	251,094	207,937
Selling, general and administrative	671,733	570,886	1,418,499	1,243,134
Depreciation and amortization	89,450	85,200	178,900	170,600
(Gain) loss on disposal of operating assets, net	(259)	-	(309)	-
Income from operations	314,184	119,450	371,104	34,793

Other income (expense), net	2,828	1,926	4,659	4,022
Interest expense	(50,796)	(56,628)	(101,020)	(111,231)
Income (loss) before income taxes	266,216	64,748	274,743	(72,416)

Income tax provision	100,700	5,400	104,000	5,400
Net income (loss)	$165,516	$59,348	$170,743	$(77,816)

Income (loss) per share - basic and diluted	$-	$-	$-	$-

Weighted average shares
outstanding (in 000's) - basic and diluted	74,681	74,531	74,618	74,467

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended April 2, 2017 and Year Ended October 2, 2016

					Retained Earnings (Accumulated Deficit)

			Capital in Excess of Par	Treasury Stock
	Shares	Amount				Total
Balance at September 27, 2015	74,381,537	$74,381	$4,801,506	$(3,250)	$(1,272,490)	$3,600,147
Issuance of common stock to Directors	150,000	150	8,100	-	-	8,250
Net income for the year
ended October 2, 2016	-	-	-	-	1,901,557	1,901,557
Balance at October 2, 2016	74,531,537	74,531	4,809,606	(3,250)	629,067	5,509,954
Issuance of common stock to Directors	150,000	150	16,050	-	-	16,200
Net income for the six months
ended April 2, 2017	-	-	-	-	170,743	170,743
Balance at April 2, 2017	74,681,537	$74,681	$4,825,656	$(3,250)	$799,810	$5,696,897

The accompanying notes are an integral part of these condensed financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended April 2, 2017 and April 3, 2016

	For the six months ended
	April 2, 2017	April 3, 2016
OPERATING ACTIVITIES:
Net income (loss)	$170,743	$(77,816)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	178,900	170,600
Interest expense - loan fee amortization	5,204	5,204
(Gain) loss on disposal of assets	(309)	-
Stock-based compensation	16,200	8,250
Changes in assets and liabilities
(Increase) decrease in inventory	(21,750)	850
(Increase) decrease in prepaid expenses	(13,800)	21,022
Increase (decrease) in accounts payable	(14,729)	(70,153)
Increase (decrease) in other current liabilities	(25,917)	(81,392)
Increase (decrease) in accrued judgment award	(372,416)	-
(Increase) decrease in deferred tax asset	75,500	-
Net cash used in operating activities	(2,374)	(23,435)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(335,984)	(215,100)
(Increase) decrease in restricted cash	456,492	-
Net cash provided by (used in) investing activities	120,508	(215,100)

FINANCING ACTIVITIES:
Proceeds from lines of credit and related party borrowings	-	220,000
Repayment of lines of credit and related party borrowings	-	(99,300)
Payments on notes payable	(61,169)	(57,883)
Net cash provided by (used in) financing activities	(61,169)	62,817

Net increase (decrease) in cash	56,965	(175,718)
Cash at beginning of period	1,482,777	563,096
Cash at end of period	$1,539,742	$387,378

Supplemental Cash Flow Information:
Cash paid for interest	$96,887	$100,175
Cash paid for income taxes	$87,500	$41,000

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 2, 2017

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months and six months ended April 2, 2017 and April 3, 2016 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. In the opinion of management interim results reflect all normal and recurring adjustments, and are not necessarily indicative of the results for a full fiscal year.

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

April 2, 2017

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

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had no accounts receivable as of April 2, 2017 and October 2, 2016, respectively.

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

	April 2, 2017	October 2, 2016	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Ground improvements	893,433	824,427	7-25 years
Buildings and structures	2,882,285	2,882,285	10-39 years
Animal shelters and habitats	1,270,224	1,219,023	10-39 years
Park animals	727,705	642,769	5-10 years
Equipment - concession and related	221,493	221,493	3-15 years
Equipment and vehicles - yard and field	545,381	512,445	3-15 years
Vehicles - buses and rental	209,626	186,932	3-5 years
Rides and entertainment	181,866	181,867	5-10 years
Furniture and fixtures	60,485	60,485	5-10 years
Projects in process	70,321	-
Property and equipment, cost	9,569,999	9,238,906
Less accumulated depreciation	(2,980,008)	(2,806,009)
Property and equipment, net	$6,589,991	$6,432,897

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

Other Current Liabilities: The following is a breakdown of other current liabilities:

	April 2, 2017	October 2, 2016
Accrued sales taxes	$52,998	$28,928
Deferred revenue	33,798	16,532
Accrued wages and payroll taxes	33,015	23,814
Accrued property taxes	18,224	37,408
Accrued income taxes	1,000	45,426
Other accrued liabilities	66,440	79,284
Other current liabilities	$205,475	$231,392

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 2, 2017

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

April 2, 2017

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

	April 2, 2017	October 2, 2016
Refinancing Loan principal outstanding	$3,305,338	$3,366,507
Less: unamortized debt closing costs	(143,048)	(148,252)
Gross long-term debt	3,162,290	3,218,255
Less current portion of long-term debt, net of unamortized debt closing costs	(118,363)	(104,652)
Long-term debt	$3,043,927	$3,113,603

As of April 2, 2017, the scheduled future principal maturities by fiscal year are as follows:

2017	$53,030
2018	132,566
2019	140,393
2020	148,681
2021	157,459
thereafter	2,673,209
Total	$3,305,338

Interest expense of $50,796 and $56,628 for the three month period ended April 2, 2017 and April 3, 2016, respectively, includes $2,602 of amortization of debt closing costs in each period. Interest expense of $101,020 and $111,231 for the six month period ended April 2, 2017 and April 3, 2016, respectively, includes $5,204 of amortization of debt closing costs in each period.

Effective October 3, 2016, the Company retroactively adopted the requirements of ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-50): Simplifying the Presentation of Debt Issuance Costs, to present debt issuance costs as a reduction of the carrying amount of the related debt rather than an asset. Long-term debt and the current portion long-term debt as of October 2, 2016 were previously reported on the balance sheet as $3,251,447 and $115,060, respectively, with the associated $148,252 of unamortized debt closing costs reported in intangible assets. Amortization of debt closing costs of $2,602 and $5,204 for the three month and six month periods ended April 2, 2017 and April 3, 2016, respectively, is reported as interest expense in the Consolidated Statements of Operations. Such amortization of debt closing costs was previously reported as amortization expense in the Consolidated Statement of Operations for the three month and six month periods ended April 3, 2016, respectively.

NOTE 5. LINES OF CREDIT

The Company maintains a $350,000 line of credit (the “LOC”) loan from CB&T for working capital purposes. This LOC has an initial term of seven years, ending on January 8, 2020, and is subject to the satisfactory performance by the Company. The LOC interest rate is tied to the prime rate and was 5.75% as of April 2, 2017, with a minimum rate of 5.25%. The closing costs for the LOC totaled $11,482 and are being amortized over the initial seven-year term of the loan. As of April 2, 2017 and October 2, 2016, respectively, there was no outstanding balance against the LOC. When applicable, all advances on the Company’s LOC are recorded as current liabilities.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 2, 2017

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

Officers, Directors and their controlled entities own approximately 55.3% of the outstanding common stock of the Company as of April 2, 2017.

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

On April 1, 2008, the Company entered into an employment agreement with Jim Meikle (the “2008 Meikle Employment Agreement”) pursuant to which Mr. Meikle was hired to serve as the President and Chief Executive Officer of each of the Company’s wholly owned subsidiaries. Effective January 27, 2011, Mr. Meikle was appointed as the Company’s Chief Operating Officer. Effective April 1, 2017, the Company and Mr. Meikle entered into the “2017 Meikle Employment Agreement”. Pursuant to the 2017 Meikle Employment Agreement, Mr. Meikle receives an initial base annual compensation in the amount of $135,000 per year, subject to annual review by the Board of Directors. The 2017 Meikle Employment Agreement has a term of two years and entitles Mr. Meikle to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Effective April 2, 2014, the Company entered into an employment agreement with Todd R. White (the “White Employment Agreement”) to serve as the Company’s Chief Financial Officer. Pursuant to the White Employment Agreement, Mr. White received an initial base annual compensation of $50,000 per year, subject to annual review by the Board of Directors. Mr. White also received a $10,000 signing bonus. Effective April 2, 2015, Mr. White’s annual base compensation was increased to $60,000. The White Employment Agreement has a term of five years and entitles Mr. White to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause or (ii) in the event of a change in control of the Company. This additional severance compensation payable totals $455,000.

NOTE 8. INCOME TAXES

For the six month period ended April 2, 2017, the Company reported a pre-tax income of $274,743. For the fiscal year ending October 1, 2017 the Company expects to generate pre-tax income and to record a tax provision at an effective rate of approximately 38%. As such, the Company recorded a tax provision of $104,000 for the six month period ended April 2, 2017.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 2, 2017

NOTE 9. COMMITMENTS AND CONTINGENCIES

Background

In September 2009, the Company filed an action against Larry Eastland, its former President and CEO, in the Eighth Judicial District Court of the State of Nevada (Parks! America, Inc. vs. Eastland; et al., Case No. 09-A-599668). The Company brought this action to obtain a Temporary Restraining Order and injunctive relief against Mr. Eastland and his related companies as to their attempt to install a new Board of Directors for the Company. The Temporary Restraining Order was granted, as was the Preliminary Injunction.

In June 2012, the Company amended its complaint against the original defendants to, among other things, add new claims for relief, as well as join as defendants, LEA Capital Advisors, LLC, an entity controlled by Mr. Eastland (LEA Capital Advisors, LLC and the original defendants are collectively referred to herein as the “Eastland Defendants”), and Stanley Harper and Computer Contact Service, Inc., an entity controlled by Mr. Harper (together the “Harper Defendants”) for breaches of contract and fiduciary duty with regard to the Company’s purchase of TempSERV on September 30, 2007, its subsequent re-conveyance of TempSERV to Computer Contact Service, Inc. as of January 1, 2009, and other conduct of management at that time. The Company was seeking damages in excess of $1.8 million.

Discovery was conducted on the claims between the parties, after which the Harper Defendants filed a Motion for Summary Judgment asking that the claims against them be dismissed and that the counterclaims asserted by the Harper Defendants against the Company be granted. After briefing and argument, the Court granted summary judgment in favor of the Harper Defendants. Because one of the contracts at issue contained a legal fee provision, the Harper Defendants filed a motion seeking to recover legal fees and costs. On October 24, 2014, the Court granted the Harper Defendants’ motion in part and ordered the Company to pay $304,328 in costs and attorney’s fees to the Harper Defendants.

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

The separate claims against the Eastland Defendants then remained for trial in Nevada District Court.

Settlement

As of March 30, 2017, the portion of the Company’s District Court action against the Eastland Defendants has been resolved, subject to a fully-executed Settlement Agreement and Release (the “Eastland Settlement Agreement”), which was held in escrow. Pursuant to the Eastland Settlement Agreement, the Company, among other things, consented to the sale by certain of the Eastland Defendants of 10,010,000 shares of the Company’s common stock to Nicholas Parks (the “NP Transaction”). The Company received $80,000 as a settlement payment on April 21, 2017 and the settlement documents were released from escrow. A Stipulation and Order to Dismiss the Litigation with Prejudice was filed on April 24, 2017. As part of the NP Transaction, the Company and Nicholas Parks entered into a Settlement Agreement and Release dated as of March 30, 2017 (the “NP Settlement Agreement”). This Agreement also has been released from escrow and is effective. As a result of the NP Transaction, Nicholas Parks holds shares representing approximately 13.4% of the outstanding common stock of the Company. In addition, the Company received 10,000 shares from the Eastland Defendants, which shares the Company intends to cancel.

Other Matters

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

April 2, 2017

NOTE 10. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended		For the six months ended
	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Total net sales:
Georgia	$1,068,555	$739,574	$1,948,381	$1,406,989
Missouri	151,303	144,278	270,907	249,475
Consolidated	$1,219,858	$883,852	$2,219,288	$1,656,464

Income (loss) before income taxes:
Georgia	$552,206	$293,159	$943,766	$472,326
Missouri	(65,804)	(56,580)	(139,463)	(161,092)
Segment total	486,402	236,579	804,303	311,234
Corporate	(172,218)	(117,129)	(433,199)	(276,441)
Other income (expense), net	2,828	1,926	4,659	4,022
Interest expense	(50,796)	(56,628)	(101,020)	(111,231)
Consolidated	$266,216	$64,748	$274,743	$(72,416)

	As of
	April 2, 2017	October 2, 2016
Total assets:
Georgia	$5,797,467	$5,350,266
Missouri	2,521,542	2,633,066
Corporate	755,030	1,372,791
Consolidated	$9,074,039	$9,356,123

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to April 2, 2017 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited consolidated financial statements, except as follows: on March 30, 2017, the Company settled its litigation against a former officer and director of the Company, which was finalized and released from escrow on April 21, 2017. For more information regarding this Order see “NOTE 9. COMMITMENTS AND CONTINGENCIES” herein.

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

Our 2017 fiscal year will end on October 1, 2017 and will be comprised of 52 weeks. Our 2016 fiscal year ended on October 2, 2016 and was comprised of 53 weeks. The additional week in our 2016 fiscal year occurred within the three months ended January 2, 2016. As such, we will discuss Park attendance based net sales on both a reported, as well as a comparable 26-week, basis for the six months ended April 2, 2017 as compared to the prior year. (Note, reported attendance based net sales for the three month periods ended April 2, 2017 and April 3, 2016 are already on a comparable 13-week basis).

Results of Operations For the Three Month Period Ended April 2, 2017 as Compared to Three Month Period Ended April 3, 2016

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

The following table shows our consolidated and segment operating results for the three month periods ended April 2, 2017 and April 3, 2016:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
Total net sales	$1,068,555	$739,574	$151,303	$144,278	$1,219,858	$883,852
Segment income (loss) from operations	552,206	293,159	(65,804)	(56,580)	486,402	236,579
Segment operating margin %	51.7%	39.6%	-43.5%	-39.2%	39.9%	26.8%

Corporate expenses					(172,218)	(117,129)
Other income (expense), net					2,828	1,926
Interest expense					(50,796)	(56,628)
Income before income taxes					$266,216	$64,748

Total Net Sales

On a reported basis, our total net sales for the three month period ended April 2, 2017 increased by $336,006, or 38.0%, to $1,219,858 versus the three month period ended April 3, 2016. Our Parks’ combined attendance based net sales increased by $320,288 or 36.3%, and animal sales increased $15,718.

Our Georgia Park’s net sales increased by $328,981 or 44.5%. Our Georgia Park’s attendance based net sales increased by $325,598 or 44.2%. Our Missouri Park’s net sales increased by $7,025 or 4.9%. Our Missouri Park’s attendance based net sales decreased by $5,310 or 3.7%.

For the three month period ended April 2, 2017, attendance at our Georgia Park increased by 35.1%, while attendance at our Missouri Park decreased by 11.6%. We believe positive seasonal weather and overall favorable customer perception of our Georgia Park contributed higher attendance during the three month period ended April 2, 2017, while attendance at our Missouri Park for the same period was negatively impacted by unfavorable weather during March 2017.

Segment Operating Margin

Our consolidated segment operating margin increased by $249,823, resulting in segment income from operations of $486,402 for the three month period ended April 2, 2017 compared to $236,579 for the three month period ended April 3, 2016. Our Georgia Park’s segment income was $552,206, resulting in an increase of $259,047, principally as a result of higher attendance based net sales and higher animal sales, partially offset by higher cost of sales, and higher compensation, advertising, and general operating expenses. The segment loss for our Missouri Park was $65,804, an increase of $9,224, primarily as a result of lower attendance based net sales and higher overall operating expenses, partially offset by higher animal sales.

Corporate Expenses and Other

Corporate spending increased by $55,089 to $172,218 during the three month period ended April 2, 2017, primarily due to higher legal fees.

Interest Expense

Interest expense for the three month period ended April 2, 2017 was $50,796, a decrease of $5,832 compared with the three month period ended April 3, 2016, as a result of lower average term loan borrowing and no seasonal borrowing during fiscal 2017.

Income Taxes

For the fiscal year ending October 1, 2017, we expect to generate pre-tax income and to record a tax provision at an effective rate of approximately 38%. As such, we recorded a tax provision of $100,700 for the three month period ended April 2, 2017.

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

For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Income and Income Per Share

During the three month period ended April 2, 2017, we generated net income of $165,516 or $0.00 per basic share and per fully diluted share, compared to net income of $59,348 or $0.00 per basic share and per fully diluted share, for the three month period ended April 3, 2016, resulting in an improvement of $106,168. The primary drivers of the improvement in our net income for the three month period ended April 2, 2017 compared to the comparable 2016 fiscal period were a $259,047 increase in operating income for our Georgia Park and a $5,832 reduction in interest expense, partially offset by a $55,089 increase in Corporate spending, a $9,224 increase in the operating loss for our Missouri Park, and a $95,300 increase in income taxes.

Results of Operations For the Six Month Period Ended April 2, 2017 as Compared to Six Month Period Ended April 3, 2016

The following table shows our consolidated and segment operating results for the six month periods ended April 2, 2017 and April 3, 2016:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
Total net sales	$1,948,381	$1,406,989	$270,907	$249,475	$2,219,288	$1,656,464
Segment income (loss) from operations	943,766	472,326	(139,463)	(161,092)	804,303	311,234
Segment operating margin %	48.4%	33.6%	-51.5%	-64.6%	36.2%	18.8%

Corporate expenses					(433,199)	(276,441)
Other income (expense), net					4,659	4,022
Interest expense					(101,020)	(111,231)
Income (loss) before income taxes					$274,743	$(72,416)

Total Net Sales

On a reported basis, our total net sales for the six month period ended April 2, 2017 increased by $562,824, or 34.0%, to $2,219,288 versus the six month period ended April 3, 2016. On a reported basis, our Parks’ combined attendance based net sales increased by $509,044 or 31.0%, and animal sales increased $53,780. On a comparable 26-week basis, our Parks’ combined attendance based net sales increased by $540,793 or 33.6%.

Our Georgia Park’s reported net sales increased by $541,392 or 38.5%. Our Georgia Park’s attendance based net sales increased by 36.2% and 38.3%, on a reported and comparable 26-week basis, respectively. Our Missouri Park’s reported net sales increased by $21,432 or 8.6%. Our Missouri Park’s attendance based net sales increased by 0.7% and 5.3%, on a reported and comparable 26-week basis, respectively.

On a comparable 26-week basis for the six month period ended April 2, 2017, attendance at our Georgia and Missouri Parks increased by 30.9% and 0.6%, respectively. We believe positive seasonal weather and overall favorable customer perception of our Georgia Park contributed higher attendance during the 26-week comparable period ended April 2, 2017, while attendance at our Missouri Park for the same period was negatively impacted by unfavorable weather during March 2017.

Segment Operating Margin

Our consolidated segment operating margin increased by $493,069, resulting in segment income from operations of $804,303 for the six month period ended April 2, 2017 compared to $311,234 for the six month period ended April 3, 2016. Our Georgia Park’s segment income was $943,766, resulting in an increase of $471,440, principally as a result of higher attendance based net sales and higher animal sales, partially offset by higher cost of sales, and higher compensation and general operating expenses. The segment loss for our Missouri Park was $139,463, a decrease of $21,629, primarily as a result of higher animal sales.

Corporate Expenses and Other

Corporate spending increased by $156,758 to $433,199 during the six month period ended April 2, 2017, primarily due to higher legal fees and compensation expense.

Interest Expense

Interest expense for the six month period ended April 2, 2017 was $101,020, a decrease of $10,211 compared with the six month period ended April 3, 2016, as a result of lower average term loan borrowing and no seasonal borrowing during fiscal 2017.

Income Taxes

For the fiscal year ending October 1, 2017, we expect to generate pre-tax income and to record a tax provision at an effective rate of approximately 38%. As such, we recorded a tax provision of $104,000 for the six month period ended April 2, 2017.

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

For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Income and Income Per Share

During the six month period ended April 2, 2017, we generated net income of $170,743 or $0.00 per basic share and per fully diluted share, compared to a net loss of $77,816 or $0.00 per basic share and per fully diluted share, for the six month period ended April 3, 2016, resulting in an improvement of $248,559. The primary drivers of the improvement in our net income for the six month period ended April 2, 2017 compared to the comparable 2016 fiscal period were a $471,440 increase in operating income for our Georgia Park, a $21,629 reduction in the operating loss for our Missouri Park, and a $10,211 reduction in interest expense, partially offset by a $156,758 increase in Corporate spending and a $98,600 increase in income taxes.

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

Our working capital was $1.44 million as of April 2, 2017, compared to $1.40 million as of October 2, 2016. This increase in working capital primarily reflects seasonal operating cash flow offset by capital expenditures and scheduled payments on our term debt during the first six months of our 2017 fiscal year.

Total loan debt, including current maturities, as of April 2, 2017 was $3.16 million compared to $3.22 million as of October 2, 2016. The decrease in total loan debt was a result of scheduled payments against our term loan during the six month period ended April 2, 2017. Our LOC balance was $0 as of April 2, 2017 and October 2, 2016, respectively.

As of April 2, 2017, we had equity of $5.70 million and total loan debt of $3.16 million, resulting in a debt to equity ratio of 0.56 to 1.0. Our debt to equity ratio was 0.58 to 1.0 as of October 2, 2016.

Operating Activities

Net cash used in operating activities was $2,374 for the six month period ended April 2, 2017, compared to $23,435 for the six month period ended April 3, 2016. Excluding the $372,416 of restricted cash paid out for the Harper judgment award, cash flow related to operating activities improved by $393,477 for the six month period ended April 2, 2017, primarily as a result of an increase in net income and lower working capital requirements.

Investing Activities

Net cash provided by investing activities was $120,508 for the six month period ended April 2, 2017, compared to net cash used in investing activities of $215,100 for the six month period ended April 3, 2016. Excluding the one-time reduction in restricted cash associated with the payout of the Harper judgment award, investing activities in property and equipment were $335,984 for the six month period ended April 2, 2017, compared to $215,100 in the comparable period in the prior year.

Financing Activities

Net cash used in financing activities was $61,169 for the six month period ended April 2, 2017, compared to net cash provided by financing activities of $62,817 for the six month period ended April 3, 2016. During the first six months of our 2016 fiscal year we utilized our LOC with CB&T for seasonal borrowing on a net basis totaling $120,700, which has not been required during the first six months of our 2017 fiscal year. Payments on our term loan, totaling $61,169 and $57,883 for the six month periods ended April 2, 2017 and April 3, 2016, respectively, have been according to schedule.

Subsequent Events

On March 30, 2017, we settled our litigation against a former officer and director of the Company, which was finalized and released from escrow on April 21, 2017. For more information regarding this Order see “NOTE 9. COMMITMENTS AND CONTINGENCIES” herein.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended April 2, 2017 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Background

In September 2009, we filed an action against Larry Eastland, the Company’s former President and CEO, in the Eighth Judicial District Court of the State of Nevada (Parks! America, Inc. vs. Eastland; et al., Case No. 09-A-599668). We brought this action to obtain a Temporary Restraining Order and injunctive relief against Mr. Eastland and his related companies as to their attempt to install a new Board of Directors for the Company. The Temporary Restraining Order was granted, as was the Preliminary Injunction.

In June 2012, we amended our complaint against the original defendants to, among other things, add new claims for relief, as well as join as defendants, LEA Capital Advisors, LLC, an entity controlled by Mr. Eastland (LEA Capital Advisors, LLC and the original defendants are collectively referred to herein as the “Eastland Defendants”), and Stanley Harper and Computer Contact Service, Inc., an entity controlled by Mr. Harper (together the “Harper Defendants”) for breaches of contract and fiduciary duty with regard to the Company’s purchase of TempSERV on September 30, 2007, its subsequent re-conveyance of TempSERV to Computer Contact Service, Inc. as of January 1, 2009, and other conduct of management at that time. We were seeking damages in excess of $1.8 million.

Discovery was conducted on the claims between the parties, after which the Harper Defendants filed a Motion for Summary Judgment asking that the claims against them be dismissed and that the counterclaims asserted by the Harper Defendants against the Company be granted. After briefing and argument, the Court granted summary judgment in favor of the Harper Defendants. Because one of the contracts at issue contained a legal fee provision, the Harper Defendants filed a motion seeking to recover legal fees and costs. On October 24, 2014, the Court granted the Harper Defendants’ motion in part and ordered the Company to pay $304,328 in costs and attorney’s fees to the Harper Defendants.

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

The separate claims against the Eastland Defendants then remained for trial in Nevada District Court.

Settlement

As of March 30, 2017, the portion of our District Court action against the Eastland Defendants has been resolved, subject to a fully-executed Settlement Agreement and Release (the “Eastland Settlement Agreement”), which was held in escrow. Pursuant to the Eastland Settlement Agreement, we, among other things, consented to the sale by certain of the Eastland Defendants of 10,010,000 shares of the Company’s common stock to Nicholas Parks (the “NP Transaction”). We received a settlement payment of $80,000 on April 21, 2017 and the settlement documents were released from escrow. A Stipulation and Order to Dismiss the Litigation with Prejudice was filed on April 24, 2017. As part of the NP Transaction, the Company and Nicholas Parks entered into a Settlement Agreement and Release dated as of March 30, 2017 (the “NP Settlement Agreement”). This Agreement also has been released from escrow and is effective. As a result of the NP Transaction, Nicholas Parks holds shares representing approximately 13.4% of the outstanding common stock of the Company. In addition, the Company received 10,000 shares from the Eastland Defendants, which shares we intend to cancel.

Other Matters

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Employment Agreement Between Jim Meikle and Parks! America, Inc. Dated April 1, 2017.
31.1	Certification by Chief Executive Officer as required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer as required by Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

PARKS! AMERICA, INC.

May 10, 2017	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer (Principal Executive Officer)