Form 10-Q
period 2017-07-02
PARKS AMERICA, INC
filed 2017-08-09
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2017

OR

[   ]. TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [   ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]. No [X]

As of August 7, 2017, the issuer had 74,671,537 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of July 2, 2017 and October 2, 2016

	July 2, 2017	October 2, 2016
ASSETS
Cash – unrestricted	$2,785,664	$1,482,777
Cash – restricted (Note 3)	-	456,492
Inventory	133,573	107,573
Prepaid expenses	34,066	87,760
Total current assets	2,953,303	2,134,602

Property and equipment, net	6,555,394	6,432,897
Intangible assets, net	2,400	3,000
Deferred tax asset	375,405	777,124
Other assets	9,199	8,500
Total assets	$9,895,701	$9,356,123

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$42,330	$24,106
Other current liabilities	355,765	231,392
Accrued judgment award (Note 9)	-	372,416
Current portion of long-term debt, net	120,113	104,652
Total current liabilities	518,208	732,566

Long-term debt, net	3,026,384	3,113,603
Total liabilities	3,544,592	3,846,169

Stockholders’ equity
Common stock; 300,000,000 shares authorized,
at $.001 par value; 74,671,537 and 74,531,537
shares issued and outstanding, respectively	74,671	74,531
Capital in excess of par	4,825,666	4,809,606
Treasury stock	(3,250)	(3,250)
Retained earnings	1,454,022	629,067
Total stockholders’ equity	6,351,109	5,509,954
Total liabilities and stockholders’ equity	$9,895,701	$9,356,123

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended July 2, 2017 and July 3, 2016

	For the three months ended		For the nine months ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net sales	$2,110,476	$1,819,140	$4,259,657	$3,459,277
Sale of animals	4,027	-	74,134	16,327
Total net sales	2,114,503	1,819,140	4,333,791	3,475,604

Cost of sales	189,151	182,141	440,245	390,078
Selling, general and administrative	808,363	717,261	2,226,862	1,960,395
Depreciation and amortization	89,450	85,200	268,350	255,800
(Gain) loss on disposal of operating assets, net	-	2,623	(309)	2,623
Income from operations	1,027,539	831,915	1,398,643	866,708

Other income (expense), net	82,472	1,978	87,131	6,000
Interest expense	(49,799)	(52,144)	(150,819)	(163,375)
Income before income taxes	1,060,212	781,749	1,334,955	709,333

Income tax provision	406,000	50,100	510,000	55,500
Net income	$654,212	$731,649	$824,955	$653,833

Income per share - basic and diluted	$0.01	$0.01	$0.01	$0.01

Weighted average shares outstanding (in 000's) - basic and diluted	74,674	74,531	74,632	74,488

The accompanying notes are an integral part of these consolidated financial statements.

Parks! America, Inc. and Subsidiaries
Consolidated Statements Changes in Stockholders' Equity
For the Nine Months Ended July 2, 2017 and Year Ended October 2, 2016

					Retained Earnings (Accumulated Deficit)

			Capital in Excess of Par	Treasury Stock
	Shares	Amount				Total
Balance at September 27, 2015	74,381,537	$74,381	$4,801,506	$(3,250)	$(1,272,490)	$3,600,147
Issuance of common stock to Directors	150,000	150	8,100	-	-	8,250
Net income for the year
ended October 2, 2016	-	-	-	-	1,901,557	1,901,557
Balance at October 2, 2016	74,531,537	74,531	4,809,606	(3,250)	629,067	5,509,954
Issuance of common stock to Directors	150,000	150	16,050	-	-	16,200
Common stock returned to the Company
in conjunction with a legal settlement	(10,000)	(10)	10	-	-	-
Net income for the nine months
ended July 2, 2017	-	-	-	-	824,955	824,955
Balance at July 2, 2017	74,671,537	$74,671	$4,825,666	$(3,250)	$1,454,022	$6,351,109

The accompanying notes are an integral part of these condensed financial statements.

Parks! America, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended July 2, 2017 and July 3, 2016

	For the nine months ended
	July 2, 2017	July 3, 2016
OPERATING ACTIVITIES:
Net income	$824,955	$653,833
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization expense	268,350	255,800
Interest expense - loan fee amortization	7,806	7,806
(Gain) loss on disposal of assets	(309)	2,623
Stock-based compensation	16,200	8,250
Changes in assets and liabilities
(Increase) decrease in inventory	(26,000)	3,900
(Increase) decrease in prepaid expenses	53,694	45,878
Increase (decrease) in accounts payable	18,224	(32,094)
Increase (decrease) in other current liabilities	124,373	49,079
Increase (decrease) in accrued judgment award	(372,416)	-
(Increase) decrease in deferred tax asset	401,719	-
Net cash provided by operating activities	1,316,596	995,075

INVESTING ACTIVITIES:
Acquisition of property and equipment	(390,637)	(277,042)
(Increase) decrease in restricted cash	456,492	-
Net cash provided by (used in) investing activities	65,855	(277,042)

FINANCING ACTIVITIES:
Proceeds from lines of credit and related party borrowings	-	220,000
Repayment of lines of credit and related party borrowings	-	(220,000)
Payments on notes payable	(79,564)	(89,384)
Net cash used in financing activities	(79,564)	(89,384)

Net increase in cash	1,302,887	628,649
Cash at beginning of period	1,482,777	563,096
Cash at end of period	$2,785,664	$1,191,745

Supplemental Cash Flow Information:
Cash paid for interest	$131,192	$150,220
Cash paid for income taxes	$116,770	$76,525

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 2, 2017

NOTE 1. ORGANIZATION

Parks! America, Inc. (“Parks” or the “Company”) was originally incorporated on July 30, 1954 as Painted Desert Uranium & Oil Co., Inc. in Washington State. On October 1, 2002, Painted Desert Uranium & Oil Co., Inc. changed its name to Royal Pacific Resources, Inc. and its corporate domicile to the State of Nevada.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months and nine months ended July 2, 2017 and July 3, 2016 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. In the opinion of management interim results reflect all normal and recurring adjustments, and are not necessarily indicative of the results for a full fiscal year.

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

July 2, 2017

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

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had no accounts receivable as of July 2, 2017 and October 2, 2016, respectively.

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

	July 2, 2017	October 2, 2016	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Ground improvements	893,433	824,427	7-25 years
Buildings and structures	2,882,285	2,882,285	10-39 years
Animal shelters and habitats	1,270,224	1,219,023	10-39 years
Park animals	727,705	642,769	5-10 years
Equipment - concession and related	221,493	221,493	3-15 years
Equipment and vehicles - yard and field	545,381	512,445	3-15 years
Vehicles - buses and rental	209,626	186,932	3-5 years
Rides and entertainment	181,867	181,867	5-10 years
Furniture and fixtures	60,485	60,485	5-10 years
Projects in process	124,974	-
Property and equipment, cost	9,624,653	9,238,906
Less accumulated depreciation	(3,069,259)	(2,806,009)
Property and equipment, net	$6,555,394	$6,432,897

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

Other Current Liabilities: The following is a breakdown of other current liabilities:

	July 2, 2017	October 2, 2016
Accrued sales taxes	$53,911	$28,928
Accrued wages and payroll taxes	47,821	23,814
Accrued income taxes	37,400	45,426
Deferred revenue	33,798	16,532
Accrued property taxes	29,174	37,408
Other accrued liabilities	153,661	79,284
Other current liabilities	$355,765	$231,392

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 2, 2017

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

Stock Based Compensation: The Company recognizes compensation costs on a straight-line basis over the requisite service period associated with the grant. No activity has occurred in relation to stock options during any period presented. The Company awards shares of its common stock to members of its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company recognizes the expense based on the fair market value at time of the grant. Each director is typically granted 25,000 restricted shares annually, usually toward the end of the calendar year.

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

NOTE 3. RESTRICTED CASH

As of February 5, 2015, the Company was required to post a security of $456,492 (the “Security Amount”) in connection with the Company’s appeal of a summary judgment and award of costs more fully described in “NOTE 9. COMMITMENTS AND CONTINGENCIES” herein. The Company deposited the Security Amount, in cash, in a newly established account with Fifth Third Bank, an Ohio Banking Corporation (“Fifth Third”) and on July 8, 2015, Fifth Third issued a “Letter of Credit” equal to the Security Amount to the “Harper Defendants” (as that term is defined in NOTE 9). On November 8, 2016, $372,416 was paid out to the Harper Defendants against the Letter of Credit as a final settlement of the judgment and award of costs. As a result, the balance of the security amount, net of fees, was no longer restricted and on November 17, 2016 approximately $79,300 was returned to the Company as unrestricted funds.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 2, 2017

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

	July 2, 2017	October 2, 2016
Refinancing Loan principal outstanding	$3,286,943	$3,366,507
Less: unamortized debt closing costs	(140,446)	(148,252)
Gross long-term debt	3,146,497	3,218,255
Less current portion of long-term debt, net of unamortized debt closing costs	(120,113)	(104,652)
Long-term debt	$3,026,384	$3,113,603

As of July 2, 2017, the scheduled future principal maturities by fiscal year are as follows:

2017	$31,932
2018	132,406
2019	140,223
2020	148,502
2021	157,270
thereafter	2,676,610
Total	$3,286,943

Interest expense of $49,799 and $52,144 for the three month period ended July 2, 2017 and July 3, 2016, respectively, includes $2,602 of amortization of debt closing costs in each period. Interest expense of $150,819 and $163,375 for the nine month period ended July 2, 2017 and July 3, 2016, respectively, includes $7,806 of amortization of debt closing costs in each period.

Effective October 3, 2016, the Company retroactively adopted the requirements of ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-50): Simplifying the Presentation of Debt Issuance Costs, to present debt issuance costs as a reduction of the carrying amount of the related debt rather than an asset. Long-term debt and the current portion long-term debt as of October 2, 2016 were previously reported on the balance sheet as $3,251,447 and $115,060, respectively, with the associated $148,252 of unamortized debt closing costs reported in intangible assets. Amortization of debt closing costs of $2,602 and $7,806 for the three month and nine month periods ended July 2, 2017 and July 3, 2016, respectively, is reported as interest expense in the Consolidated Statements of Operations. Such amortization of debt closing costs was previously reported as amortization expense in the Consolidated Statement of Operations for the three month and nine month periods ended July 3, 2016, respectively.

NOTE 5. LINES OF CREDIT

The Company maintains a $350,000 line of credit loan (the “LOC”) from CB&T for working capital purposes. This LOC has an initial term of seven years, ending on January 8, 2020, and is subject to the satisfactory performance by the Company. The LOC interest rate is tied to the prime rate and was 6.00% as of July 2, 2017, with a minimum rate of 5.25%. The closing costs for the LOC totaled $11,482 and are being amortized over the initial seven-year term of the loan. As of July 2, 2017 and October 2, 2016, respectively, there was no outstanding balance against the LOC. When applicable, all advances on the Company’s LOC are recorded as current liabilities.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 2, 2017

NOTE 6. STOCKHOLDERS’ EQUITY

Shares of common stock issued for service to the Company are valued based on market price on the date of issuance. On December 20, 2016, the Company awarded a total of 150,000 shares of its common stock to six Directors for their service on the Board of Directors at a fair market value of $0.108 per share or $16,200, which was reported as an expense in the first quarter of the 2017 fiscal year. On December 18, 2015, the Company awarded 150,000 shares of its common stock to six Directors for their service on the Board of Directors at a fair market value of $0.055 per share or $8,250, which was reported as an expense in the first quarter of the 2016 fiscal year.

Officers, Directors and their controlled entities own approximately 55.6% of the outstanding common stock of the Company as of July 2, 2017.

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

NOTE 8. INCOME TAXES

For the nine month period ended July 2, 2017, the Company reported a pre-tax income of $1,334,955. For the fiscal year ending October 1, 2017 the Company expects to generate pre-tax income and to record a tax provision at an effective rate of approximately 38%. As such, the Company recorded a tax provision of $510,000 for the nine month period ended July 2, 2017.

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

July 2, 2017

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

The Company appealed the summary judgment orders and the award of costs and attorney’s fees. On July 28, 2016, the Supreme Court of the State of Nevada issued an order mostly affirming the Eighth Judicial District Court’s summary judgment rulings and award of attorney’s fees and costs in favor of the Harper Defendants. After exhausting the Company’s options to further pursue its action against the Harper Defendants, the Company reached a final settlement with the Harper Defendants totaling $372,416, inclusive of additional attorney’s fees, costs and interest (the “Harper Judgment Award”), which was paid on November 8, 2016.

The separate claims against the Eastland Defendants then remained for trial in Nevada District Court.

Settlement with the Eastland Defendants

The Company entered into a settlement and release agreement dated March 30, 2017 (the “Eastland Settlement Agreement”) with certain the Eastland Defendants to settle the District Court Action. Pursuant to the Eastland Settlement Agreement, the Eastland Defendants agreed to make a settlement payment of $80,000 to the Company and assign 10,000 shares of the Company’s common stock beneficially owned by one of the Eastland Defendants to the Company (the “Settlement Shares”), and the Company consented to the sale of 10,010,000 shares of common stock beneficially owned by the Eastland Defendants to Nicholas Parks (the “NP Transaction”). On April 21, 2017, the Company received the $80,000 settlement payment and the Settlement Shares. A Stipulation and Order to Dismiss the Litigation with Prejudice was filed on April 24, 2017.

As part of the NP Transaction, the Company and Nicholas Parks entered into a Settlement Agreement and Release dated March 30, 2017 (the “NP Settlement Agreement”). This Agreement also has been released from escrow and is effective. As a result of the NP Transaction, Nicholas Parks holds shares representing approximately 13.4% of the outstanding common stock of the Company.

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

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended		For the nine months ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Total net sales:
Georgia	$1,766,845	$1,481,336	$3,715,226	$2,888,325
Missouri	347,658	337,804	618,565	587,279
Consolidated	$2,114,503	$1,819,140	$4,333,791	$3,475,604

Income (loss) before income taxes:
Georgia	$1,134,511	$894,443	$2,078,277	$1,366,769
Missouri	42,034	65,610	(97,429)	(95,482)
Segment total	1,176,545	960,053	1,980,848	1,271,287
Corporate	(149,006)	(128,138)	(582,205)	(404,579)
Other income (expense), net	82,472	1,978	87,131	6,000
Interest expense	(49,799)	(52,144)	(150,819)	(163,375)
Consolidated	$1,060,212	$781,749	$1,334,955	$709,333

			As of
			July 2, 2017	October 2, 2016
Total assets:
Georgia			$6,538,463	$5,350,266
Missouri			2,656,184	2,633,066
Corporate			701,054	1,372,791
Consolidated			$9,895,701	$9,356,123

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to July 2, 2017 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited consolidated financial statements.

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

Our goal is to build a family of theme parks primarily through acquisitions of small, local and regional, privately owned existing parks and to develop a series of compatible, themed attractions. When evaluating possible acquisitions, we rely on the following primary criteria:

•Properties that have an operating history;

•Properties that our management team believes have the potential to increase profits and operating efficiencies; and

•Properties where there is additional, underutilized land available for expansion of operations.

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

Among our highest priorities is the continued improvement of the operating performance and profit at our Missouri Park. Since we acquired our Missouri Park in March 2008, we have worked to upgrade the Park’s physical facilities and dramatically improve its concessions. During our 2015 fiscal year, we completed the installation of five amusement park “kiddie” rides at our Missouri Park. These rides are targeted toward families with children between the ages of three and twelve years old. The addition of these rides is a continuation of our ongoing effort to improve the overall guest experience, as well as public perception of our Missouri Park, and it is our belief that the addition of these rides will help increase attendance and average spending per guest visit. We will continue to focus our efforts to promote our Missouri Park and make additional improvements as our capital budget allows. We expect that over the course of several years these efforts will ultimately yield favorable results.

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

Our income from operations and operating cash flow have improved significantly over the past three fiscal years, including the first nine months of our 2017 fiscal year. These improvements are primarily attributable to a combination of increased attendance revenues and strong operating cost controls. The Refinancing Loan has also provided us with incremental cash flow margin. However, our current size and operating model leave us little room for error. Any future capital raised by us is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, us may not be sufficient to fund our capital and liquidity needs for the near-term.

Our 2017 fiscal year will end on October 1, 2017 and will be comprised of 52 weeks. Our 2016 fiscal year ended on October 2, 2016 and was comprised of 53 weeks. The additional week in our 2016 fiscal year occurred within the three months ended January 2, 2016. As such, we will discuss Park attendance based net sales on both a reported, as well as a comparable 39-week, basis for the nine months ended July 2, 2017 as compared to the prior year. (Note, reported attendance based net sales for the three month periods ended July 2, 2017 and July 3, 2016 are already on a comparable 13-week basis).

Results of Operations For the Three Month Period Ended July 2, 2017 as Compared to Three Month Period Ended July 3, 2016

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

The following table shows our consolidated and segment operating results for the three month periods ended July 2, 2017 and July 3, 2016:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
Total net sales	$1,766,845	$1,481,336	$347,658	$337,804	$2,114,503	$1,819,140
Segment income from operations	1,134,511	894,443	42,034	65,610	1,176,545	960,053
Segment operating margin %	64.2%	60.4%	12.1%	19.4%	55.6%	52.8%

Corporate expenses					(149,006)	(128,138)
Other income (expense), net					82,472	1,978
Interest expense					(49,799)	(52,144)
Income before income taxes					$1,060,212	$781,749

Total Net Sales

On a reported basis, our total net sales for the three month period ended July 2, 2017 increased by $295,363, or 16.2%, to $2,114,503 versus the three month period ended July 3, 2016. Our Parks’ combined attendance based net sales increased by $291,336 or 16.0%, and animal sales increased $4,027.

Our Georgia Park’s net sales increased by $285,509 or 19.3%. Our Georgia Park’s attendance based net sales increased by $281,482 or 19.0%. Our Missouri Park’s attendance based net sales increased by $9,854 or 2.9%.

For the three month period ended July 2, 2017, attendance at our Georgia Park increased by 12.0%, while attendance at our Missouri Park decreased by 1.3%. We believe positive seasonal weather and overall favorable customer perception of our Georgia Park contributed to the higher attendance during the three month period ended July 2, 2017, while attendance at our Missouri Park for the same period was negatively impacted by unfavorable weather.

Segment Operating Margin

Our consolidated segment operating margin increased by $216,492, resulting in segment income from operations of $1,176,545 for the three month period ended July 2, 2017 compared to $960,053 for the three month period ended July 3, 2016. Our Georgia Park’s segment income was $1,134,511, resulting in an increase of $240,068, principally as a result of higher attendance based net sales, partially offset by higher cost of sales, and higher compensation and general operating expenses. Our Missouri Park generated segment income of $42,034, a decrease of $23,576, as higher overall operating expenses more than offset higher attendance based net sales.

Corporate Expenses and Other

Corporate spending increased by $20,868 to $149,006 during the three month period ended July 2, 2017, primarily due to higher legal fees.

Other Income (Expense), Net

Pursuant to a legal settlement, we received a settlement payment of $80,000 on April 20, 2017, which has been included in other income. For additional information, see “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements (Unaudited).

Interest Expense

Interest expense for the three month period ended July 2, 2017 was $49,799, a decrease of $2,345 compared with the three month period ended July 3, 2016, as a result of lower average term loan borrowing and no seasonal borrowing during the 2017 fiscal year.

Income Taxes

For the fiscal year ending October 1, 2017, we expect to generate pre-tax income and to record a tax provision at an effective rate of approximately 38%. As such, we recorded a tax provision of $406,000 for the three month period ended July 2, 2017.

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

For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Income and Income Per Share

During the three month period ended July 2, 2017, we generated net income of $654,212 or $0.01 per basic share and per fully diluted share, compared to net income of $731,649 or $0.01 per basic share and per fully diluted share, for the three month period ended July 3, 2016, resulting in an decrease of $77,437. Two significant one-time items impacted this year-over-year net income comparison, an increase in our income tax provision of $355,900, partially offset by the $80,000 one-time gain from the legal settlement. Excluding the $80,000 one-time gain from the legal settlement for the three month period ended July 2, 2017 and applying a comparable effective income tax rate to the three month period ended July 3, 2016, our net income for the three month period ended July 2, 2017 would have increased by approximately $122,600. The primary drivers for this improvement are a $240,068 increase in operating income for our Georgia Park and a $2,345 reduction in interest expense, partially offset by a $75,800 increase in our normalized income tax provision, a $23,576 decrease in the operating income for our Missouri Park and a $20,868 increase in Corporate spending.

Results of Operations For the Nine Month Period Ended July 2, 2017 as Compared to Nine Month Period Ended July 3, 2016

The following table shows our consolidated and segment operating results for the nine month periods ended July 2, 2017 and July 3, 2016:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
Total net sales	$3,715,226	$2,888,325	$618,565	$587,279	$4,333,791	$3,475,604
Segment income from operations	2,078,277	1,366,769	(97,429)	(95,482)	1,980,848	1,271,287
Segment operating margin %	55.9%	47.3%	-15.8%	-16.3%	45,7%	36.6%

Corporate expenses					(582,205)	(404,579)
Other income (expense), net					87,131	6,000
Interest expense					(150,819)	(163,375)
Income before income taxes					$1,334,955	$709,333

Total Net Sales

On a reported basis, our total net sales for the nine month period ended July 2, 2017 increased by $858,187, or 24.7%, to $4,333,791 versus the nine month period ended July 3, 2016. On a reported basis, our Parks’ combined attendance based net sales increased by $800,380 or 23.1%, and animal sales increased $57,807. On a comparable 39-week basis, our Parks’ combined attendance based net sales increased by $832,129 or 24.3%.

Our Georgia Park’s reported net sales increased by $826,901 or 28.6%. Our Georgia Park’s attendance based net sales increased by 27.3% and 28.3%, on a reported and comparable 39-week basis, respectively. Our Missouri Park’s reported net sales increased by $31,286 or 5.3%. Our Missouri Park’s attendance based net sales increased by 2.0% and 3.9%, on a reported and comparable 39-week basis, respectively.

On a comparable 39-week basis for the nine month period ended July 2, 2017, attendance at our Georgia Park increased by 20.1%, while attendance at our Missouri Park decreased 2.3%. We believe positive seasonal weather and overall favorable customer perception of our Georgia Park contributed to the higher attendance during the 39-week comparable period ended July 2, 2017, while attendance at our Missouri Park for the same period was negatively impacted by unfavorable weather.

Segment Operating Margin

Our consolidated segment operating margin increased by $709,561, resulting in segment income from operations of $1,980,848 for the nine month period ended July 2, 2017 compared to $1,271,287 for the nine month period ended July 3, 2016. Our Georgia Park’s segment income was $2,078,277, resulting in an increase of $711,508, principally as a result of higher attendance based net sales and higher animal sales, partially offset by higher cost of sales, and higher compensation and general operating expenses. The segment loss for our Missouri Park was $97,429, a decrease of $1,947, primarily as a result of higher general operating expenses, largely offset by higher animal sales and higher attendance based net sales.

Corporate Expenses and Other

Corporate spending increased by $177,626 to $582,205 during the nine month period ended July 2, 2017, primarily due to higher legal fees and compensation expense.

Other Income (Expense), Net

Pursuant to a legal settlement, we received a settlement payment of $80,000 on April 20, 2017, which has been included in other income. For additional information, see “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements (Unaudited).

Interest Expense

Interest expense for the nine month period ended July 2, 2017 was $150,819, a decrease of $12,556 compared with the nine month period ended July 3, 2016, as a result of lower average term loan borrowing and no seasonal borrowing during the 2017 fiscal year.

Income Taxes

For the fiscal year ending October 1, 2017, we expect to generate pre-tax income and to record a tax provision at an effective rate of approximately 38%. As such, we recorded a tax provision of $510,000 for the nine month period ended July 2, 2017.

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

For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Income and Income Per Share

During the nine month period ended July 2, 2017, we generated net income of $824,955 or $0.01 per basic share and per fully diluted share, compared to net income of $653,833 or $0.01 per basic share and per fully diluted share, for the nine month period ended July 3, 2016, resulting in an increase of $171,122. Two significant one-time items impacted this year-over-year net income comparison, a $454,500 increase in our provision for income taxes and other income of $80,000 from the legal settlement. Excluding the $80,000 one-time gain from the legal settlement for the nine month period ended July 2, 2017 and applying a comparable effective income tax rate to the nine month period ended July 3, 2016, our net income for the nine month period ended July 2, 2017 would have increased by approximately $338,200. The primary drivers for this improvement are a $711,508 increase in operating income for our Georgia Park and a $12,556 reduction in interest expense, partially offset by $207,400 increase in our normalized income tax provision, a $177,626 increase in Corporate spending and a $1,947 decrease in the operating loss of our Missouri Park

Financial Condition, Liquidity and Capital Resources

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

Our working capital was $2.44 million as of July 2, 2017, compared to $1.40 million as of October 2, 2016. This increase in working capital primarily reflects strong operating cash flow offset by capital expenditures and scheduled payments on our term debt during the first nine months of our 2017 fiscal year.

Total loan debt, including current maturities, as of July 2, 2017 was $3.15 million compared to $3.22 million as of October 2, 2016. The decrease in total loan debt was a result of scheduled payments against our term loan during the nine month period ended July 2, 2017. Our LOC balance was $0 as of July 2, 2017 and October 2, 2016, respectively.

As of July 2, 2017, we had equity of $6.35 million and total loan debt of $3.15 million, resulting in a debt to equity ratio of 0.50 to 1.0. Our debt to equity ratio was 0.58 to 1.0 as of October 2, 2016.

Operating Activities

Net cash provided by operating activities was $1,316,596 for the nine month period ended July 2, 2017, compared to $995,075 for the nine month period ended July 3, 2016. Excluding the $372,416 of restricted cash paid out for the Harper Judgment Award (as further described in PART II, ITEM 1-“LEGAL PROCEEDINGS” herein) and the $401,719 deferred tax asset utilization, cash flow provided by operating activities improved by $292,218 for the nine month period ended July 2, 2017, primarily as a result of an increase in net income and lower working capital requirements.

Investing Activities

Net cash provided by investing activities was $65,855 for the nine month period ended July 2, 2017, compared to net cash used in investing activities of $277,042 for the nine month period ended July 3, 2016. Excluding the one-time reduction in restricted cash associated with the payout of the Harper Judgment Award, investing activities in property and equipment were $390,637 for the nine month period ended July 2, 2017, compared to $277,042 in the comparable period in the prior year, resulting in an increase of $113,595.

Financing Activities

Net cash used in financing activities was $79,564 for the nine month period ended July 2, 2017, compared to $89,384 for the nine month period ended July 3, 2016, with the total for each period reflecting scheduled payments on our term loan.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended July 2, 2017 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

We appealed the summary judgment orders and the award of costs and attorney’s fees. On July 28, 2016, the Supreme Court of the State of Nevada issued an order mostly affirming the Eighth Judicial District Court’s summary judgment rulings and award of attorney’s fees and costs in favor of the Harper Defendants. After exhausting the options to further pursue our action against the Harper Defendants, we reached a final settlement with the Harper Defendants totaling $372,416, inclusive of additional attorney’s fees, costs and interest (the “Harper Judgment Award”), which was paid on November 8, 2016.

The separate claims against the Eastland Defendants then remained for trial in Nevada District Court.

Settlement with the Eastland Defendants

We entered into a settlement and release agreement dated as of March 30, 2017 (the “Eastland Settlement Agreement”) with certain the Eastland Defendants to settle the District Court Action. Pursuant to the Eastland Settlement Agreement, the Eastland Defendants agreed to make a settlement payment of $80,000 to the Company and assign 10,000 shares of the Company’s common stock beneficially owned by one of the Eastland Defendants to the Company (the “Settlement Shares”), and we consented to the sale of 10,010,000 shares of common stock beneficially owned by the Eastland Defendants to Nicholas Parks (the “NP Transaction”). On April 21, 2017, the Company received the $80,000 settlement payment and the Settlement Shares. A Stipulation and Order to Dismiss the Litigation with Prejudice was filed on April 24, 2017.

As part of the NP Transaction, we entered into a Settlement Agreement and Release with Nicholas Parks, dated as of March 30, 2017 (the “NP Settlement Agreement”). This Agreement also has been released from escrow and is effective. As a result of the NP Transaction, Nicholas Parks holds shares representing approximately 13.4% of the outstanding common stock of the Company.

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

We currently have $5.0 million of liability insurance per occurrence and in aggregate, per Park. We will continue to use reasonable commercial efforts to maintain policies of liability, fire and casualty insurance sufficient to provide reasonable coverage for risks arising from accidents, fire, weather, other acts of God, and other potential casualties. There can be no assurance that we will be able to obtain adequate levels of insurance to protect against suits and judgments in connection with accidents or other disasters that may occur in our Parks.

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

PARKS! AMERICA, INC.

August 9, 2017	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer (Principal Executive Officer)