Form 10-K
period 2017-10-01
PARKS AMERICA, INC
filed 2017-12-08
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2017

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No[   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes [   ] No [X]

The aggregate market value of the issued and outstanding stock held by non-affiliates of the registrant as of March 31, 2017 (the last business day of the most recently completed second quarter) was approximately $5,137,659. For purposes of the above statement only, all directors, executive officers and 10% stockholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of December 4, 2017, the issuer had 74,671,537 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 1, 2017

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

Our actual results may differ significantly from those projected in the forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "RISK FACTORS", that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: competition from other parks which we believe is increasing, weather conditions during our primary tourist season, the price of animal feed and the price of gasoline. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot guarantee future results, levels of activity, performance or achievements.

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

Our Parks are open year round but experience increased seasonal attendance, typically beginning in the latter half of March through early September. On a combined basis, net sales for the third and fourth quarter of our last two fiscal years represented approximately 64% to 67% of annual net sales.

Our business plan includes expansion via the acquisition of additional local or regional theme parks and attractions, if attractive opportunities arise. However, we have not made an acquisition since 2008 and there can be no assurance that we will be successful in acquiring and operating additional local or regional theme parks and attractions. We believe acquisitions, if any, should not unnecessarily encumber the Company with additional debt that cannot be justified by current operations. We may also pursue contract management opportunities for themed attractions owned by third parties. By using a combination of equity, debt and other financing options, we intend to carefully monitor stockholder value in conjunction with the pursuit of growth.

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

Wild Animal Safari, Inc. – Our Georgia Park

On June 13, 2005, Wild Animal – Georgia acquired our Georgia Park in Pine Mountain, Georgia. Our Georgia Park is situated within a 200-acre portion of a 500-acre plot, which is owned by Wild Animal – Georgia, located approximately 75 miles southwest of Atlanta. Our Georgia Park includes a drive-through animal viewing area that opened in 1991. It is home to over 600 animals, birds and reptiles, comprised of over 65 species. The majority of the animals roam wild in a natural habitat. Visitors are able to observe, photograph and feed the animals along the more than three miles of paved roads that run throughout the drive-through section of our Georgia Parks’ natural habitat area. Some animals are contained in special fenced-in areas within the natural habitat, drive-through section of our Georgia Park and others are located in a more traditional zoo-like atmosphere. Also within our Georgia Park is our reptile house, located next to our petting zoo, featuring reptiles from several continents.

In addition to the animal environments, our Georgia Park contains a gift shop, a restaurant and ice cream parlor, an arcade, a picnic area, lakes and a pavilion. We sell food and beverages in our restaurant, and gift items from the gift shop, including shirts and hats, specialty items, educational books and toys about animals of the world and other toys.

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

A majority of Wild Animal – Georgia’s animals are born in our Georgia Park and the animals we acquire are generally purchased domestically. We rarely import animals. Auctions and sales of animals across the United States occur often and we may acquire animals in these auctions if we see an opportunity to enhance our Parks. As a result of natural breeding, the animal population in our Georgia Park has grown in recent years. From time to time, we sell surplus animals born in the Park, and these proceeds are recorded as revenue. The Company had no accounts receivable from animal sales as of October 1, 2017 and October 2, 2016, respectively.

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

Wild Animal, Inc. – Our Missouri Park

Wild Animal – Missouri purchased our Missouri Park as of March 5, 2008. Our Missouri Park is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and approximately 45 miles north of Branson. Our Missouri Park is a drive-through wild animal park with five-mile course permitting access to approximately 600 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout the natural habitat. Visitors are able to observe, photograph and feed the animals along the paved roads that run throughout the drive-through section of our Missouri Parks’ natural habitat area. Some animals are contained in special fenced-in areas within the natural habitat, drive-through section of our Missouri Park and other animals are located in a more traditional zoo-like atmosphere. In addition, our Missouri Park offers a gift shop, a food and beverage area, an indoor group dining and activity room, and a petting zoo. During our 2013 fiscal year, we opened a reptile house within the more traditional zoo-like area of our Missouri Park, featuring reptiles from several continents. During our 2015 fiscal year, we completed the installation of five amusement park “kiddie” rides at our Missouri Park. These rides are targeted toward families with children between the ages of three and twelve years old.

Employees

Our Georgia Park has approximately 14 full-time employees. During our Georgia Park’s prime attendance season, which typically begins in the latter half of March and extends through early September, we generally engage up to 16 additional seasonal employees. Our Missouri Park has six year-round employees and has engaged up to 10 additional seasonal employees during the peak season. We also engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good. Parks! America has three officers who oversee the strategy of the Company, the operations of our Parks, as well as the overall financial activities, controls and reporting for the Company and each individual Park.

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

The theme park industry is highly competitive, highly fragmented, rapidly evolving, and subject to technological change and intense marketing by providers with similar products. One of our competitors for attracting general recreation dollars, Callaway Gardens, is located within five miles of our Georgia Park. In May 2018, Great Wolf Resorts is scheduled to open an expansive lodge and indoor waterpark within 10 miles of our Georgia Park. In September 2017, the founder of Bass Pro Shops opened “Johnny Morris’ Wonders of Wildlife National Museum and Aquarium”, approximately 12 miles from our Missouri Park in Springfield, Missouri. Branson, Missouri is located just 45 minutes from our Missouri Park. Many of our current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we have. In the event that such a competitor expends significant sales and marketing resources in one or several markets we may not be able to compete successfully in such markets. We believe that competition will continue to increase, potentially placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce costs commensurate with such price reductions. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar products offered or proposed to be offered by us. If our competitors were to provide better and more cost effective products, our business could be materially and adversely affected.

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

Our business plan includes expansion via the acquisition of additional local or regional theme parks and attractions, if attractive opportunities arise. However, we have not made an acquisition since 2008 and there can be no assurance that we will be successful in acquiring and operating additional local or regional theme parks and attractions. Competition for acquisition opportunities in the theme park industry is intense as there are a limited number of parks within the United States that could reasonably qualify as acquisition targets for us. Our acquisition strategy is dependent upon, among other things, our ability to: identify acquisition opportunities; obtain debt and equity financing; and obtain necessary regulatory approvals. Our ability to pursue our acquisition strategy may be hindered if we are not able to successfully identify acquisition targets or obtain the necessary financing or regulatory approvals, including but not limited to those arising under federal and state antitrust and environmental laws.

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

Our success is heavily dependent on the continued active participation of our executive officers. Loss of the services of one or more of these officers could have a material adverse effect upon our business, financial condition or results of operations. In particular, we place substantial reliance upon the efforts and abilities of Dale Van Voorhis, Chairman of the Board of Directors and Chief Executive Officer of the Company and James Meikle, Chief Operating Officer and a Director of the Company, and President of Wild Animal – Georgia and Wild Animal – Missouri. The loss of Mr. Van Voorhis or Mr. Meikles services could have an adverse effect on our business, operations, revenues or prospects.

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

None

ITEM 2. PROPERTIES

The Company owns and operates the following wild animal theme parks:

Wild Animal Safari, Inc. – Our Georgia Park

Wild Animal - Georgia owns and operates our Georgia Park in Pine Mountain, Georgia. Our Georgia Park is situated within a 200-acre portion of a 500-acre plot (also owned by Wild Animal – Georgia), located approximately 75 miles southwest of Atlanta. Our Georgia Park includes a drive-through animal viewing area that opened in 1991. It is home to over 600 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout a natural habitat. Visitors are able to observe, photograph and feed the animals along the more than three miles of paved roads that run throughout the drive-through section of our Georgia Parks’ natural habitat area. Some animals are contained in special fenced-in areas within the natural habitat, drive-through section of our Georgia Park and others are located in a more traditional zoo-like atmosphere. Also within our Georgia Park is our reptile house, which is located next to our petting zoo and features reptiles from several continents.

In addition to the animal environments, our Georgia Park contains a gift shop, a restaurant and ice cream parlor, an arcade, a picnic and group recreation area, lakes and a pavilion.

Wild Animal, Inc. – Our Missouri Park

Wild Animal – Missouri owns and operates our Missouri Park in Strafford, Missouri. Our Missouri Park is situated on 255 acres of land located 12 miles east of Springfield and approximately 45 miles north of Branson. Our Missouri Park is a drive-through wild animal park with a five-mile course permitting access to approximately 600 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout the natural habitat. Visitors are able to observe, photograph and feed the animals along the paved roads that run throughout the drive-through section of our Missouri Parks’ natural habitat area. Some animals are contained in special fenced-in areas within the natural habitat, drive-through section of our Missouri Park and other animals are located in a more traditional zoo-like atmosphere. In addition, our Missouri Park offers a gift shop, a food and beverage area, an indoor group dining and activity room, and a petting zoo. During the 2013 fiscal year we opened a reptile house within the more traditional zoo-like area of our Missouri Park, featuring reptiles from several continents. During our 2015 fiscal year, we completed the installation of five amusement park “kiddie” rides at our Missouri Park.

ITEM 3. LEGAL PROCEEDINGS

As of March 30, 2017, we entered into a settlement and release agreement (the “Eastland Settlement Agreement”) with Larry Eastland, the Company’s former President and CEO thereby bringing to a close litigation commenced by the Company in September of 2009 and identified as Parks! America, Inc. vs. Eastland; et al., Case No. 09-A-599668 in the Eighth Judicial District Court of the State of Nevada. Prior to that, in November of 2016, we reached a settlement with Stanley Harper and Computer Contact Service, Inc., an entity controlled by Mr. Harper (together the “Harper Defendants”) who were also defendants in that case. As a result, this litigation is terminated. The Harper Defendants received $372,416, inclusive of additional attorney’s fees, costs and interest (the “Harper Judgment Award”), which was paid on November 8, 2016. The Eastland Defendants agreed to make a settlement payment to the Company of $80,000 and assign 10,000 shares of the Company’s common stock, beneficially owned by one of the Eastland Defendants, to the Company (the “Settlement Shares”). Furthermore, we consented to the sale of 10,010,000 shares of common stock beneficially owned by the Eastland Defendants to Nicholas Parks (the “NP Transaction”). On April 20, 2017, the Company received the $80,000 settlement payment and the Settlement Shares. A Stipulation and Order to Dismiss the Litigation with Prejudice was filed on April 24, 2017. As part of the NP Transaction, we entered into a Settlement Agreement and Release with Nicholas Parks, dated as of March 30, 2017 (the “NP Settlement Agreement”). As a result of the NP Transaction, Nicholas Parks holds shares representing approximately 13.4% of the outstanding common stock of the Company.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTCPink under the symbol "PRKA". The table below sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on the OTCPink. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits. As of October 1, 2017, there were 74,671,537 shares outstanding held by approximately 3,200 stockholders of record. The number of stockholders of record does not reflect shares held beneficially or those shares held in "street" name.

		High	Low
2017	First Quarter	$0.113	$0.085
	Second Quarter	$0.164	$0.091
	Third Quarter	$0.195	$0.150
	Fourth Quarter	$0.275	$0.175
2016	First Quarter	$0.058	$0.037
	Second Quarter	$0.105	$0.054
	Third Quarter	$0.088	$0.070
	Fourth Quarter	$0.102	$0.082

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our consolidated financial statements for the year ended October 1, 2017 provided in this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

Our Parks are open year round but experience increased seasonal attendance, typically beginning in the latter half of March through early September. On a combined basis, net sales for the third and fourth quarter of our last two fiscal years represented approximately 64% to 67% of annual net sales.

As outlined in the table below, our annual net sales, adjusted income before income taxes and net cash provided by operating activities have improved significantly in each of the past four fiscal years. These improvements are primarily attributable to a combination of increased attendance revenues and strong operating cost controls. Our Georgia Park in particular has benefitted from several positive factors including strong and stable management, the addition of online ticket sales in June 2015, growth and positive economic conditions in the greater Atlanta area, as well as positive guest perceptions of this Park.

	Fiscal Year
	2017	2016	2015	2014
Total net sales	$6,238,264	$5,026,435	$4,379,156	$4,009,837
% growth	24.1%	14.8%	9.2%	6.8%

Adjusted income before income taxes (*)	1,955,954	1,278,921	675,099	309,496
% growth	52.9%	89.4%	118.1%	28.2%

Net cash provided by operating activities	1,827,187	1,463,333	1,051,181	667,492
% growth	24.9%	39.2%	57.5%	73.7%

*-Excluding a $80,000 settlement gain in 2017, and judgement award charges of $68,088 and $304,328 in 2016 and 2014, respectively

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

On January 9, 2013, we completed a $3,752,000 loan transaction (the “Refinancing Loan”), the proceeds of which were used primarily to refinance the Company’s then-outstanding debt and fund $230,000 of new construction and renovations at our Parks. Over the last five fiscal years, the Refinancing Loan lowered our annual debt service payments by approximately $170,000, freeing up cash flow to fund operations and capital improvements at our Parks.

Our business plan includes expansion via the acquisition of additional local or regional theme parks and attractions, if attractive opportunities arise. However, we have not made an acquisition since 2008 and there can be no assurance that we will be successful in acquiring and operating additional local or regional theme parks and attractions. We believe acquisitions, if any, should not unnecessarily encumber the Company with additional debt that cannot be justified by current operations. We may also pursue contract management opportunities for themed attractions owned by third parties. By using a combination of equity, debt and other financing options, we intend to carefully monitor stockholder value in conjunction with the pursuit of growth.

Strong growth in our operating cash flow and the lower annual debt service associated with the Refinancing Loan have provided us with incremental cash flow margin over the past four fiscal years. However, our current size and operating model leave us little room for error. Any future capital raised by us is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, us may not be sufficient to fund our capital and liquidity needs for the near-term.

Consolidated and Segment Results of Operations For the Year Ended October 1, 2017 as Compared to the Year Ended October 2, 2016

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

Our 2017 fiscal year ended on October 1, 2017 and was comprised of 52-weeks. Our 2016 fiscal year ended on October 2, 2016 and was comprised of 53-weeks. As such, we will discuss Park attendance based net sales on both a reported, as well as a comparable 52-week, basis for the year ended October 1, 2017 as compared to the prior year.

The following table shows our consolidated and segment operating results for the years ended October 1, 2017 and October 2, 2016:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
Total net sales	$5,217,975	$4,036,873	$1,020,289	$989,562	$6,238,264	$5,026,435
Segment income (loss) from operations	2,932,356	2,038,176	(56,831)	5,629	2,875,525	2,043,805
Segment operating margin %	56.2%	50.5%	-5.6%	0.6%	46.1%	40.7%
Corporate expenses					(730,686)	(559,739)
Judgment award					-	(68,088)
Other income (expense), net					91,373	9,350
Interest expense					(200,258)	(214,495)
Income before income taxes					$2,035,954	$1,210,833

Total Net Sales

The Company’s total net sales for the year ended October 1, 2017 increased by $1,211,829, or 24.1%, to $6,238,264 versus the year ended October 2, 2016. On a reported basis, our Parks’ combined attendance based net sales increased by $1,199,937 or 24.2%, while animal sales increased by $11,892. On a comparable 52-week basis, our Parks’ combined attendance based net sales increased by $1,231,686 or 25.0%.

Our Georgia Park’s reported net sales increased by $1,181,102 or 29.3%. Our Georgia Park’s attendance based net sales increased by 29.4% and 30.1%, on a reported and comparable 52-week basis, respectively. Our Missouri Park’s reported net sales increased by $30,727 or 3.1%. Our Missouri Park’s attendance based net sales increased by 2.6% and 3.7%, on a reported and comparable 52-week basis, respectively.

On a comparable 52-week basis for period ended October 1, 2017, attendance at our Georgia Park increased by 23.7%, while attendance at our Missouri Park decreased by 0.4%. We believe positive seasonal weather, increasing online ticket sales and overall favorable customer perception of our Georgia Park contributed to the higher attendance during the 52-week period ended October 1, 2017, while attendance at our Missouri Park was negatively impacted by unfavorable weather during several key attendance periods during the latter half of our 2017 fiscal year.

Segment Operating Margin

Our consolidated segment operating margin increased by $831,720, resulting in segment income from operations of $2,875,525 for the year ended October 1, 2017 compared to segment income from operations of $2,043,805 for the year ended October 2, 2016. Our Georgia Park’s segment income was $2,932,356, an increase of $894,180, primarily as a result of increased attendance based revenues and higher animal sales, partially offset by higher cost of sales, and higher compensation, insurance, advertising and general operating expenses. Our Missouri Park generated an operating loss of $56,831, a decline of $62,460, as higher attendance based revenues, higher animal sales, and lower cost of sales were more than offset by higher advertising, compensation and general operating expenses.

Corporate Expenses

Corporate spending totaled $730,686 during the year ended October 1, 2017, an increase of $170,947, primarily as a result of higher legal expenses, as well as higher compensation expense.

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

Other Income (Expense), Net

Pursuant to a legal settlement, we received a settlement payment of $80,000 on April 20, 2017, which has been included in other income for our year ended October 1, 2017. See “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on this matter.

Interest Expense

Interest expense, including amortization of loan fees, was $200,258 for the year ended October 1, 2017, a decrease of $14,237, as a result of lower average term loan borrowing and no seasonal borrowing during the 2017 fiscal year.

Income Taxes

For the fiscal year ending October 1, 2017, we generated income before income taxes of $2,035,954 and recorded a tax provision of $775,300, for an effective tax rate of approximately 38.1%.

Based on our cumulative net tax operating loss carry-forwards, we do not expect to pay regular U.S. Federal income taxes for our 2017 fiscal year; however, we estimate we will owe approximately $30,300 in Federal alternative minimum tax for our 2017 fiscal year, compared to $14,400 for our 2016 fiscal year. For the years ended October 1, 2017 and October 2, 2016, we recorded State of Georgia income tax provisions of $125,600 and $72,000, respectively.

Our 2017 fiscal year income tax provision includes the utilization of $616,769 of deferred tax assets. Approximately $490,148 is associated with the utilization of a portion of our Federal income tax net operating loss carry-forwards. In addition, our 2017 fiscal year tax provision includes the realization of a deferred tax asset of $126,621 associated with the summary judgment payment. As of October 1, 2017, we estimate we have approximately $471,000 of cumulative Federal net operating loss carry-forwards remaining.

Our 2016 fiscal year income tax provision includes a $650,503 net benefit for the release of the valuation allowance previously carried against our Federal income tax net operating loss carry-forwards. Based on the taxable income we had generated in the preceding three fiscal years’ and our then current expectations for future Federal taxable income, we believed the uncertainties related to our ability to utilize these deferred tax assets before they expire had been substantially removed as of October 2, 2016. In addition, our 2016 fiscal year tax provision included a deferred tax benefit of $126,621 associated with the summary judgment payment.

For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on this matter.

Net Income and Income Per Share

Our net income for the year ended October 1, 2017 was $1,260,654 or $0.02 per basic share and per fully diluted share, a decrease of $640,903 as compared with a net income of $1,901,557 or $0.03 per basic share and per fully diluted share, for the year ended October 2, 2016.

	For the year ended
	October 1, 2017	October 2, 2016
Net Income	$1,260,654	$1,901,557
Other Income – settlement income	(80,000)	-
Tax impact – settlement income	30,500	-
Judgement award	-	68,088
Tax impact – judgement award	-	(25,683)
Tax valuation reserve adjustment	-	(650,503)
Deferred tax benefit	-	(126,621)
Adjustment to normalize the tax provision	-	(373,017)
Adjusted net income	$1,211,154	$793,821

As shown in the table above, several significant one-time items impacted our year-over-year net income comparison. Our 2017 fiscal year included other income of $80,000 associated with a legal settlement. Excluding after-tax effect of the legal settlement, our 2017 fiscal year net income would have been approximately $1,211,154. Our 2016 fiscal year included the impact of the $68,088 charge for the judgment award and net deferred tax benefits totaling $777,124. Excluding the after-tax effect of the judgment award and normalizing the 2016 fiscal year provision for income taxes, our 2016 net income would have been approximately $793,821. On an adjusted basis, our 2017 fiscal year net income increased by $417,333. The primary drivers for this improvement are a $894,180 increase in operating income for our Georgia Park and a $14,237 reduction in interest expense, partially offset by a $259,715 increase in our normalized income tax provision, a $170,947 increase in Corporate spending and a $62,460 decline in the operating results of our Missouri Park.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Our slow season starts after Labor Day in September and runs until Spring Break, which typically begins toward the end of March. The first and second quarters of our fiscal year have historically generated negative cash flow, requiring us to borrow on a seasonal basis to fund operations and prepare our Parks for the busy season during the third and fourth quarters of our fiscal year. However, during our 2017 fiscal year we did not utilize any seasonal borrowing. Our seasonal borrowing needs during our 2016 fiscal year were supported by our line of credit (“LOC”) with Commercial Bank & Trust Company of Troup County (“CB&T”).

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

Our working capital was $3.14 million as of October 1, 2017, compared to $1.40 million as of October 2, 2016. This increase in working capital primarily reflects strong operating cash flow partially offset by capital expenditures and scheduled payments on our term debt during our 2017 fiscal year.

Total loan debt, including current maturities, as of October 1, 2017 was $3.10 million compared to $3.22 million as of October 2, 2016. The decrease in total loan debt was a result of scheduled payments against our term loan during the year ended October 1, 2017. There were no borrowings on our CB&T LOC as of October 1, 2017 and October 2, 2016, respectively.

As of October 1, 2017, we had equity of $6.79 million and total loan debt of $3.10 million, resulting in a debt to equity ratio of 0.46 to 1.0. Our debt to equity ratio was 0.58 to 1.0 as of October 2, 2016.

Operating Activities

Net cash provided by operating activities was $1.83 million and $1.46 million, for our 2017 and 2016 fiscal years, respectively, resulting in an increase of $363,854. Excluding impact of the Harper Judgment Award activity in both years (as further described in “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K), cash flow provided by operating activities improved by $804,358 for the year ended October 1, 2017, principally due to higher attendance revenues at our Georgia Park, partially offset by higher operating expenses.

Investing Activities

During our 2017 fiscal year, we spent $438,352 on capital improvements at our Parks, compared to $431,078 spent on capital improvements during our 2016 fiscal year.

For our Georgia Park, 2017 fiscal year spending on property and equipment included various animal acquisitions, improvements and additions to animal shelters and exhibits, improvements to the drive-through roads, spending on annual requirements for our rental vehicle fleet, and additions to our park maintenance equipment. For our Missouri Park, 2017 fiscal year spending on property and equipment included various animal acquisitions, ground improvements in the walk about section of the Park and to drive-through roads, improvements to several animal shelters and exhibits, as well as additions to our park maintenance equipment.

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

As detailed in “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, on October 24, 2014, we were ordered by the Eighth Judicial District Court of the State of Nevada to pay $304,328 in legal fees and costs to certain defendants related to certain legal proceedings. As of February 5, 2015, we were required to post a security in the amount of 150%, or $456,492, of the judgment during our appeal of the summary judgment and award of costs. Subsequent to October 1, 2017, we exhausted our appeal options with respect to this ruling and on November 8, 2016, we paid out $372,416 in restricted cash. The balance of the previously restricted funds of approximately $79,300 was returned to the Company on November 17, 2016.

Financing Activities

During our 2017 fiscal year, we used $126,751 of cash in financing activities, compared to $116,661 of cash used in financing activities during our 2016 fiscal year. In both years, net cash used in financing activities was to make scheduled principal payments on our Refinancing Loan with CB&T. We did not utilize seasonal borrowings during our 2017 fiscal year. All our 2016 fiscal year seasonal borrowings were repaid by October 2, 2016.

Borrowing Agreements

On January 9, 2013, we closed the Refinancing Loan with CB&T. The Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term. The Refinancing Loan is secured by substantially all the assets of the Company and its wholly owned subsidiaries. The Refinancing Loan bears interest at the rate of Prime Rate plus 2.50%, resulting in a rate of 5.75% during the first five years of the Loan term. Thereafter, the interest rate will be re-priced every five years based on the then-Prime Rate plus 2.50%, with the first re-pricing set to occur effective January 9, 2018.

We maintain a $350,000 LOC from CB&T for seasonal working capital needs. This LOC has an initial term of seven years, expiring on January 8, 2020, subject to the satisfactory performance by the Company. The LOC interest rate is tied to the prime rate, and was 6.25% as of October 1, 2017. The LOC was not utilized as of October 1, 2017 and October 2, 2016, respectively.

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

Contingencies

As described in “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, the legal proceedings in which we were previously involved were resolved during our 2017 fiscal year. We are not aware of any other legal matters involving the Company, however, there can be no assurance that all proceedings that may currently be brought against us are known by us at this time.

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

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related notes are set forth at pages F-1 through F-14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

1.Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

Management based its assessment of the Company’s internal control over financial reporting on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting are effective as of October 1, 2017.

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as of October 1, 2017.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Title
Dale Van Voorhis	76	Chief Executive Office and Director
James Meikle	76	Chief Operating Office and Director
Todd R. White	55	Chief Financial Officer and Director
Jeffery Lococo	60	Secretary and Director
Charles Kohnen	50	Director

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

James Meikle

James Meikle was appointed Chief Operating Officer on January 27, 2011 and has been a Director of the Company since May 2006. He is also President of Wild Animal – Georgia and Wild Animal – Missouri, our wholly owned subsidiaries. Since 1994, Mr. Meikle has served as Vice President of Amusement Business Consultants, Inc., an entertainment industry consulting company based in Ohio. Since 1994, Mr. Meikle has also been the owner of Turk-Meikle Construction, Inc., a general contracting business in Ohio. Mr. Meikle has worked in the amusement/entertainment industry for over 45 years, with experience in various management operations positions, including at Cedar Point, Inc. and Funtime.

Todd R. White

Todd R. White was appointed the Chief Financial Officer of Parks! America on May 31, 2013 and was appointed as a Director of the Company effective January 1, 2014. Prior to joining the Company, from 1992 through 2011, Mr. White was an executive with The Scotts Miracle-Gro Company in a variety of roles, and served most recently as its Vice President, Global Controller from 2005 through 2011. Mr. White was with Price Waterhouse in Cincinnati, Ohio from 1986 to 1992. He received a B.A. in business administration from The Ohio State University and an M.B.A. from the University of Wisconsin-Madison. He currently serves on the Board of Managers of Spring Brook Farm Cheese, LLC, which is wholly owned by the Farms for City Kids Foundation.

Jeffery Lococo

Jeffery Lococo was appointed Secretary of the Company on January 27, 2011 and has been a Director of the Company since May 2006. Mr. Lococo is President of Lococo Company LLC, an industry leading consulting firm in the amusement and resort industry segment. Mr. Lococo began his career with the Marriott Corporation theme park division, and progressed through middle management to General Manager level in 1990 with Funtime. From 1994 to 2000, Mr. Lococo held various executive vice president level positions with Six Flags Inc. Mr. Lococo joined Great Wolf Resorts Inc. in March of 2000 as General Manager of Great Wolf Lodge Sandusky, Ohio, and in 2005, was promoted to Corporate Vice President of Resort Operations for all Great Wolf Lodge Resorts. Mr. Lococo has over 35 years of experience in the theme/water park, entertainment and hospitality industry.

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

1.A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

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

4.Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

5.Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

8.Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Our Audit Committee met once in the twelve-month period ended October 1, 2017.

Compensation Committee

Our Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. The Compensation Committee is composed of two Directors, Charles Kohnen and Jeffery Lococo.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, for the years ended October 1, 2017, October 2, 2016 and September 27, 2015.

Name & Principal		Salary	Bonus	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

James Meikle	2017	135,000	25,000	2,700	-	-	-	-	162,700
President - Wild Animal Safari, Inc.	2016	135,000	15,000	1,375	-	-	-	-	151,375
and Wild Animal, Inc., Director and	2015	135,000	10,000	750	-	-	-	-	145,750
Chief Operating Officer - Parks! America

Dale Van Voorhis	2017	90,000	15,000	2,700	-	-	-	-	107,700
Chief Executive Officer and	2016	90,000	7,500	1,375	-	-	-	-	98,875
Director - Parks! America	2015	90,000	-	750	-	-	-	-	90,750

Todd R. White	2017	60,000	15,000	2,700	-	-	-	-	77,700
Chief Financial Officer and	2016	60,000	7,500	1,375	-	-	-	-	68,875
Director - Parks! America	2015	57,500	-	750	-	-	-	-	58,250

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended October 1, 2017.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	Shares ($)	($)	($)	($)	($)	($)
Dale Van Voorhis	-	25,000	-	-	-	-	2,700
		(2,700)
James Meikle	-	25,000	-	-	-	-	2,700
		(2,700)
Christopher Eastland (1)	-	25,000	-	-	-	-	2,700
		(2,700)
Jeffery Lococo	-	25,000	-	-	-	-	2,700
		(2,700)
Charles Kohnen	-	25,000	-	-	-	-	2,700
		(2,700)
Todd R. White	-	25,000	-	-	-	-	2,700
		(2,700)

We do not pay directors cash compensation for their service as directors. Each director was awarded an annual grant of 25,000 Shares for their service to the Company.

(1) On June 24, 2017, we accepted the resignation of Christopher Eastland as a director of the Company, which was effective immediately. There were no material disagreements between Mr. Eastland and the Company with respect to the Company’s operations, policies or practices.

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

On April 1, 2008, we entered into an employment agreement with James Meikle (the “2008 Meikle Employment Agreement”) pursuant to which Mr. Meikle was hired to serve as the President and Chief Executive Officer of each of the Company’s wholly owned subsidiaries. Effective January 27, 2011, Mr. Meikle was appointed as the Company’s Chief Operating Officer. Effective April 1, 2017, the Company and Mr. Meikle entered into the “2017 Meikle Employment Agreement”. Pursuant to the 2017 Meikle Employment Agreement, Mr. Meikle receives an initial base annual compensation in the amount of $135,000 per year, subject to annual review by the Board of Directors. The 2017 Meikle Employment Agreement has a term of two years and entitles Mr. Meikle to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

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

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause or (ii) in the event of a change in control of the Company. The aggregate severance compensation in these agreements totals $495,000.

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

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of December 4, 2017. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. The address of each beneficial owner is care of Parks! America, Inc., 1300 Oak Grove Road, Pine Mountain, GA 31822, unless otherwise set forth below that person's name.

Name	Number of Shares Owned	Percent (1)	Title
Dale Van Voorhis	14,700,000	19.7%	Chief Executive Office and Director
James Meikle	4,585,000	6.1%	Chief Operating Office and Director
Todd R. White (2)	1,010,350	1.4%	Chief Financial Officer and Director
Charles Kohnen (3)	20,905,000	28.0%	Director
Jeffery Lococo	325,000	0.4%	Secretary and Director
Nicholas Parks 6000 S Sinclair Road Columbia, MO 65203	10,020,000	13.4%

(1)Based upon shares of common stock issued and outstanding as of December 4, 2017, except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding.

(2)410,350 of the Company’s shares owned by Mr. White are held jointly with his spouse.

(3)14,705,000 of the Company’s shares owned by Mr. Kohnen are held jointly with his spouse.

Officers, directors and their controlled entities, as a group, controlled approximately 55.6% of the outstanding common stock of the Company as of December 4, 2017.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect the Company:

•Any of our directors or officers;

•Any person proposed as a nominee for election as a director;

•Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to outstanding shares of common stock;

•Any of our promoters; and

•Any relative or spouse of any of the foregoing persons who has the same house as such person.

During the Company’s 2013, 2014 and 2015 fiscal years, the Company’s Board of Directors approved the offer of two of the Company’s Directors to loan the Company additional funds to support its seasonal working capital requirements. These loans were made on the same terms and conditions as the LOC with CB&T. Subsequent to July 2015 the Company has made no borrowings from any of its Directors.

Director Independence

Of the members of the Company’s Board of Directors, Charles Kohnen and Jeffery Lococo are considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual (note, our common shares are not currently listed on NASDAQ or any other national securities exchange, and this reference is used for definitional purposes only).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Tama, Budaj & Raab, P.C., Certified Public Accountants (“TBR”), our independent registered public accounting firm, for the audit and quarterly reviews of our financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the years ended October 1, 2017 and October 2, 2016 were approximately $37,000 and $36,000, respectively.

Tax Fees

The aggregate fees billed by TBR, our independent registered public accounting firm, for professional services rendered for tax compliance, tax advice and tax planning for the years ended October 1, 2017 and October 2, 2016 were approximately $6,000 and $6,000, respectively.

All Other Fees

Our independent registered public accounting firm billed no other fees for the years ended October 1, 2017 and October 2, 2016.

Audit Committee Pre-Approval Policies and Procedures

The audit committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm in order to assure that the provision of such services do not impair the registered public accounting firm’s independence.

PART IV

ITEM 15. EXHIBITS

3.1Articles of Incorporation of Great American Family Parks, Inc. dated July 17, 2002 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.2Amended Articles of Incorporation of Great American Family Parks, Inc. dated January 26, 2004 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.3Bylaws of Great American Family Parks, Inc. dated January 30, 2004 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.4Great American Family Parks 2005 Stock Option Plan dated February 1, 2005 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.5Amended Bylaws of the Company, as of January 17, 2011 (incorporated by reference to the Annual Report on Form 10-KT filed by the Company on December 29, 2012).

3.6Amended Bylaws of the Company as of June 12, 2012 (incorporated by reference to the Report on Form 8-K filed by with the Securities and Exchange Commission on July 16, 2012).

21.1Subsidiaries of the Registrant.

23.1Consent of Tama, Budaj & Raab, PC Certified Public Accountants dated December 8, 2017.

31.1Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of December 8, 2017 by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

By:	/s/ Dale Van Voorhis
Dale Van Voorhis
Chief Executive Officer and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Dale Van Voorhis
Dale Van Voorhis	Chief Executive Officer and Director (Principal Executive Officer)	December 8, 2017

By: /s/ Charles Kohnen
Charles Kohnen	Director	December 8, 2017

By: /s/ Jeffery Lococo
Jeffery Lococo	Secretary and Director	December 8, 2017

By: /s/ James Meikle
James Meikle	Chief Operating Officer and Director	December 8, 2017

By: /s/ Todd R. White
Todd R. White	Chief Financial Officer and Director (Principal Financial Officer)	December 8, 2017

ITEM 8

PARKS! AMERICA, INC. and SUBSIDIARIES

Tama, Budaj & Raab P.C. Certified Public Accountants

Phone (248) 626-3800

32783 Middlebelt Rd

Farmington Hills, MI 48334

www.tbrcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Parks! America, Inc.

Pine Mountain, Georgia

We have audited the accompanying consolidated balance sheets of Parks! America, Inc. and Subsidiaries as of October 1, 2017 and October 2, 2016, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. Parks! America, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parks! America, Inc. and Subsidiaries as of October 1, 2017 and October 2, 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Tama, Budaj & Raab, P.C.

Tama, Budaj & Raab, P.C.

Farmington Hills, Michigan

December 8, 2017

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of October 1, 2017 and October 2, 2016

	October 1, 2017	October 2, 2016
ASSETS
Cash – unrestricted	$3,204,043	$1,482,777
Cash – restricted (Note 3)	-	456,492
Inventory	157,320	107,573
Prepaid expenses	309,626	87,760
Total current assets	3,670,989	2,134,602

Property and equipment, net	6,464,850	6,432,897
Intangible assets, net	2,200	3,000
Deferred tax asset	160,355	777,124
Other assets	9,199	8,500
Total assets	$10,307,593	$9,356,123

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$137,717	$24,106
Other current liabilities	281,155	231,392
Accrued judgment award (Note 9)	-	372,416
Current portion of long-term debt, net	111,496	104,652
Total current liabilities	530,368	732,566
Long-term debt, net	2,990,417	3,113,603
Total liabilities	3,520,785	3,846,169

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 74,671,537 and 74,531,537 shares issued and outstanding, respectively	74,671	74,531
Capital in excess of par	4,825,666	4,809,606
Treasury stock	(3,250)	(3,250)
Retained earnings	1,889,721	629,067
Total stockholders’ equity	6,786,808	5,509,954
Total liabilities and stockholders’ equity	$10,307,593	$9,356,123

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended October 1, 2017 and October 2, 2016

	For the year ended
	October 1, 2017	October 2, 2016
Net sales	$6,164,130	$4,964,193
Sale of animals	74,134	62,242
Total net sales	6,238,264	5,026,435

Cost of sales	607,987	542,936
Selling, general and administrative	3,081,628	2,645,548
Judgment award	-	68,088
Depreciation and amortization	386,065	342,008
(Gain) loss on disposal of operating assets, net	17,745	11,877
Income from operations	2,144,839	1,415,978

Other income (expense), net	91,373	9,350
Interest expense	(200,258)	(214,495)
Income before income taxes	2,035,954	1,210,833

Income tax provision	775,300	(690,724)
Net income	$1,260,654	$1,901,557

Income per share - basic and diluted	$0.02	$0.03

Weighted average shares outstanding (in 000's) - basic and diluted	74,645	74,499

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended October 1, 2017 and October 2, 2016

					Retained Earnings (Accumulated Deficit)

			Capital in Excess of Par	Treasury Stock
	Shares	Amount				Total
Balance at September 27, 2015	74,381,537	$ 74,381	$ 4,801,506	$ (3,250)	$ (1,272,490)	$ 3,600,147
Issuance of common stock to Directors	150,000	150	8,100	-	-	8,250
Net income for the year ended October 2, 2016	-	-	-	-	1,901,557	1,901,557
Balance at October 2, 2016	74,531,537	74,531	4,809,606	(3,250)	629,067	5,509,954
Issuance of common stock to Directors	150,000	150	16,050	-	-	16,200
Common stock returned to the Company in conjunction with a legal settlement	(10,000)	(10)	10	-	-	-
Net income for the year ended October 1, 2017	-	-	-	-	1,260,654	1,260,654
Balance at October 1, 2017	74,671,537	$ 74,671	$ 4,825,666	$ (3,250)	$ 1,889,721	$ 6,786,808

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended October 1, 2017 and October 2, 2016

	For the year ended
	October 1, 2017	October 2, 2016
OPERATING ACTIVITIES:
Net income	$1,260,654	$1,901,557
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization expense	386,065	342,008
Interest expense - loan fee amortization	10,409	10,408
(Gain) loss on disposal of assets	17,745	11,877
Stock-based compensation	16,200	8,250
Deferred taxes	616,769	(777,124)
Changes in assets and liabilities
(Increase) decrease in inventory	(49,747)	31,751
(Increase) decrease in prepaid expenses	(221,866)	(127)
Increase (decrease) in accounts payable	113,611	(117,298)
Increase (decrease) in other current liabilities	49,763	(16,057)
Increase (decrease) in accrued judgment award	(372,416)	68,088
Net cash provided by operating activities	1,827,187	1,463,333

INVESTING ACTIVITIES:
Acquisition of property and equipment	(438,352)	(431,078)
Proceeds from the disposition of property and equipment	2,690	4,087
(Increase) decrease in restricted cash	456,492	-
Net cash provided by (used in) investing activities	20,830	(426,991)

FINANCING ACTIVITIES:
Proceeds from lines of credit and related party borrowings	-	220,000
Repayment of lines of credit and related party borrowings	-	(220,000)
Payments on notes payable	(126,751)	(116,661)
Net cash used in financing activities	(126,751)	(116,661)

Net increase in cash	1,721,266	919,681
Cash at beginning of period	1,482,777	563,096
Cash at end of period	$3,204,043	$1,482,777

Supplemental Cash Flow Information:
Cash paid for interest	$189,378	$201,972
Cash paid for income taxes	$142,270	$88,505

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2017

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

The Parks are open year round but experience increased seasonal attendance, typically beginning in the latter half of March through early September. On a combined basis, net sales for the third and fourth quarter of the last two fiscal years represented approximately 64% to 67% of annual net sales.

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2017 fiscal year, October 1 was the closest Sunday, and for the 2016 fiscal year, October 2 was the closest Sunday. The 2017 fiscal year was comprised of 52-weeks, while the 2016 fiscal year was comprised of 53-weeks. This fiscal calendar aligns the Company’s fiscal periods more closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

Reclassifications: Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2017

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had no accounts receivable as of October 1, 2017 and October 2, 2016, respectively.

Inventory: Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	October 1, 2017	October 2, 2016	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Ground improvements	935,904	824,427	7-25 years
Buildings and structures	2,891,668	2,882,285	10-39 years
Animal shelters and habitats	1,330,653	1,219,023	10-39 years
Park animals	741,894	642,769	5-10 years
Equipment - concession and related	209,665	221,493	3-15 years
Equipment and vehicles - yard and field	541,703	512,445	3-15 years
Vehicles - buses and rental	200,764	186,932	3-5 years
Rides and entertainment	180,466	181,867	5-7 years
Furniture and fixtures	60,485	60,485	5-10 years
Property and equipment, cost	9,600,382	9,238,906
Less accumulated depreciation	(3,135,532)	(2,806,009)
Property and equipment, net	$6,464,850	$6,432,897

Other Intangible assets: Other intangible assets include loan fees and franchising fees, reported at cost. Loan fees are amortized over the life of the respective loan, currently 20 years for the term loan and seven years for the line-of-credit. See “NOTE 4. LONG-TERM DEBT” and “NOTE 5. LINE OF CREDIT” for more information. Franchising fees are amortized over a period of 60 months.

Impairment of Long-Lived Assets: The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered impaired, then impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.

Other Current Liabilities: The following is a breakdown of other current liabilities:

	October 1, 2017	October 2, 2016
Accrued income taxes	$62,650	$45,426
Deferred revenue	47,607	16,532
Accrued property taxes	37,557	37,408
Accrued sales taxes	32,865	28,928
Accrued wages and payroll taxes	22,644	23,814
Other accrued liabilities	77,832	79,284
Other current liabilities	$281,155	$231,392

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2017

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2017

NOTE 4. LONG-TERM DEBT

On January 9, 2013, the Company completed a refinancing transaction (the “Refinancing Loan”) with Commercial Bank & Trust Company of Troup County (“CB&T”) as lender. The Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term. The Refinancing Loan is secured by substantially all the assets of the Company and its wholly owned subsidiaries. The Refinancing Loan bears interest at the rate of Prime Rate plus 2.50%, resulting in a rate of 5.75% during the first five years of the loan term. Thereafter, the interest rate will be re-priced every five years based on the then-Prime Rate plus 2.50%, with the first re-pricing set to occur effective January 9, 2018. During the first four months following the closing of the Refinancing Loan the Company made interest-only payments. The minimum required monthly payment is approximately $26,343 during the first five years of the Refinancing Loan term. The closing costs for the Refinancing Loan totaled $175,369 and are being amortized over the 20-year life of the loan.

	As of
	October 1, 2017	October 2, 2016
Refinancing Loan principal outstanding	$3,239,756	$3,366,507
Less: unamortized debt closing costs	(137,843)	(148,252)
Gross long-term debt	3,101,913	3,218,255
Less current portion of long-term debt,
net of unamortized debt closing costs	(111,496)	(104,652)
Long-term debt	$2,990,417	$3,113,603

As of October 1, 2017, the scheduled future principal maturities, by fiscal year, are as follows:

Principal maturity by fiscal year
2018	$121,904
2019	140,504
2020	148,799
2021	157,584
2022	166,888
thereafter	2,504,077
Total	$3,239,756

Interest expense of $200,258 and $214,495 for the year ended October 1, 2017 and October 2, 2016, respectively, includes $10,409 and $10,408, respectively, of amortization of debt closing costs in each period.

Effective October 3, 2016, the Company retroactively adopted the requirements of ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-50): Simplifying the Presentation of Debt Issuance Costs, to present debt issuance costs as a reduction of the carrying amount of the related debt rather than an asset. Long-term debt and the current portion long-term debt as of October 2, 2016 were previously reported on the balance sheet as $3,251,447 and $115,060, respectively, with the associated $148,252 of unamortized debt closing costs reported in intangible assets. Amortization of debt closing costs of $10,409 and $10,408 years ended October 1, 2017 and October 2, 2016, respectively, is reported as interest expense in the Consolidated Statements of Operations. Such amortization of debt closing costs was previously reported as amortization expense in the Consolidated Statement of Operations for the year ended October 2, 2016.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2017

NOTE 5. LINE OF CREDIT

The Company maintains a $350,000 line of credit loan (the “LOC”) from CB&T for working capital purposes. This LOC has an initial term of seven years, ending on January 8, 2020, and is subject to the satisfactory performance by the Company. The LOC interest rate is tied to the prime rate and was 6.25% as of October 2, 2017, with a minimum rate of 5.25%. The closing costs for the LOC totaled $11,482 and are being amortized over the initial seven-year term of the loan. As of October 1, 2017 and October 2, 2016, respectively, there was no outstanding balance against the LOC. When applicable, all advances on the Company’s LOC are recorded as current liabilities.

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

Officers, Directors and their controlled entities own approximately 55.6% of the outstanding common stock of the Company as of October 1, 2017.

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

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause or (ii) in the event of a change in control of the Company. The aggregate severance compensation in these agreements totals $495,000.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2017

NOTE 8. INCOME TAXES

The provision for income tax consists of the following:

	For the year ended
	October 1, 2017	October 2, 2016
Federal	$649,700	$(762,724)
State	125,600	72,000
Total tax provision	$775,300	$(690,724)

For the year ended October 1, 2017, the Company reported a pre-tax profit of $2,035,954 and utilized a portion of its Federal net operating loss carry-forward to offset its Federal tax liability, resulting in a zero regular Federal income tax liability. However, the Company has estimated it will owe approximately $30,300 in Federal alternative minimum tax for its 2017 fiscal year.

The provision for Federal income tax consists of the following:

	For the year ended
Federal income tax attributable to:	October 1, 2017	October 2, 2016
Current operations	$662,104	$410,438
Alternative minimum tax	30,300	14,400
State tax benefit	(42,704)	-
Deferred tax benefit	-	(126,621)
Valuation allowance	-	(1,060,941)
Net provision for Federal income taxes	$649,700	$(762,724)

The cumulative tax effect, at the expected rate of 34%, of significant items comprising our net deferred tax asset is as follows:

	As of
Deferred tax asset attributable to:	October 1, 2017	October 2, 2016
Net operating loss carryforward	$160,355	$650,503
Accrued liabilities	-	126,621
Net deferred tax asset	$160,355	$777,124

The cumulative Federal net operating loss carry-forward is approximately $471,000 as of October 1, 2017 and will expire beginning in the year 2026. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $471,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, Federal net operating loss carry forwards may be limited as to use in future years.

Prior to October 2, 2016, the net deferred tax asset generated by the Federal net operating loss carry-forwards was fully reserved by a valuation allowance. Based on then current expectations, the Company determined that it was more likely than not it will fully realize the future benefit of its Federal net operating loss carry-forwards, therefore, the valuation allowance against its remaining net operating loss carry forwards was no longer appropriate as of October 2, 2016.

For the fiscal years ended October 1, 2017 and October 2, 2016, the Company recorded a provision for State of Georgia income taxes of $125,600 and $72,000, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2017

NOTE 9. COMMITMENTS AND CONTINGENCIES

As of March 30, 2017, the Company entered into a settlement and release agreement (the “Eastland Settlement Agreement”) with Larry Eastland, the Company’s former President and CEO thereby bringing to a close litigation commenced by the Company in September of 2009 and identified as Parks! America, Inc. vs. Eastland; et al., Case No. 09-A-599668 in the Eighth Judicial District Court of the State of Nevada. Prior to that, in November of 2016, the Company reached a settlement with Stanley Harper and Computer Contact Service, Inc., an entity controlled by Mr. Harper (together the “Harper Defendants”) who were also defendants in that case. As a result, this litigation is terminated. The Harper Defendants received $372,416, inclusive of additional attorney’s fees, costs and interest (the “Harper Judgment Award”), which was paid on November 8, 2016. The Eastland Defendants agreed to make a settlement payment to the Company of $80,000 and assign 10,000 shares of the Company’s common stock, beneficially owned by one of the Eastland Defendants, to the Company (the “Settlement Shares”). Furthermore, the Company consented to the sale of 10,010,000 shares of common stock beneficially owned by the Eastland Defendants to Nicholas Parks (the “NP Transaction”). On April 20, 2017, the Company received the $80,000 settlement payment and the Settlement Shares. A Stipulation and Order to Dismiss the Litigation with Prejudice was filed on April 24, 2017. As part of the NP Transaction, the Company entered into a Settlement Agreement and Release with Nicholas Parks, dated as of March 30, 2017 (the “NP Settlement Agreement”). As a result of the NP Transaction, Nicholas Parks holds shares representing approximately 13.4% of the outstanding common stock of the Company.

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

The following tables present financial information regarding each of the Company’s reportable segments:

	For the year ended
	October 1, 2017	October 2, 2016
Total net sales:
Georgia	$5,217,975	$4,036,873
Missouri	1,020,289	989,562
Consolidated	$6,238,264	$5,026,435

Income (loss) before income taxes:
Georgia	$2,932,356	$2,038,176
Missouri	(56,831)	5,629
Segment total	2,875,525	2,043,805
Corporate	(730,686)	(559,739)
Judgment award	-	(68,088)
Other income (expense), net	91,373	9,350
Interest expense	(200,258)	(214,495)
Consolidated	$2,035,954	$1,210,833

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2017

NOTE 10. BUSINESS SEGMENTS (CONTINUED)

	For the year ended
	October 1, 2017	October 2, 2016
Depreciation and amortization:
Georgia	$203,808	$184,695
Missouri	182,257	157,313
Corporate	10,409	10,408
Consolidated	$396,474	$352,416

Capital expenditures
Georgia	$269,458	$254,042
Missouri	168,894	177,036
Consolidated	$438,352	$431,078

	As of
	October 1, 2017	October 2, 2016
Total assets:
Georgia	$7,206,865	$5,350,266
Missouri	2,714,869	2,633,066
Corporate	385,859	1,372,791
Consolidated	$10,307,593	$9,356,123

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 1, 2017 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.