Form 10-Q
period 2017-12-31
PARKS AMERICA, INC
filed 2018-02-08
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of February 5, 2018, the issuer had 74,721,537 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of December 31, 2017 and October 1, 2017

	December 31,2017	October 1, 2017
ASSETS
Cash	$2,692,281	$3,204,043
Inventory	236,069	157,320
Prepaid expenses	259,621	309,626
Total current assets	3,187,971	3,670,989

Property and equipment, net	6,506,588	6,464,850
Intangible assets, net	2,000	2,200
Deferred tax asset	93,500	160,355
Other assets	9,199	9,199
Total assets	$9,799,258	$10,307,593

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$66,864	$137,717
Other current liabilities	296,030	281,155
Current portion of long-term debt, net	91,791	111,496
Total current liabilities	454,685	530,368

Long-term debt, net	2,692,642	2,990,417
Total liabilities	3,147,327	3,520,785

Stockholders’ equity
Common stock; 300,000,000 shares authorized,
at $.001 par value; 74,671,537 and 74,671,537
shares issued and outstanding, respectively	74,671	74,671
Capital in excess of par	4,825,666	4,825,666
Treasury stock	(3,250)	(3,250)
Retained earnings	1,754,844	1,889,721
Total stockholders’ equity	6,651,931	6,786,808
Total liabilities and stockholders’ equity	$9,799,258	$10,307,593

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended December 31, 2017 and January 1, 2017

	For the three months ended
	December 31, 2017	January 1, 2017
Net sales	$957,640	$947,264
Sale of animals	38,711	52,166
Total net sales	996,351	999,430

Cost of sales	111,085	106,344
Selling, general and administrative	820,032	746,766
Depreciation and amortization	97,450	89,400
(Gain) loss on disposal of operating assets, net	(719)	-
Income (loss) from operations	(31,497)	56,920

Other income (expense), net	3,930	1,831
Write-off of loan fees - prepayment	(12,495)	-
Interest expense	(47,860)	(50,224)
Income (loss) before income taxes	(87,922)	8,527

Income tax provision	46,955	3,300
Net (loss) income	$(134,877)	$5,227

Income (loss) per share - basic and diluted	$(0.00)	$0.00

Weighted average shares outstanding (in 000's) - basic and diluted	74,671	74,554

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended December 31, 2017 and Year Ended October 1, 2017

					Retained
					Earnings
			Capital in	Treasury	(Accumulated
	Shares	Amount	Excess of Par	Stock	Deficit)	Total
Balance at October 2, 2016	74,531,537	$ 74,531	$ 4,809,606	$ (3,250)	$ 629,067	$ 5,509,954
Issuance of common stock to Directors	150,000	150	16,050	-	-	16,200
Common stock returned to the Company in conjunction with a legal settlement	(10,000)	(10)	10	-	-	-
Net income for the year ended October 1, 2017	-	-	-	-	1,260,654	1,260,654
Balance at October 1, 2017	74,671,537	74,671	4,825,666	(3,250)	1,889,721	6,786,808
Net loss for the three months ended December 31, 2017	-	-	-	-	(134,877)	(134,877)
Balance at December 31, 2017	74,671,537	$ 74,671	$ 4,825,666	$ (3,250)	$ 1,754,844	$ 6,651,931

The accompanying notes are an integral part of these condensed financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended December 31, 2017 and January 1, 2017

	For the three months ended
	December 31, 2017	January 1, 2017
OPERATING ACTIVITIES:
Net income (loss)	$(134,877)	$5,227
Reconciliation of net income (loss) to net cash
used in operating activities:
Depreciation and amortization expense	97,450	89,400
Interest expense - loan fee amortization	2,437	2,602
Write-off of loan fees - prepayment	12,495	-
(Gain) loss on disposal of assets	(719)	-
Stock-based compensation	-	16,200
Deferred taxes	66,855	-
Changes in assets and liabilities
(Increase) decrease in inventory	(78,749)	(16,600)
(Increase) decrease in prepaid expenses	50,005	(78,081)
Increase (decrease) in accounts payable	(70,853)	(2,885)
Increase (decrease) in other current liabilities	14,875	(15,846)
Increase (decrease) in accrued judgment award	-	(372,416)
Net cash used in operating activities	(41,081)	(372,399)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(138,988)	(141,552)
Proceeds from the disposition of property and equipment	719	-
(Increase) decrease in restricted cash	-	456,492
Net cash provided by (used in) investing activities	(138,269)	314,940

FINANCING ACTIVITIES:
Payments on notes payable	(332,412)	(30,869)
Net cash used in financing activities	(332,412)	(30,869)

Net decrease in cash	(511,762)	(88,328)
Cash at beginning of period	3,204,043	1,482,777
Cash at end of period	$2,692,281	$1,394,449

Supplemental Cash Flow Information:
Cash paid for interest	$46,617	$50,760
Cash paid for income taxes	$-	$48,796

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2017

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months ended December 31, 2017 and January 1, 2017 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. In the opinion of management interim results reflect all normal and recurring adjustments, and are not necessarily indicative of the results for a full fiscal year.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2017.

Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (Wild Animal – Georgia and Wild Animal – Missouri). All material inter-company accounts and transactions have been eliminated in consolidation.

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2018 fiscal year, September 30 will be the closest Sunday, and for the 2017 fiscal year, October 1 was the closest Sunday. Both fiscal years will be comprised of 52-weeks. This fiscal calendar aligns the Company’s fiscal periods more closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2017

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

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had no accounts receivable as of December 31, 2017 and October 1, 2017, respectively.

Inventory: Inventory consists of gift shop items, animal food, concessions and park supplies, and is stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly.

Property and Equipment: Property and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	December 31, 2017	October 1, 2017	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Ground improvements	935,904	935,904	7-25 years
Buildings and structures	2,891,668	2,891,668	10-39 years
Animal shelters and habitats	1,330,653	1,330,653	10-39 years
Park animals	741,894	741,894	5-10 years
Equipment - concession and related	209,665	209,665	3-15 years
Equipment and vehicles - yard and field	541,703	541,703	3-15 years
Vehicles - buses and rental	200,764	200,764	3-5 years
Rides and entertainment	180,466	180,466	5-7 years
Furniture and fixtures	60,485	60,485	5-10 years
Projects in process	138,988	-
Property and equipment, cost	9,739,370	9,600,382
Less accumulated depreciation	(3,232,782)	(3,135,532)
Property and equipment, net	$6,506,588	$6,464,850

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

Other Current Liabilities: The following is a breakdown of other current liabilities:

	December 31, 2017	October 1, 2017
Accrued wages and payroll taxes	$104,937	$22,644
Deferred revenue	47,607	47,607
Accrued income taxes	40,907	62,650
Accrued sales taxes	20,801	32,865
Accrued property taxes	6,300	37,557
Other accrued liabilities	75,478	77,832
Other current liabilities	$296,030	$281,155

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2017

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

Stock Based Compensation: The Company recognizes compensation costs on a straight-line basis over the requisite service period associated with the grant. No activity has occurred in relation to stock options during any period presented. The Company awards shares of its common stock to members of its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company recognizes the expense based on the fair market value at time of the grant. Each director is typically granted 25,000 restricted shares or the cash equivalent annually, usually toward the end of the calendar year.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into federal law, which includes significant changes to the U.S. corporate federal tax code. Among other changes, the Tax Act lowered the U.S. statutory corporate federal income tax rate from 35% to 21% effective January 1, 2018. As the Company’s 2018 fiscal year end falls on September 30, the U.S. statutory federal income tax rate for its 2018 fiscal year will be a blended rate of 24.5%, with the statutory rate of 21% applicable for its fiscal years beginning with 2019. See “NOTE 8. INCOME TAXES” for additional information.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2017

NOTE 3. RESTRICTED CASH

As more fully described in “NOTE 9. COMMITMENTS AND CONTINGENCIES” herein, on November 8, 2016, the Company paid out $372,416 of restricted cash, which had been supported by a bank letter of credit totaling $456,492, as a final resolution of a legal judgment and settlement. As a result, the balance of the bank letter of credit, net of fees, was no longer restricted and on November 17, 2016 approximately $79,300 was returned to the Company as unrestricted funds.

NOTE 4. LONG-TERM DEBT

On January 9, 2013, the Company completed a refinancing transaction (the “Refinancing Loan”) with Commercial Bank & Trust Company of Troup County (“CB&T”) as lender. The Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term. The Refinancing Loan is secured by substantially all the assets of the Company and its wholly owned subsidiaries. The Refinancing Loan bears interest at the rate of Prime Rate plus 2.50%, resulting in a rate of 5.75% during the first five years of the loan term. Thereafter, the interest rate will be re-priced every five years based on the then-Prime Rate plus 2.50%, as a result the interest rate was reset to 7.00% effective January 9, 2018. During the first four months following the closing of the Refinancing Loan the Company made interest-only payments. The closing costs for the Refinancing Loan totaled $175,369.

On December 13, 2017, the Company made a prepayment of $300,000 against the Refinancing Loan. As a result of this prepayment, the Company wrote-off $12,495 of the Refinancing Loan closing costs, leaving $122,911 of Refinancing Loan costs to be amortized over its remaining 15-year life. The minimum required monthly payment will be approximately $25,800 for the next five years of the Refinancing Loan term, commencing in February 2018.

Interest expense of $47,860 and $50,224 for the three month period ended December 31, 2017 and January 1, 2017, respectively, includes $2,437 and $2,602 of amortization of debt closing costs, respectively.

	As of
	December 31, 2017	October 1, 2017
Refinancing Loan principal outstanding	$2,907,344	$3,239,756
Less: unamortized debt closing costs	(122,911)	(137,843)
Gross long-term debt	2,784,433	3,101,913
Less current portion of long-term debt, net of unamortized debt closing costs	(91,791)	(111,496)
Long-term debt	$2,692,642	$2,990,417

As of December 31, 2017, the scheduled future principal maturities by fiscal year are as follows:

2018	$73,568
2019	114,865
2020	123,169
2021	132,073
2022	141,620
thereafter	2,322,049
Total	$2,907,344

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2017

NOTE 5. LINES OF CREDIT

The Company maintains a $350,000 line of credit loan (the “LOC”) from CB&T for working capital purposes. This LOC has an initial term of seven years, ending on January 8, 2020, and is subject to the satisfactory performance by the Company. The LOC interest rate is tied to the prime rate and was 6.50% as of December 31, 2017, with a minimum rate of 5.25%. The closing costs for the LOC totaled $11,482 and are being amortized over the initial seven-year term of the loan. As of December 31, 2017 and October 1, 2017, respectively, there was no outstanding balance against the LOC. When applicable, all advances on the Company’s LOC are recorded as current liabilities.

NOTE 6. STOCKHOLDERS’ EQUITY

Shares of common stock issued for service to the Company are valued based on market price on the date of issuance.

On December 20, 2017, the Company declared its annual award to five Directors for their service on the Board of Directors. Each director was awarded 25,000 shares at $0.230 per share or the cash equivalent of $5,750. Three directors elected to receive their award in cash and two directors elected to receive Company shares. The total award cost of $28,750 was reported as an expense in the first quarter of the 2018 fiscal year, and the Company subsequently distributed each award on January 9, 2018.

On December 20, 2016, the Company awarded a total of 150,000 shares of its common stock to six Directors for their service on the Board of Directors at a fair market value of $0.108 per share or $16,200, which was reported as an expense in the first quarter of the 2017 fiscal year.

Officers, Directors and their controlled entities own approximately 55.6% of the outstanding common stock of the Company as of December 31, 2017.

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

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause or (ii) in the event of a change in control of the Company. This additional severance compensation payable totals $495,000.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2017

NOTE 8. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into federal law, which includes significant changes to the U.S. corporate federal tax code. Among other changes, the Tax Act lowered the U.S. statutory corporate federal income tax rate from 35% to 21% effective January 1, 2018. As the Company’s 2018 fiscal year end falls on September 30, the U.S. statutory federal income tax rate for its 2018 fiscal year will be a blended rate of 24.5%, with the statutory rate of 21% applicable for its fiscal years beginning with 2019.

As of October 1, 2017, the Company had a net deferred tax asset of $160,355, primarily associated with its remaining cumulative federal net operating loss carry-forward. For the three month period ended December 31, 2017, the Company recognized a one-time net deferred tax charge of $66,855, of which $36,595 was associated with the revaluation of its net deferred tax liability at its 2018 fiscal year blended federal income tax rate. The remaining net deferred tax charge of $30,260 was associated with a reassessment of the Company’s remaining cumulative federal net operating loss carry-forward.

For the three month period ended December 31, 2017, the Company reported a pre-tax loss of $87,922. For the fiscal year ending September 30, 2018 the Company expects to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 29.2%. As such, the Company recorded a regular net tax benefit of $19,900 for the three month period ended December 31, 2017.

The Company’s remaining cumulative federal net operating loss carry-forward was approximately $382,000 at October 1, 2017 and will expire beginning in the year 2026. For the fiscal year ending September 30, 2018 the Company expects to utilize all of its remaining federal net tax operating loss carry-forward to offset a portion of the regular federal cash tax due for its 2018 fiscal year

NOTE 9. COMMITMENTS AND CONTINGENCIES

As of March 30, 2017, the Company entered into a settlement and release agreement (the “Eastland Settlement Agreement”) with Larry Eastland, the Company’s former President and CEO and certain parties affiliated with Mr. Eastland (collectively the “Eastland Defendants”) thereby bringing to a close litigation commenced by the Company in September of 2009 and identified as Parks! America, Inc. vs. Eastland; et al., Case No. 09-A-599668 in the Eighth Judicial District Court of the State of Nevada. Prior to that, in November of 2016, the Company reached a settlement with Stanley Harper and Computer Contact Service, Inc., an entity controlled by Mr. Harper (together the “Harper Defendants”) who were also defendants in that case. As a result, this litigation is terminated. The Harper Defendants received $372,416, inclusive of additional attorney’s fees, costs and interest (the “Harper Judgment Award”), which was paid on November 8, 2016. The Eastland Defendants agreed to make a settlement payment to the Company of $80,000 and assign 10,000 shares of the Company’s common stock, beneficially owned by one of the Eastland Defendants, to the Company (the “Settlement Shares”). Furthermore, the Company consented to the sale of 10,010,000 shares of common stock beneficially owned by the Eastland Defendants to Nicholas Parks (the “NP Transaction”). On April 20, 2017, the Company received the $80,000 settlement payment and the Settlement Shares. A Stipulation and Order to Dismiss the Litigation with Prejudice was filed on April 24, 2017. As part of the NP Transaction, the Company entered into a Settlement Agreement and Release with Nicholas Parks, dated as of March 30, 2017 (the “NP Settlement Agreement”). As a result of the NP Transaction, Nicholas Parks holds shares representing approximately 13.4% of the outstanding common stock of the Company.

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

December 31, 2017

NOTE 10. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended
	December 31, 2017	January 1, 2017
Total net sales:
Georgia	$888,525	$879,826
Missouri	107,826	119,604
Consolidated	$996,351	$999,430

Income (loss) before income taxes:
Georgia	$296,275	$391,560
Missouri	(104,126)	(73,659)
Segment total	192,149	317,901
Corporate	(223,646)	(260,981)
Other income (expense), net	3,930	1,831
Write-off of loan fees - prepayment	(12,495)	-
Interest expense	(47,860)	(50,224)
Consolidated	$(87,922)	$8,527

	As of
	December 31, 2017	October 1, 2017
Total assets:
Georgia	$7,082,871	$7,206,865
Missouri	2,553,802	2,714,869
Corporate	162,585	385,859
Consolidated	$9,799,258	$10,307,593

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC 855-10, except as noted in “NOTE 2. SIGNIFICANT ACCOUNTING POLICIES”, “NOTE 4. LONG-TERM DEBT and “NOTE 8. INCOME TAXES”, the Company has analyzed its operations subsequent to December 31, 2017 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying unaudited consolidated financial statements and provides additional information on the Company’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our Annual Report on Form 10-K for the fiscal year ended October 1, 2017.

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

Through our fiscal year ended October 1, 2017, our annual net sales, adjusted income before income taxes and net cash provided by operating activities have improved significantly in each of the past four fiscal years. These improvements are primarily attributable to a combination of increased attendance revenues and strong operating cost controls. Our Georgia Park in particular has benefitted from several positive factors including strong and stable management, the addition of online ticket sales in June 2015, growth and positive economic conditions in the greater Atlanta area, as well as positive guest perceptions of this Park. We are committed to leveraging the strong operating model we have established at our Georgia Park, with a focus on increasing attendance, as well as increasing the average revenue generated per guest visit via concession and gift shop revenues.

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

Results of Operations For the Three Month Period Ended December 31, 2017 as Compared to Three Month Period Ended January 1, 2017

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

The following table shows our consolidated and segment operating results for the three month periods ended December 31, 2017 and January 1, 2017:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Total net sales	$ 888,525	$ 879,826	$ 107,826	$ 119,604	$ 996,351	$ 999,430
Segment income from operations	296,275	391,560	(104,126)	(73,659)	192,149	317,901
Segment operating margin %	33.3%	44.5%	-96.6%	-61.6%	19.3%	31.8%

Corporate expenses					(223,646)	(260,981)
Other income (expense), net					3,930	1,831
Write-off of loan fees - prepayment					(12,495)	-
Interest expense					(47,860)	(50,224)
Income (loss) before income taxes					$ (87,922)	$ 8,527

Total Net Sales

On a reported basis, our total net sales for the three month period ended December 31, 2017 decreased by $3,079, to $996,351 versus the three month period ended January 1, 2017. Our Parks’ combined attendance based net sales increased by $10,376 or 1.1%, while animal sales decreased $13,455.

Our Georgia Park’s attendance based net sales increased by $17,081 or 2.0%, while animal sales decreased by $8,382. Our Missouri Park’s attendance based net sales decreased by $6,705 or 6.7%, and animal sales decreased by $5,073.

For the three month period ended December 31, 2017, attendance at our Georgia Park was essentially flat, while attendance at our Missouri Park decreased by 8.6%. We believe attendance at each Park was negatively impacted by several significant weather events that caused unplanned closures during the three month period ended December 31, 2017.

Segment Operating Margin

Our consolidated segment operating margin decreased by $125,752, resulting in segment income from operations of $192,149 for the three month period ended December 31, 2017 compared to $317,901 for the three month period ended January 1, 2017. Our Georgia Park’s segment operating income was $296,275, resulting in a decrease of $95,285, principally as a result of higher insurance, compensation and advertising costs, and lower animal sales, partially offset by an increase in attendance based net sales. Our Missouri Park generated segment operating loss of $104,126, a decrease of $30,467, as a result of higher overall operating expenses, as well as lower attendance based net sales and lower animal sales.

Corporate Expenses and Other

Corporate spending decreased by $37,335 to $223,646 during the three month period ended December 31, 2017, primarily due to lower legal fees, partially offset by higher compensation expense.

Write-off of loan fees – prepayment

During the three month period ended December 31, 2017, the Company wrote-off $12,495 of deferred loan fees associated with a $300,000 prepayment against its Refinancing Loan.

Interest Expense

Interest expense for the three month period ended December 31, 2017 was $47,860, a decrease of $2,364 compared with the three month period ended January 1, 2017, primarily as a result of lower average term loan borrowing.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into federal law, which includes significant changes to the U.S. corporate federal tax code. Among other changes, the Tax Act lowered the U.S. statutory corporate federal income tax rate from 35% to 21% effective January 1, 2018. As our 2018 fiscal year end falls on September 30, the U.S. statutory federal income tax rate for our 2018 fiscal year will be a blended rate of 24.5%, with the statutory rate of 21% applicable for our fiscal years beginning with 2019.

As of October 1, 2017, we had a net deferred tax asset of $160,355, primarily associated with our remaining cumulative federal net operating loss carry-forward. For the three month period ended December 31, 2017, we recognized a one-time net deferred tax charge of $66,855, of which $36,595 was associated with the revaluation of our net deferred tax liability at the 2018 fiscal year blended tax rate. The remaining net deferred tax charge of $30,260 was associated with a reassessment of our remaining cumulative federal net operating loss carry-forward.

For the three month period ended December 31, 2017, we reported a pre-tax loss of $87,922. For the fiscal year ending September 30, 2018 we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 29.2%. As such, we recorded a regular net tax benefit of $19,900 for the three month period ended December 31, 2017.

Our remaining cumulative federal net operating loss carry-forward was approximately $382,000 at October 1, 2017 and will expire beginning in the year 2026. For the fiscal year ending September 30, 2018 we expects to utilize all of our remaining federal net tax operating loss carry-forward to offset a portion of the regular federal cash tax due for our 2018 fiscal year.

For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Income and Income Per Share

During the three month period ended December 31, 2017, we reported a net loss of $134,877 or $0.00 per basic share and per fully diluted share, compared to net income of $5,227 or $0.00 per basic share and per fully diluted share, for the three month period ended January 1, 2017, resulting in an decrease of $140,104. Net income for the three month period ended December 31, 2017 included a one-time deferred tax charge of $66,855. The primary drivers for the remaining $73,249 decrease in net income for the quarter are a $95,285 decrease in operating income for our Georgia Park, a $30,467 decrease in the operating income for our Missouri Park, and the write-off of loan fees of $12,495 associated with a partial prepayment against our term loan, partially offset by a $37,335 decrease in Corporate spending, a $23,200 decrease in our income tax provision, and a $2,364 decrease in interest expense.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Our slow season starts after Labor Day in September and runs until Spring Break, which typically begins toward the end of March. The first and second quarters of our fiscal year have historically generated negative cash flow, requiring us to borrow on a seasonal basis to fund operations and prepare our Parks for the busy season during the third and fourth quarters of our fiscal year. However, as a result of our improved cash position, during our 2017 fiscal year we did not utilize any seasonal borrowing and we do not anticipate utilizing any seasonal borrowing during our 2018 fiscal year.

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

Our working capital was $2.73 million as of December 31, 2017, compared to $3.14 million as of October 1, 2017. This decrease in working capital primarily reflects the use of $300,000 in cash as a partial prepayment against our Refinancing Loan, as well as capital expenditures and scheduled payments on our term debt during the three months ended December 31, 2017.

Total loan debt, including current maturities, as of December 31, 2017 was $2.78 million compared to $3.10 million as of October 1, 2017. The decrease in total loan debt was a result of a $300,000 prepayment made on December 13, 2017, as well as scheduled payments against our term loan during the three months ended December 31, 2017. There were no borrowings on our CB&T LOC as of December 31, 2017 and October 1, 2017, respectively.

As of December 31, 2017, we had equity of $6.65 million and total loan debt of $2.78 million, resulting in a debt to equity ratio of 0.42 to 1.0. Our debt to equity ratio was 0.46 to 1.0 as of October 1, 2017.

Operating Activities

Net cash used in operating activities was $41,081 for the three month period ended December 31, 2017, compared to $372,399 for the three month period ended January 1, 2017. Excluding the $372,416 of restricted cash paid out for the Harper Judgment Award (as further described in PART II, ITEM 1. “LEGAL PROCEEDINGS” herein) during the three months ended January 1, 2017, cash flow provided used activities increased by $41,098 during the three months ended December 31, 2017, primarily as a result of an increase in our net loss.

Investing Activities

During the three months ended December 31, 2017, we spent $138,988 on capital improvements at our Parks, compared to $141,552 spent on capital improvements during the three months ended January 1, 2017. The three month ended January 1, 2017 also included the one-time $456,492 reduction in restricted cash associated with the payout of the Harper Judgment Award, as further described in PART II, ITEM 1. “LEGAL PROCEEDINGS” herein.

Financing Activities

Net cash used in financing activities was $332,412 for the three month period ended December 31, 2017, compared to $30,869 for the three month period ended January 1, 2017. During the three month period ended December 31, 2017, we made a $300,000 prepayment against our term loan, all other payments during both periods reflect scheduled payments on our term loan.

Subsequent Events

See “NOTE 2. SIGNIFICANT ACCOUNTING POLICIES”, “NOTE 4. LONG TERM DEBT”, and “NOTE 8. INCOME TAXES” of the the Notes to the Consolidated Financial Statements (Unaudited).

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Quarterly Report. Our significant accounting policies are set forth in “NOTE 2. SIGNIFICANT ACCOUNTING POLICIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report, which should be reviewed as they are integral to understanding results of operations and financial position. The Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended October 1, 2017 includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

As of March 30, 2017, we entered into a settlement and release agreement (the “Eastland Settlement Agreement”) with Larry Eastland, the Company’s former President and CEO and certain parties affiliated with Mr. Eastland (collectively the “Eastland Defendants”) thereby bringing to a close litigation commenced by the Company in September of 2009 and identified as Parks! America, Inc. vs. Eastland; et al., Case No. 09-A-599668 in the Eighth Judicial District Court of the State of Nevada. Prior to that, in November of 2016, we reached a settlement with Stanley Harper and Computer Contact Service, Inc., an entity controlled by Mr. Harper (together the “Harper Defendants”) who were also defendants in that case. As a result, this litigation is terminated. The Harper Defendants received $372,416, inclusive of additional attorney’s fees, costs and interest (the “Harper Judgment Award”), which was paid on November 8, 2016. The Eastland Defendants agreed to make a settlement payment to the Company of $80,000 and assign 10,000 shares of the Company’s common stock, beneficially owned by one of the Eastland Defendants, to the Company (the “Settlement Shares”). Furthermore, we consented to the sale of 10,010,000 shares of common stock beneficially owned by the Eastland Defendants to Nicholas Parks (the “NP Transaction”). On April 20, 2017, the Company received the $80,000 settlement payment and the Settlement Shares. A Stipulation and Order to Dismiss the Litigation with Prejudice was filed on April 24, 2017. As part of the NP Transaction, we entered into a Settlement Agreement and Release with Nicholas Parks, dated as of March 30, 2017 (the “NP Settlement Agreement”). As a result of the NP Transaction, Nicholas Parks holds shares representing approximately 13.4% of the outstanding common stock of the Company.

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

ITEM 1A. RISK FACTORS

You should read the MD&A together with our unaudited consolidated financial statements and related notes, each included elsewhere in this Quarterly Report, in conjunction with the Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended October 1, 2017. Some of the information contained in the MD&A or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "RISK FACTORS" below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

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

PARKS! AMERICA, INC.

February 8, 2018	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer (Principal Executive Officer)