Form 10-Q
period 2018-04-01
PARKS AMERICA, INC
filed 2018-05-10
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[   ] No [X]

As of May 4, 2018, the issuer had 74,721,537 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION:

PART II. OTHER INFORMATION:

PARKS! AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of April 1, 2018 and October 1, 2017

	April 1, 2018	October 1, 2017
ASSETS
Cash	$2,377,929	$3,204,043
Inventory	235,870	157,320
Prepaid expenses	216,405	309,626
Total current assets	2,830,204	3,670,989

Property and equipment, net	6,704,625	6,464,850
Intangible assets, net	1,800	2,200
Deferred tax asset	93,500	160,355
Other assets	10,426	9,199
Total assets	$9,640,555	$10,307,593

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$38,871	$137,717
Other current liabilities	216,255	281,155
Current portion of long-term debt, net	92,373	111,496
Total current liabilities	347,499	530,368

Long-term debt, net	2,664,285	2,990,417
Total liabilities	3,011,784	3,520,785

Stockholders’ equity
Common stock; 300,000,000 shares authorized,
at $.001 par value; 74,721,537 and 74,671,537
shares issued and outstanding, respectively	74,721	74,671
Capital in excess of par	4,837,116	4,825,666
Treasury stock	(3,250)	(3,250)
Retained earnings	1,720,184	1,889,721
Total stockholders’ equity	6,628,771	6,786,808
Total liabilities and stockholders’ equity	$9,640,555	$10,307,593

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months and Six Months Ended April 1, 2018 and April 2, 2017

	For the three months ended		For the six months ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Net sales	$918,579	$1,201,917	$1,876,219	$2,149,181
Sale of animals	25,519	17,941	64,230	70,107
Total net sales	944,098	1,219,858	1,940,449	2,219,288

Cost of sales	122,638	144,750	233,723	251,094
Selling, general and administrative	695,173	671,733	1,515,205	1,418,499
Depreciation and amortization	93,950	89,450	191,400	178,900
(Gain) loss on disposal of operating assets, net	26,022	(259)	25,303	(309)
Income (loss) from operations	6,315	314,184	(25,182)	371,104

Other income (expense), net	4,924	2,828	8,854	4,659
Write-off of loan fees - prepayment	-	-	(12,495)	-
Interest expense	(51,656)	(50,796)	(99,516)	(101,020)
Income (loss) before income taxes	(40,417)	266,216	(128,339)	274,743

Income tax provision	(5,757)	100,700	41,198	104,000
Net income (loss)	$(34,660)	$165,516	$(169,537)	$170,743

Income (loss) per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares
outstanding (in 000's) - basic and diluted	74,717	74,681	74,694	74,618

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended April 1, 2018 and Year Ended October 1, 2017

			Capital in	Treasury	Retained
	Shares	Amount	Excess of Par	Stock	Earnings	Total
Balance at October 2, 2016	74,531,537	$74,531	$4,809,606	$(3,250)	$629,067	$5,509,954
Issuance of common stock to Directors	150,000	150	16,050	-	-	16,200
Common stock returned to the Company
in conjunction with a legal settlement	(10,000)	(10)	10	-	-	-
Net income for the year
ended October 1, 2017	-	-	-	-	1,260,654	1,260,654
Balance at October 1, 2017	74,671,537	74,671	4,825,666	(3,250)	1,889,721	6,786,808
Issuance of common stock to Directors	50,000	50	11,450	-	-	11,500
Net loss for the six months
ended April 1, 2018	-	-	-	-	(169,537)	(169,537)
Balance at April 1, 2018	74,721,537	$74,721	$4,837,116	$(3,250)	$1,720,184	$6,628,771

The accompanying notes are an integral part of these condensed financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended April 1, 2018 and April 2, 2017

	For the six months ended
	April 1, 2018	April 2, 2017
OPERATING ACTIVITIES:
Net income (loss)	$(169,537)	$170,743
Reconciliation of net income (loss) to net cash
used in operating activities:
Depreciation and amortization expense	191,400	178,900
Interest expense - loan fee amortization	4,874	5,204
Write-off of loan fees - prepayment	12,495	-
(Gain) loss on disposal of assets	25,303	(309)
Stock-based compensation	11,500	16,200
Deferred taxes	66,855	75,500
Changes in assets and liabilities
(Increase) decrease in inventory	(78,550)	(21,750)
(Increase) decrease in prepaid expenses	93,221	(13,800)
Increase (decrease) in accounts payable	(98,846)	(14,729)
Increase (decrease) in other current liabilities	(64,900)	(25,917)
Increase (decrease) in accrued judgment award	-	(372,416)
Net cash used in operating activities	(6,185)	(2,374)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(459,340)	(335,984)
Proceeds from the disposition of property and equipment	2,035	-
(Increase) decrease in restricted cash	-	456,492
Net cash provided by (used in) investing activities	(457,305)	120,508

FINANCING ACTIVITIES:
Payments on notes payable	(362,624)	(61,169)
Net cash used in financing activities	(362,624)	(61,169)

Net increase (decrease) in cash	(826,114)	56,965
Cash at beginning of period	3,204,043	1,482,777
Cash at end of period	$2,377,929	$1,539,742

Supplemental Cash Flow Information:
Cash paid for interest	$98,273	$96,887
Cash paid for income taxes	$98,792	$87,500

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 1, 2018

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months and six months ended April 1, 2018 and April 2, 2017 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. In the opinion of management interim results reflect all normal and recurring adjustments, and are not necessarily indicative of the results for a full fiscal year.

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

April 1, 2018

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

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had no accounts receivable as of April 1, 2018 and October 1, 2017, respectively.

Inventory: Inventory consists of gift shops items, animal food, concession and park supplies, and is stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly.

Property and Equipment: Property and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	April 1, 2018	October 1, 2017	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Ground improvements	981,782	935,904	7-25 years
Buildings and structures	2,900,017	2,891,668	10-39 years
Animal shelters and habitats	1,370,369	1,330,653	10-39 years
Park animals	961,559	741,894	5-10 years
Equipment - concession and related	212,831	209,665	3-15 years
Equipment and vehicles - yard and field	570,267	541,703	3-15 years
Vehicles - buses and rental	232,963	200,764	3-5 years
Rides and entertainment	189,038	180,466	5-7 years
Furniture and fixtures	60,485	60,485	5-10 years
Projects in process	41,217	-
Property and equipment, cost	10,027,708	9,600,382
Less accumulated depreciation	(3,323,083)	(3,135,532)
Property and equipment, net	$6,704,625	$6,464,850

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

Other Current Liabilities: The following is a breakdown of other current liabilities:

	April 1, 2018	October 1, 2017
Accrued wages and payroll taxes	$55,210	$22,644
Deferred revenue	47,607	47,607
Accrued sales taxes	41,789	32,865
Accrued property taxes	16,950	37,557
Accrued income taxes	-	62,650
Other accrued liabilities	54,699	77,832
Other current liabilities	$216,255	$281,155

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 1, 2018

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

Stock Based Compensation: The Company recognizes compensation costs on a straight-line basis over the requisite service period associated with the grant. No activity has occurred in relation to stock options during any period presented. The Company awards shares of its common stock to members of its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption from registration is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company recognizes the expense based on the fair market value at time of the grant. Each director is typically granted 25,000 restricted shares or the cash equivalent annually, usually toward the end of the calendar year.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into federal law, which includes significant changes to the U.S. corporate federal tax code. Among other changes, the Tax Act lowered the U.S. statutory corporate federal income tax rate from 35% to 21%. As the Company’s 2018 fiscal year end falls on September 30, the U.S. statutory federal income tax rate for its 2018 fiscal year will be a blended rate of 24.5%, with the statutory rate of 21% applicable for its fiscal years beginning with 2019. See “NOTE 8. INCOME TAXES” for additional information.

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

April 1, 2018

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

On December 13, 2017, the Company made a prepayment of $300,000 against the Refinancing Loan. As a result of this prepayment, the Company wrote-off $12,495 of the Refinancing Loan closing costs, leaving $122,911 of Refinancing Loan costs to be amortized over its remaining 15-year life. The minimum required monthly payment is approximately $25,800 for the next five years of the Refinancing Loan term, commencing in February 2018.

Interest expense of $51,656 and $50,796 for the three month period ended April 1, 2018 and April 2, 2017, respectively, includes $2,437 and $2,602 of amortization of debt closing costs, respectively. Interest expense of $99,516 and $101,020 for the six month period ended April 1, 2018 and April 2, 2017, respectively, includes $4,874 and $5,204 of amortization of debt closing costs, respectively.

	As of
	April 1, 2018	October 1, 2017
Refinancing Loan principal outstanding	$2,877,132	$3,239,756
Less: unamortized debt closing costs	(120,474)	(137,843)
Gross long-term debt	2,756,658	3,101,913
Less current portion of long-term debt,
net of unamortized debt closing costs	(92,373)	(111,496)
Long-term debt	$2,664,285	$2,990,417

As of April 1, 2018, the scheduled future principal maturities by fiscal year are as follows:

2018	$45,608
2019	115,028
2020	123,343
2021	132,260
2022	141,821
thereafter	2,319,072
Total	$2,877,132

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 1, 2018

NOTE 5. LINES OF CREDIT

The Company maintains a $350,000 line of credit loan (the “LOC”) from CB&T for working capital purposes. This LOC has an initial term of seven years, ending on January 8, 2020, and is subject to the satisfactory performance by the Company. The LOC interest rate is tied to the prime rate and was 6.75% as of April 1, 2018, with a minimum rate of 5.25%. The closing costs for the LOC totaled $11,482 and are being amortized over the initial seven-year term of the loan. As of April 1, 2018 and October 1, 2017, respectively, there was no outstanding balance against the LOC. When applicable, all advances on the Company’s LOC are recorded as current liabilities.

NOTE 6. STOCKHOLDERS’ EQUITY

Shares of common stock issued for service to the Company are valued based on market price on the date of issuance.

On December 20, 2017, the Company declared its annual award to five Directors for their service on the Board of Directors. Each director was awarded 25,000 shares at $0.230 per share or the cash equivalent of $5,750. Three directors elected to receive their award in cash and two directors elected to receive shares of the Company’s common stock. The total award cost of $28,750 was reported as an expense in the first quarter of the 2018 fiscal year, and the Company subsequently distributed each award on January 9, 2018.

On December 20, 2016, the Company awarded a total of 150,000 shares of its common stock to six Directors for their service on the Board of Directors at a fair market value of $0.108 per share or $16,200, which was reported as an expense in the first quarter of the 2017 fiscal year.

Officers, Directors and their controlled entities own approximately 51.8% of the outstanding common stock of the Company as of April 1, 2018.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 1, 2018

NOTE 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

Effective May 1, 2018, the Company entered into an employment agreement with Michael D. Newman (the “Newman Employment Agreement”) to serve as the Company’s Vice President of Safari Operations. Mr. Newman has been the general manager of Wild Animal – Georgia since February 2011. Pursuant to the Newman Employment Agreement, Mr. Newman received an initial base annual compensation of $95,000 per year, subject to annual review by the Board of Directors. Mr. Newman also received a $5,000 signing bonus. The Newman Employment Agreement has a term of five years and entitles Mr. Newman to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause ($545,000 in aggregate) or (ii) in the event of a change in control of the Company ($495,000 in aggregate).

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

As of October 1, 2017, the Company had a net deferred tax asset of $160,355, primarily associated with its remaining cumulative federal net operating loss carry-forward. For the three month period ended April 1, 2018, the Company recognized a one-time net deferred tax charge of $66,855, of which $36,595 was associated with the revaluation of its net deferred tax liability at its 2018 fiscal year blended federal income tax rate. The remaining net deferred tax charge of $30,260 was associated with a reassessment of the Company’s remaining cumulative federal net operating loss carry-forward.

For the six month period ended April 1, 2018, the Company reported a pre-tax loss of $128,339. For the fiscal year ending September 30, 2018 the Company expects to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 29.2%. As such, the Company recorded a regular net tax benefit of approximately $25,700 for the six month period ended April 1, 2018.

The Company’s remaining cumulative federal net operating loss carry-forward was approximately $382,000 at October 1, 2017 and will expire beginning in the year 2026. For the fiscal year ending September 30, 2018 the Company expects to utilize all of its remaining federal net tax operating loss carry-forwards to offset a portion of the regular federal cash tax due for its 2018 fiscal year.

NOTE 9. COMMITMENTS AND CONTINGENCIES

As of March 30, 2017, the Company entered into a settlement and release agreement (the “Eastland Settlement Agreement”) with Larry Eastland, the Company’s former President and CEO and certain parties affiliated with Mr. Eastland (collectively the “Eastland Defendants”) thereby bringing to a close litigation commenced by the Company in September of 2009 and identified as Parks! America, Inc. vs. Eastland; et al., Case No. 09-A-599668 in the Eighth Judicial District Court of the State of Nevada. Prior to that, in November of 2016, the Company reached a settlement with Stanley Harper and Computer Contact Service, Inc., an entity controlled by Mr. Harper (together the “Harper Defendants”) who were also defendants in that case. As a result, this litigation was terminated. The Harper Defendants received $372,416, inclusive of additional attorney’s fees, costs and interest (the “Harper Judgment Award”), which was paid on November 8, 2016. The Eastland Defendants agreed to make a settlement payment to the Company of $80,000 and assign 10,000 shares of the Company’s common stock, beneficially owned by one of the Eastland Defendants, to the Company (the “Settlement Shares”). Furthermore, the Company consented to the sale of 10,010,000 shares of common stock beneficially owned by the Eastland Defendants to Nicholas Parks (the “NP Transaction”). On April 20, 2017, the Company received the $80,000 settlement payment and the Settlement Shares. A Stipulation and Order to Dismiss the Litigation with Prejudice was filed on April 24, 2017. As part of the NP Transaction, the Company entered into a Settlement Agreement and Release with Nicholas Parks, dated as of March 30, 2017 (the “NP Settlement Agreement”). As a result of the NP Transaction, Nicholas Parks holds shares representing approximately 13.4% of the outstanding common stock of the Company.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 1, 2018

NOTE 9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended		For the six months ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Total net sales:
Georgia	$827,907	$1,068,555	$1,716,432	$1,948,381
Missouri	116,191	151,303	224,017	270,907
Consolidated	$944,098	$1,219,858	$1,940,449	$2,219,288

Income (loss) before income taxes:
Georgia	$234,104	$552,206	$530,379	943,766
Missouri	(113,640)	(65,804)	(217,766)	(139,463)
Segment total	120,464	486,402	312,613	804,303
Corporate	(114,149)	(172,218)	(337,795)	(433,199)
Other income (expense), net	4,924	2,828	8,854	4,659
Write-off of loan fees - prepayment	-	-	(12,495)	-
Interest expense	(51,656)	(50,796)	(99,516)	(101,020)
Consolidated	$(40,417)	$266,216	$(128,339)	$274,743

	As of
	April 1, 2018	October 1, 2017
Total assets:
Georgia	$6,894,949	$7,206,865
Missouri	2,492,199	2,714,869
Corporate	253,407	385,859
Consolidated	$9,640,555	$10,307,593

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC 855-10, except as noted in “NOTE 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES”, the Company has analyzed its operations subsequent to April 1, 2018 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited consolidated financial statements.

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

Results of Operations For the Three Month Period Ended April 1, 2018 as Compared to Three Month Period Ended April 2, 2017

The following table shows our consolidated and segment operating results for the three month periods ended April 1, 2018 and April 2, 2017:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Total net sales	$827,907	$1,068,555	$116,191	$151,303	$944,098	$1,219,858
Segment income (loss) from operations	234,104	552,206	(113,640)	(65,804)	120,464	486,402
Segment operating margin %	28.3%	51.7%	-97.8%	-43.5%	12.8%	39.9%

Corporate expenses					(114,149)	(172,218)
Other income (expense), net					4,924	2,828
Interest expense					(51,656)	(50,796)
Income (loss) before income taxes					$(40,417)	$266,216

Total Net Sales

Our total net sales for the three month period ended April 1, 2018 decreased by $275,760, to $944,098 versus the three month period ended April 2, 2017. Our Parks’ combined attendance based net sales decreased by $283,338 or 23.6%, while animal sales increased by $7,578.

Our Georgia Park’s attendance based net sales decreased by $256,168 or 24.1%, while animal sales increased by $15,520. Our Missouri Park’s attendance based net sales decreased by $27,170 or 19.6%, and animal sales decreased by $7,942.

For the three month period ended April 1, 2018, attendance at our Georgia Park and our Missouri Park decreased by 27.9% and 21.0%, respectively. We believe attendance at each Park was negatively impacted by cold, wet winter weather during the three month period ended April 1, 2018.

Segment Operating Margin

Our consolidated segment operating margin decreased by $365,938, resulting in segment income from operations of $120,464 for the three month period ended April 1, 2018 compared to $486,402 for the three month period ended April 2, 2017. Our Georgia Park’s segment operating income was $234,104, resulting in a decrease of $318,102, principally as a result of lower attendance based net sales, and higher insurance, compensation and advertising costs, as well as losses on asset disposals, partially offset by increased animal sales and lower cost of sales. Our Missouri Park generated a segment operating loss of $113,640, an increase of $47,836, as a result of lower attendance based net sales and lower animal sales, as well as losses on asset disposals.

Corporate Expenses and Other

Corporate spending decreased by $58,069 to $114,149 during the three month period ended April 1, 2018, primarily due to lower legal fees.

Interest Expense

Interest expense for the three month period ended April 1, 2018 was $51,656, an increase of $860 compared with the three month period ended April 2, 2017, primarily as a result of a 125 basis point increase in the interest rate on our term loan effective January 8, 2018, partially offset by lower average term loan borrowing.

Income Taxes

For the three month period ended April 1, 2018, we reported a pre-tax loss of $40,417. For the fiscal year ending September 30, 2018 we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 29.2%. As such, we recorded a regular net tax benefit of approximately $5,800 for the three month period ended April 1, 2018.

For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Income and Income Per Share

During the three month period ended April 1, 2018, we reported a net loss of $34,660 or $0.00 per basic share and per fully diluted share, compared to net income of $165,516 or $0.00 per basic share and per fully diluted share, for the three month period ended April 2, 2017, resulting in an decrease of $200,176. The primary drivers for the decrease in net income for this quarter are a $318,102 decrease in operating income for our Georgia Park, a $47,836 increase in the operating loss for our Missouri Park, partially offset by a $58,069 decrease in Corporate spending and a $106,457 decrease in our income tax provision

Results of Operations For the Six Month Period Ended April 1, 2018 as Compared to Six Month Period Ended

April 2, 2017

The following table shows our consolidated and segment operating results for the six month periods ended April 1, 2018 and April 2, 2017:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Total net sales	$1,716,432	$1,948,381	$224,017	$270,907	$1,940,449	$2,219,288
Segment income (loss) from operations	530,379	943,766	(217,766)	(139,463)	312,613	804,303
Segment operating margin %	30.9%	48.4%	-97.2%	-51.5%	16.1%	36.2%

Corporate expenses					(337,795)	(433,199)
Other income (expense), net					8,854	4,659
Write-off of loan fees – prepayment					(12,495)	-
Interest expense					(99,516)	(101,020)
Income before income taxes					$(128,339)	$274,743

Total Net Sales

Our total net sales for the six month period ended April 1, 2018 decreased by $278,839, to $1,940,449 versus the six month period ended April 2, 2017. Our Parks’ combined attendance based net sales decreased by $272,962 or 12.7%, and animal sales decreased by $5,877.

Our Georgia Park’s attendance based net sales decreased by $239,087 or 12.5%, while animal sales increased by $7,138. Our Missouri Park’s attendance based net sales decreased by $33,875 or 14.2%, and animal sales decreased by 13,015.

For the six month period ended April 1, 2018, attendance at our Georgia Park and our Missouri Park decreased by 14.8% and 15.4%, respectively. We believe attendance at each Park was negatively impacted by several significant weather events that caused unplanned closures, in addition to generally cold, wet winter weather conditions.

Segment Operating Margin

Our consolidated segment operating margin decreased by $491,690, resulting in segment income from operations of $312,613 for the six month period ended April 1, 2018 compared to $804,303 for the six month period ended April 2, 2017. Our Georgia Park’s segment operating income was $530,379, resulting in a decrease of $413,387, principally as a result of lower attendance based net sales, and higher insurance, compensation and advertising costs, as well as losses on asset disposals, partially offset by increased animal sales and lower cost of sales. Our Missouri Park generated a segment operating loss of $217,766, an increase of $78,303, as a result of lower attendance based net sales and lower animal sales, and higher cost of sales, as well as losses on asset disposals.

Corporate Expenses and Other

Corporate spending decreased by $95,404 to $337,795 during the six month period ended April 1, 2018, primarily due to lower legal fees, partially offset by higher compensation expense.

Write-off of loan fees – prepayment

During the six month period ended April 1, 2018, the Company wrote-off $12,495 of deferred loan fees associated with a $300,000 prepayment against its Refinancing Loan.

Interest Expense

Interest expense for the six month period ended April 1, 2018 was $99,516, a decrease of $1,504 compared with the six month period ended April 2, 2017, primarily as a result of lower average term loan borrowing, partially offset by a 125 basis point increase in the interest rate on our term loan effective January 8, 2018.

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

As of October 1, 2017, we had a net deferred tax asset of $160,355, primarily associated with our remaining cumulative federal net operating loss carry-forward. For the six month period ended April 1, 2018, we recognized a one-time net deferred tax charge of $66,855, of which $36,595 was associated with the revaluation of our net deferred tax liability at the 2018 fiscal year blended tax rate. The remaining net deferred tax charge of $30,260 was associated with a reassessment of our remaining cumulative Federal net operating loss carry-forward.

For the six month period ended April 1, 2018, we reported a pre-tax loss of $128,339. For the fiscal year ending September 30, 2018 we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 29.2%. As such, we recorded a regular net tax benefit of approximately $25,700 for the six month period ended April 1, 2018.

Our remaining cumulative federal net operating loss carry-forward was approximately $382,000 at October 1, 2017 and will expire beginning in the year 2026. For the fiscal year ending September 30, 2018 we expects to utilize all of our remaining federal net tax operating loss carry-forwards to offset a portion of the regular federal cash tax due for our 2018 fiscal year.

For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Income and Income Per Share

During the six month period ended April 1, 2018, we reported a net loss of $169,537 or $0.00 per basic share and per fully diluted share, compared to net income of $170,743 or $0.00 per basic share and per fully diluted share, for the six month period ended April 2, 2017, resulting in a decrease of $340,280. Net income for the six month period ended April 1, 2018 included a one-time deferred tax charge of $66,855. The primary drivers for the remaining $273,425 decrease in net income for this six month period are a $413,387 decrease in operating income for our Georgia Park, a $78,303 increase in the operating loss for our Missouri Park, and the write-off of loan fees of $12,495 associated with a partial prepayment against our term loan, partially offset by a $95,404 decrease in Corporate spending, and $129,657 decrease in our regular income tax provision.

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

Our working capital was $2.48 million as of April 1, 2018, compared to $3.14 million as of October 1, 2017. This decrease in working capital primarily reflects the use of $300,000 in cash as a partial prepayment against our Refinancing Loan, as well as capital expenditures and scheduled payments on our term debt during the six months ended April 1, 2018.

Total loan debt, including current maturities, as of April 1, 2018 was $2.76 million compared to $3.10 million as of October 1, 2017. The decrease in total loan debt was a result of a $300,000 prepayment made on December 13, 2017, as well as scheduled payments against our term loan during the six months ended April 1, 2018. There were no borrowings on our CB&T LOC as of April 1, 2018 and October 1, 2017, respectively.

As of April 1, 2018, we had equity of $6.63 million and total loan debt of $2.76 million, resulting in a debt to equity ratio of 0.42 to 1.0. Our debt to equity ratio was 0.46 to 1.0 as of October 1, 2017.

Operating Activities

Net cash used in operating activities was $6,185 for the six month period ended April 1, 2018, compared to $2,374 for the six month period ended April 2, 2017. Excluding the $372,416 of restricted cash paid out for the Harper Judgment Award (as further described in PART II, ITEM 1. “LEGAL PROCEEDINGS” herein) during the six months ended April 2, 2017, cash flow used in operating activities increased by $376,227 during the six months ended April 1, 2018, primarily as a result of reduction in our net income.

Investing Activities

During the six months ended April 1, 2018, we spent $459,340 on capital improvements at our Parks, compared to $335,984 spent on capital improvements during the six months ended April 2, 2017. The six month ended April 2, 2017 also included the one-time $456,492 reduction in restricted cash associated with the payout of the Harper Judgment Award, as further described in PART II, ITEM 1. “LEGAL PROCEEDINGS” herein.

Financing Activities

Net cash used in financing activities was $362,624 for the six month period ended April 1, 2018, compared to $61,169 for the six month period ended April 2, 2017. During the six month period ended April 1, 2018, we made a $300,000 prepayment against our term loan, and other payments during both periods reflect scheduled payments on our term loan.

Subsequent Events

See “NOTE 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES” of the Notes to the Consolidated Financial Statements (Unaudited).

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Quarterly Report. Our significant accounting policies are set forth in “NOTE 2. SIGNIFICANT ACCOUNTING POLICIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report, which should be reviewed as they are integral to understanding results of operations and financial position. The Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended October 1, 2017 includes additional information about us, and our operations, financial condition, critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended April 1, 2018 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

As of March 30, 2017, we entered into a settlement and release agreement (the “Eastland Settlement Agreement”) with Larry Eastland, the Company’s former President and CEO and certain parties affiliated with Mr. Eastland (collectively the “Eastland Defendants”) thereby bringing to a close litigation commenced by the Company in September of 2009 and identified as Parks! America, Inc. vs. Eastland; et al., Case No. 09-A-599668 in the Eighth Judicial District Court of the State of Nevada. Prior to that, in November of 2016, we reached a settlement with Stanley Harper and Computer Contact Service, Inc., an entity controlled by Mr. Harper (together the “Harper Defendants”) who were also defendants in that case. As a result, this litigation was terminated. The Harper Defendants received $372,416, inclusive of additional attorney’s fees, costs and interest (the “Harper Judgment Award”), which was paid on November 8, 2016. The Eastland Defendants agreed to make a settlement payment to the Company of $80,000 and assign 10,000 shares of the Company’s common stock, beneficially owned by one of the Eastland Defendants, to the Company (the “Settlement Shares”). Furthermore, we consented to the sale of 10,010,000 shares of common stock beneficially owned by the Eastland Defendants to Nicholas Parks (the “NP Transaction”). On April 20, 2017, the Company received the $80,000 settlement payment and the Settlement Shares. A Stipulation and Order to Dismiss the Litigation with Prejudice was filed on April 24, 2017. As part of the NP Transaction, we entered into a Settlement Agreement and Release with Nicholas Parks, dated as of March 30, 2017 (the “NP Settlement Agreement”). As a result of the NP Transaction, Nicholas Parks holds shares representing approximately 13.4% of the outstanding common stock of the Company.

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

PARKS! AMERICA, INC.

May 10, 2018	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer (Principal Executive Officer)