Form 10-Q
period 2018-07-01
PARKS AMERICA, INC
filed 2018-08-08
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2018

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

As of August 6, 2018, the issuer had 74,721,537 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of July 1, 2018 and October 1, 2017

	July 1, 2018	October 1, 2017
ASSETS
Cash	$3,186,874	$3,204,043
Inventory	222,058	157,320
Prepaid expenses	156,771	309,626
Total current assets	3,565,703	3,670,989

Property and equipment, net	6,694,802	6,464,850
Intangible assets, net	1,600	2,200
Deferred tax asset	-	160,355
Other assets	12,050	9,199
Total assets	$10,274,155	$10,307,593

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$21,240	$137,717
Other current liabilities	264,417	281,155
Current portion of long-term debt, net	94,287	111,496
Total current liabilities	379,944	530,368

Long-term debt, net	2,635,841	2,990,417
Total liabilities	3,015,785	3,520,785

Stockholders’ equity
Common stock; 300,000,000 shares authorized,
at $.001 par value; 74,721,537 and 74,671,537
shares issued and outstanding, respectively	74,721	74,671
Capital in excess of par	4,837,116	4,825,666
Treasury stock	(3,250)	(3,250)
Retained earnings	2,349,783	1,889,721
Total stockholders’ equity	7,258,370	6,786,808
Total liabilities and stockholders’ equity	$10,274,155	$10,307,593

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months and Nine Months Ended July 1, 2018 and July 2, 2017

	For the three months ended		For the nine months ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net sales	$2,035,839	$2,110,476	$3,912,058	$4,259,657
Sale of animals	7,125	4,027	71,355	74,134
Total net sales	2,042,964	2,114,503	3,983,413	4,333,791

Cost of sales	213,506	189,151	447,229	440,245
Selling, general and administrative	839,027	808,363	2,354,232	2,226,862
Depreciation and amortization	97,450	89,450	288,850	268,350
(Gain) loss on disposal of operating assets, net	-	-	25,303	(309)
Income from operations	892,981	1,027,539	867,799	1,398,643

Other income (expense), net	4,938	82,472	13,792	87,131
Write-off of loan fees - prepayment	-	-	(12,495)	-
Interest expense	(52,497)	(49,799)	(152,013)	(150,819)
Income before income taxes	845,422	1,060,212	717,083	1,334,955

Income tax provision	215,823	406,000	257,021	510,000
Net income	$629,599	$654,212	$460,062	$824,955

Income per share - basic and diluted	$0.01	$0.01	$0.01	$0.01

Weighted average shares
outstanding (in 000's) - basic and diluted	74,721	74,674	74,703	74,632

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Nine Months Ended July 1, 2018 and Year Ended October 1, 2017

			Capital in	Treasury	Retained
	Shares	Amount	Excess of Par	Stock	Earnings	Total
Balance at October 2, 2016	74,531,537	$74,531	$4,809,606	$(3,250)	$629,067	$5,509,954
Issuance of common stock to Directors	150,000	150	16,050	-	-	16,200
Common stock returned to the Company
in conjunction with a legal settlement	(10,000)	(10)	10	-	-	-
Net income for the year
ended October 1, 2017	-	-	-	-	1,260,654	1,260,654
Balance at October 1, 2017	74,671,537	74,671	4,825,666	(3,250)	1,889,721	6,786,808
Issuance of common stock to Directors	50,000	50	11,450	-	-	11,500
Net income for the nine months
ended July 1, 2018	-	-	-	-	460,062	460,062
Balance at July 1, 2018	74,721,537	$74,721	$4,837,116	$(3,250)	$2,349,783	$7,258,370

The accompanying notes are an integral part of these condensed financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended July 1, 2018 and July 2, 2017

	For the nine months ended
	July 1, 2018	July 2, 2017
OPERATING ACTIVITIES:
Net income	$460,062	$824,955
Reconciliation of net income to net cash
provided by operating activities:
Depreciation and amortization expense	288,850	268,350
Interest expense - loan fee amortization	7,311	7,806
Write-off of loan fees - prepayment	12,495	-
(Gain) loss on disposal of assets	25,303	(309)
Stock-based compensation	11,500	16,200
Deferred taxes	160,355	401,719
Changes in assets and liabilities
(Increase) decrease in inventory	(64,738)	(26,000)
(Increase) decrease in prepaid expenses	152,855	53,694
Increase (decrease) in accounts payable	(116,477)	18,224
Increase (decrease) in other current liabilities	(16,738)	124,373
Increase (decrease) in accrued judgment award	-	(372,416)
Net cash provided by operating activities	920,778	1,316,596

INVESTING ACTIVITIES:
Acquisition of property and equipment	(549,203)	(390,637)
Proceeds from the disposition of property and equipment	2,847	-
(Increase) decrease in restricted cash	-	456,492
Net cash provided by (used in) investing activities	(546,356)	65,855

FINANCING ACTIVITIES:
Payments on notes payable	(391,591)	(79,564)
Net cash used in financing activities	(391,591)	(79,564)

Net increase (decrease) in cash	(17,169)	1,302,887
Cash at beginning of period	3,204,043	1,482,777
Cash at end of period	$3,186,874	$2,785,664

Supplemental Cash Flow Information:
Cash paid for interest	$143,966	$131,192
Cash paid for income taxes	$198,792	$116,770

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 1, 2018

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months and nine months ended July 1, 2018 and July 2, 2017 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. In the opinion of management interim results reflect all normal and recurring adjustments, and are not necessarily indicative of the results for a full fiscal year.

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

July 1, 2018

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

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had no accounts receivable as of July 1, 2018 and October 1, 2017, respectively.

Inventory: Inventory consists of gift shop items, animal food, concession and park supplies, and is stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly.

Property and Equipment: Property and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	July 1, 2018	October 1, 2017	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Ground improvements	981,782	935,904	7-25 years
Buildings and structures	2,900,018	2,891,668	10-39 years
Animal shelters and habitats	1,370,369	1,330,653	10-39 years
Park animals	961,559	741,894	5-10 years
Equipment - concession and related	212,831	209,665	3-15 years
Equipment and vehicles - yard and field	570,267	541,703	3-15 years
Vehicles - buses and rental	232,963	200,764	3-5 years
Rides and entertainment	189,038	180,466	5-7 years
Furniture and fixtures	60,485	60,485	5-10 years
Projects in process	128,643	-
Property and equipment, cost	10,115,135	9,600,382
Less accumulated depreciation	(3,420,333)	(3,135,532)
Property and equipment, net	$6,694,802	$6,464,850

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

Other Current Liabilities: The following is a breakdown of other current liabilities:

	July 1, 2018	October 1, 2017
Accrued wages and payroll taxes	$44,517	$22,644
Deferred revenue	60,178	47,607
Accrued sales taxes	53,267	32,865
Accrued property taxes	27,600	37,557
Accrued income taxes	-	62,650
Other accrued liabilities	78,855	77,832
Other current liabilities	$264,417	$281,155

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 1, 2018

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

July 1, 2018

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

NOTE 4. LONG-TERM DEBT

On January 9, 2013, the Company completed a refinancing transaction (the “2013 Refinancing Loan”) with Synovus Bank, f/k/a Commercial Bank & Trust Company of Troup County (“Synovus”) as lender. The 2013 Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term. The 2013 Refinancing Loan is secured by substantially all the assets of the Company and its wholly owned subsidiaries. The 2013 Refinancing Loan bears interest at the rate of Prime Rate plus 2.50%, resulting in a rate of 5.75% during the first five years of the loan term. Thereafter, the interest rate will be re-priced every five years based on the then-Prime Rate plus 2.50%, as a result the interest rate was reset to 7.00% effective January 9, 2018. During the first four months following the closing of the 2013 Refinancing Loan the Company made interest-only payments. The closing costs for the 2013 Refinancing Loan totaled $175,369.

On December 13, 2017, the Company made a partial prepayment of $300,000 against the 2013 Refinancing Loan. As a result of this prepayment, the Company wrote-off $12,495 of the 2013 Refinancing Loan closing costs, leaving $122,911 of 2013 Refinancing Loan closing costs to be amortized over its remaining 15-year term. The minimum required monthly payment is approximately $25,800 for the next five years of the 2013 Refinancing Loan term, commencing in February 2018.

Interest expense of $52,497 and $49,799 for the three month period ended July 1, 2018 and July 2, 2017, respectively, includes $2,437 and $2,602 of amortization of debt closing costs, respectively. Interest expense of $152,013 and $150,819 for the nine month period ended July 1, 2018 and July 2, 2017, respectively, includes $7,311 and $7,806 of amortization of debt closing costs, respectively.

	As of
	July 1, 2018	October 1, 2017
2013 Refinancing Loan principal outstanding	$2,848,165	$3,239,756
Less: unamortized debt closing costs	(118,037)	(137,843)
Gross long-term debt	2,730,128	3,101,913
Less current portion of long-term debt,
net of unamortized debt closing costs	(94,287)	(111,496)
Long-term debt	$2,635,841	$2,990,417

As of July 1, 2018, the scheduled future principal maturities by fiscal year are as follows:

2018	$18,423
2019	115,157
2020	123,481
2021	132,408
2022	141,980
thereafter	2,316,716
Total	$2,848,165

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 1, 2018

NOTE 4. LONG-TERM DEBT (CONTINUED)

Subsequent to the period covered in this report, on July 11, 2018, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2018 Refinancing”) with Synovus. The 2018 Refinancing included a term loan in the original principal amount of $1,600,000 (the “2018 Term Loan”). The 2018 Term Loan bears interest at a rate of 5.0% per annum and is payable in monthly payments of approximately $22,672, based on a seven year amortization period. The 2018 Term Loan has a maturity date of June 11, 2021, with an option to renew at 5.0% per annum for an additional 49 month term. The 2018 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company used the proceeds of the 2018 Term Loan, along with available cash of approximately $1,250,000, to refinance the then outstanding balance of the 2013 Refinancing Loan. The Company paid a total of approximately $12,000 in fees and expenses in connection with the 2018 Refinancing. As a result of the 2018 Refinancing, the unamortized 2013 Refinancing Loan debt closing costs of $118,307 will be expensed during the three months ending September 30, 2018.

NOTE 5. LINES OF CREDIT

The Company maintains a $350,000 line of credit loan (the “2013 LOC”) from Synovus for working capital purposes. The 2013 LOC has an initial term of seven years, ending on January 8, 2020, and is subject to the satisfactory performance by the Company. The 2013 LOC interest rate is tied to the prime rate and was 7.00% as of July 1, 2018, with a minimum rate of 5.25%. The closing costs for the 2013 LOC totaled $11,482 and are being amortized over the initial seven-year term of the loan. As of July 1, 2018 and October 1, 2017, respectively, there was no outstanding balance against the 2013 LOC. When applicable, all advances on the Company’s 2013 LOC are recorded as current liabilities.

Subsequent to the period covered in this report, on July 11, 2018, the Company, through its wholly owned subsidiary Wild Animal – Georgia completed a refinancing transaction (the “2018 Refinancing”) with Synovus. The 2018 Refinancing included a line of credit of up to $350,000 (the “2018 LOC”). The 2018 LOC bears interest at a rate of 4.75% and interest only payments are due monthly. The 2018 LOC is secured by a security deed on the assets of Wild Animal – Georgia. The 2018 LOC matures on July 11, 2021, with an option to renew for an additional three-year term. If necessary, the Company will utilize the 2018 LOC to fund seasonal working capital needs. Through the date of this report, there have been no borrowings under the 2018 LOC.

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

Officers, Directors and their controlled entities own approximately 51.8% of the outstanding common stock of the Company as of July 1, 2018.

NOTE 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Employment Agreements:

Effective June 1, 2009, the Company entered into an employment agreement with Dale Van Voorhis (the “2009 Van Voorhis Employment Agreement”) to serve as the Company’s Chief Operating Officer. Effective January 27, 2011, Mr. Van Voorhis was appointed as the Company’s Chief Executive Officer. Effective June 1, 2018, the Company and Mr. Van Voorhis entered into the “2018 Van Voorhis Employment Agreement”. Pursuant to the 2018 Van Voorhis Employment Agreement, Mr. Van Voorhis receives an initial base annual compensation in the amount of $90,000 per year, subject to annual review by the Board of Directors. The 2018 Van Voorhis Employment Agreement has a term of two years and entitles Mr. Van Voorhis to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 1, 2018

NOTE 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

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

As of October 1, 2017, the Company had a net deferred tax asset of $160,355, primarily associated with its remaining cumulative federal net operating loss carry-forward. For the nine month period ended July 1, 2018, the Company recognized a one-time net deferred tax charge of $66,855, of which $36,595 was associated with the revaluation of its net deferred tax liability at its 2018 fiscal year blended federal income tax rate. The remaining net deferred tax charge of $30,260 was associated with a reassessment of the Company’s remaining cumulative federal net operating loss carry-forward.

For the nine month period ended July 1, 2018, the Company reported pre-tax income of $717,083. For the fiscal year ending September 30, 2018 the Company expects to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 29.2%. As such, the Company recorded a net income tax provision of $257,021 for the nine month period ended July 1, 2018.

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

July 1, 2018

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

July 1, 2018

NOTE 10. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended		For the nine months ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Total net sales:
Georgia	$1,746,883	$1,766,845	$3,463,315	$3,715,226
Missouri	296,081	347,658	520,098	618,565
Consolidated	$2,042,964	$2,114,503	$3,983,413	$4,333,791

Income (loss) before income taxes:
Georgia	$1,011,648	$1,134,511	$1,542,027	$2,078,277
Missouri	9,606	42,034	(208,160)	(97,429)
Segment total	1,021,254	1,176,545	1,333,867	1,980,848
Corporate	(128,273)	(149,006)	(466,068)	(582,205)
Other income (expense), net	4,938	82,472	13,792	87,131
Write-off of loan fees - prepayment	-	-	(12,495)	-
Interest expense	(52,497)	(49,799)	(152,013)	(150,819)
Consolidated	$845,422	$1,060,212	$717,083	$1,334,955

	As of
	July 1, 2018	October 1, 2017
Total assets:
Georgia	$7,504,413	$7,206,865
Missouri	2,514,636	2,714,869
Corporate	255,106	385,859
Consolidated	$10,274,155	$10,307,593

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC 855-10, except as noted in “NOTE 4. LONG-TERM DEBT” and “NOTE 5. LINES OF CREDIT”, the Company has analyzed its operations subsequent to July 1, 2018 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited consolidated financial statements.

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

On January 9, 2013, we completed a $3,752,000 loan transaction (the “2013 Refinancing Loan”), the proceeds of which were used primarily to refinance the Company’s then-outstanding debt and fund $230,000 of new construction and renovations at our Parks. Over the last five fiscal years, the Refinancing Loan lowered our annual debt service payments by approximately $170,000, freeing up cash flow to fund operations and capital improvements at our Parks.

On July 11, 2018, we completed a refinancing transaction (the “2018 Refinancing”), which included a term loan in the original principal amount of $1,600,000 (the “2018 Term Loan”). The 2018 Term Loan bears interest at a rate of 5.0% per annum and is payable in monthly payments of approximately $22,672, based on a seven year amortization period. Our improved financial position allowed us to lower our term loan interest rate by 200 basis points. We used the proceeds of the 2018 Term Loan and available cash of approximately $1,250,000 to retire the then outstanding principal balance of the 2013 Refinancing Loan. For more information regarding the 2018 Refinancing see the “Subsequent Events” section herein.

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

Strong growth in our operating cash flow and the lower annual debt service associated with the 2013 Refinancing Loan have provided us with incremental cash flow margin over the past five fiscal years. However, our current size and operating model leave us little room for error. Any future capital raised by us is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, us may not be sufficient to fund our capital and liquidity needs for the near-term.

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

Results of Operations For the Three Month Period Ended July 1, 2018 as Compared to Three Month Period Ended

July 2, 2017

The following table shows our consolidated and segment operating results for the three month periods ended July 1, 2018 and July 2, 2017:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Total net sales	$1,746,883	$1,766,845	$296,081	$347,658	$2,042,964	$2,114,503
Segment income from operations	1,011,648	1,134,511	9,606	42,034	1,021,254	1,176,545
Segment operating margin %	57.9%	64.2%	3.2%	12.1%	50.0%	55.6%

Corporate expenses					(128,273)	(149,006)
Other income (expense), net					4,938	82,472
Interest expense					(52,497)	(49,799)
Income before income taxes					$845,422	$1,060,212

Total Net Sales

Our total net sales for the three month period ended July 1, 2018 decreased by $71,539, to $2,042,964 versus the three month period ended July 2, 2017. Our Parks’ combined attendance based net sales decreased by $74,637 or 3.5%, while animal sales increased by $3,098.

Our Georgia Park’s attendance based net sales decreased by $19,976 or 1.1%, while animal sales were essentially flat. Our Missouri Park’s attendance based net sales decreased by $54,661 or 15.7%, and animal sales increased by $3,084.

For the three month period ended July 1, 2018, attendance at our Georgia Park and our Missouri Park decreased by 9.1% and 23.8%, respectively. We believe that higher precipitation levels negatively impacted attendance at each Park during the three month period ended July 1, 2018.

Segment Operating Margin

Our consolidated segment operating margin decreased by $155,291, resulting in segment income from operations of $1,021,254 for the three month period ended July 1, 2018 compared to $1,176,545 for the three month period ended July 2, 2017. Our Georgia Park’s segment operating income was $1,011,648, resulting in a decrease of $122,863, principally as a result of lower attendance based net sales, and higher insurance, compensation and advertising costs, as well as higher cost of sales. Our Missouri Park generated segment operating income of $9,606, resulting in a decrease of $32,428, as a result of lower attendance based net sales, partially offset by lower overall operating costs and higher animal sales.

Corporate Expenses and Other

Corporate spending decreased by $20,733 to $128,273 during the three month period ended July 1, 2018, primarily due to lower legal fees.

Other Income (Expense), Net

Pursuant to a legal settlement, we received a settlement payment of $80,000 on April 20, 2017, which has been included in other income for the three month period ended July 2, 2017. See “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information on this matter.

Interest Expense

Interest expense for the three month period ended July 1, 2018 was $52,497, an increase of $2,698 compared with the three month period ended July 2, 2017, primarily as a result of a 1.25% increase in the interest rate on our term loan effective January 8, 2018, partially offset by lower average term loan borrowing.

Income Taxes

For the three month period ended July 1, 2018, we reported a pre-tax income of $845,422. For the fiscal year ending September 30, 2018 we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 29.2%. As such, we recorded an income tax provision of $215,823 for the three month period ended July 1, 2018.

For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Income and Income Per Share

During the three month period ended July 1, 2018, we reported a net income of $629,599 or $0.01 per basic share and per fully diluted share, compared to net income of $654,212 or $0.01 per basic share and per fully diluted share, for the three month period ended July 2, 2017, resulting in an decrease of $24,613. The nine month period ended July 2, 2017 included $80,000 of one-time legal settlement income. The primary drivers for the remaining $55,387 increase in net income for this quarter are a $122,863 decrease in operating income for our Georgia Park and a $32,428 decrease in the operating income for our Missouri Park, offset by a $20,733 decrease in Corporate spending and a $190,177 decrease in our income tax provision.

Results of Operations For the Nine Month Period Ended July 1, 2018 as Compared to Nine Month Period Ended July 2, 2017

The following table shows our consolidated and segment operating results for the nine month periods ended July 1, 2018 and July 2, 2017:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Total net sales	$3,463,315	$3,715,226	$520,098	$618,565	$3,983,413	$4,333,791
Segment income from operations	1,542,027	2,078,277	(208,160)	(97,429)	1,333,867	1,980,848
Segment operating margin %	44.5%	55.9%	-40.0%	-15.8%	33.5%	45.7%

Corporate expenses					(466,068)	(582,205)
Other income (expense), net					13,792	87,131
Write-off of loans fees - prepayment					(12,495)	-
Interest expense					(152,013)	(150,819)
Income before income taxes					$717,083	$1,334,955

Total Net Sales

Our total net sales for the nine month period ended July 1, 2018 decreased by $350,378, to $3,983,413 versus the nine month period ended July 2, 2017. Our Parks’ combined attendance based net sales decreased by $347,599 or 8.2%, and animal sales decreased by $2,779.

Our Georgia Park’s attendance based net sales decreased by $259,063 or 7.1%, while animal sales increased by $7,152. Our Missouri Park’s attendance based net sales decreased by $88,536 or 15.1%, and animal sales decreased by $9,931.

For the nine month period ended July 1, 2018, attendance at our Georgia Park and our Missouri Park decreased by 12.0% and 20.5%, respectively. We believe that higher precipitation levels, as well as unplanned park closures due to several significant weather events, negatively impacted attendance at each Park during the nine month period ended July 1, 2018.

Segment Operating Margin

Our consolidated segment operating margin decreased by $646,981, resulting in segment income from operations of $1,333,867 for the nine month period ended July 1, 2018 compared to $1,980,848 for the nine month period ended July 2, 2017. Our Georgia Park’s segment operating income was $1,542,027, resulting in a decrease of $536,250, principally as a result of lower attendance based net sales, and higher insurance, compensation and advertising costs, as well as losses on asset disposals, partially offset by increased animal sales and lower cost of sales. Our Missouri Park generated a segment operating loss of $208,160, an increase of $110,731, as a result of lower attendance based net sales and lower animal sales, higher cost of sales, as well as losses on asset disposals, partially offset by lower overall operating costs.

Corporate Expenses and Other

Corporate spending decreased by $116,137 to $466,068 during the nine month period ended July 1, 2018, primarily due to lower legal fees, partially offset by higher compensation expense.

Other Income (Expense), Net

Pursuant to a legal settlement, we received a settlement payment of $80,000 on April 20, 2017, which has been included in other income for the nine month period ended July 2, 2017. See “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information on this matter.

Write-off of loan fees – prepayment

During the nine month period ended July 1, 2018, we wrote-off $12,495 of deferred loan fees associated with a $300,000 prepayment against our 2013 Refinancing Loan.

Interest Expense

Interest expense for the nine month period ended July 1, 2018 was $152,013, an increase of $1,194 compared with the nine month period ended July 2, 2017, primarily as a result of a 1.25% increase in the interest rate on our term loan effective January 8, 2018, partially offset by lower average term loan borrowing.

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

As of October 1, 2017, we had a net deferred tax asset of $160,355, primarily associated with our remaining cumulative federal net operating loss carry-forward. For the nine month period ended July 1, 2018, we recognized a one-time net deferred tax charge of $66,855, of which $36,595 was associated with the revaluation of our net deferred tax liability at the 2018 fiscal year blended tax rate. The remaining net deferred tax charge of $30,260 was associated with a reassessment of our remaining cumulative Federal net operating loss carry-forward.

For the nine month period ended July 1, 2018, we reported a pre-tax income of $717,083. For the fiscal year ending September 30, 2018 we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 29.2%. As such, we recorded an income tax provision of $257,021 for the nine month period ended July 1, 2018.

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

For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Income and Income Per Share

During the nine month period ended July 1, 2018, we reported net income of $460,062 or $0.01 per basic share and per fully diluted share, compared to net income of $824,955 or $0.01 per basic share and per fully diluted share, for the nine month period ended July 2, 2017, resulting in a decrease of $364,893. Net income for the nine month period ended July 1, 2018 included a one-time deferred tax charge of $66,855, while the nine month period ended July 2, 2017 included $80,000 of one-time legal settlement income. The primary drivers for the remaining $218,038 decrease in net income for the nine month period ended July 1, 2018 are a $536,250 decrease in operating income for our Georgia Park, a $110,731 increase in the operating loss for our Missouri Park, and the write-off of loan fees of $12,495 associated with a partial prepayment against our term loan, partially offset by a $116,137 decrease in Corporate spending, and $319,834 decrease in our regular income tax provision.

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

We believe that our performance has improved to the point that annual cash flow from operations will be sufficient to fund operations, make debt-service payments and spend modestly on capital improvements in the near-term. During the next twelve months, our focus will continue on increasing Park attendance revenues. Any significant slowdown in revenue or unusual capital outlays may require us to seek additional capital.

Our working capital was $3.19 million as of July 1, 2018, compared to $3.14 million as of October 1, 2017. This increase in working capital primarily reflects cash flow generated from operating activities, largely offset by a $300,000 partial prepayment against our term debt in December 2017, as well as capital expenditures and scheduled payments on our term debt during the nine months ended July 1, 2018.

Total loan debt, including current maturities, as of July 1, 2018 was $2.73 million compared to $3.10 million as of October 1, 2017. The decrease in total loan debt was a result of a $300,000 prepayment made on December 13, 2017, as well as scheduled payments against our term loan during the nine months ended July 1, 2018. There were no borrowings on our Synovus Bank (“Synovus”) LOC as of July 1, 2018 and October 1, 2017, respectively.

As of July 1, 2018, we had equity of $7.26 million and total loan debt of $2.73 million, resulting in a debt to equity ratio of 0.38 to 1.0 compared to 0.46 to 1.0 as of October 1, 2017.

Operating Activities

Net cash provided by operating activities was $920,778 for the nine month period ended July 1, 2018, compared to $1,316,596 for the nine month period ended July 2, 2017. Excluding the $372,416 of restricted cash paid out for the Harper Judgment Award (as further described in PART II, ITEM 1. “LEGAL PROCEEDINGS” herein) during the nine months ended July 2, 2017, cash flow provided by operating activities decreased by $768,234 during the nine months ended July 1, 2018, primarily as a result of reduction in our net income, uses related to working capital and a decrease in our deferred tax asset utilization.

Investing Activities

During the nine months ended July 1, 2018, we spent $549,203 on capital improvements at our Parks, compared to $390,637 spent on capital improvements during the nine months ended July 2, 2017. The nine months ended July 2, 2017 also included a one-time $456,492 reduction in restricted cash associated with the payout of the Harper Judgment Award, as further described in PART II, ITEM 1. “LEGAL PROCEEDINGS” herein.

Financing Activities

Net cash used in financing activities was $391,591 for the nine month period ended July 1, 2018, compared to $79,564 for the nine month period ended July 2, 2017. During the nine month period ended July 1, 2018, we made a $300,000 partial prepayment against our term loan, with the remaining payments during both periods reflecting scheduled payments on our term loan.

Subsequent Events

Subsequent to the period covered in this report, on July 11, 2018, we, through our wholly owned subsidiary Wild Animal – Georgia, completed the 2018 Refinancing with Synovus. The 2018 Refinancing included the 2018 Term Loan in the original principal amount of $1,600,000 and a line of credit of up to $350,000 (the “2018 LOC”). The 2018 Term Loan bears interest at a rate of 5.0% per annum and is payable in monthly payments of approximately $22,672, based on a seven year amortization period. The 2018 Term Loan has a maturity date of June 11, 2021, with an option to renew at 5.0% per annum for an additional 49 month term. The 2018 LOC bears interest at a rate of 4.75% and interest only payments are due monthly. The 2018 LOC matures on July 11, 2021, with an option to renew for an additional three-year term. The 2018 Term Loan and the 2018 LOC are secured by a security deed on the assets of Wild Animal – Georgia. We used the proceeds of the 2018 Term Loan, along with available cash of approximately $1,250,000, to refinance the then outstanding balance of the 2013 Refinancing Loan. We paid a total of approximately $12,000 in fees and expenses in connection with the 2018 Refinancing. As a result of the 2018 Refinancing, the unamortized 2013 Refinancing Loan debt closing costs of $118,307 will be expensed during three months ending September 30, 2018. If necessary, we will utilize the 2018 LOC to fund seasonal working capital needs. Through the date of this report, there have been no borrowings under the 2018 LOC.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended July 1, 2018 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

The theme park industry is highly competitive, highly fragmented, rapidly evolving, and subject to technological change and intense marketing by providers with similar products. One of our competitors for attracting general recreation dollars, Callaway Gardens, is located within five miles of our Georgia Park. In May 2018, Great Wolf Resorts opened an expansive lodge and indoor waterpark within 10 miles of our Georgia Park. In September 2017, the founder of Bass Pro Shops opened “Johnny Morris’ Wonders of Wildlife National Museum and Aquarium”, approximately 12 miles from our Missouri Park in Springfield, Missouri. Branson, Missouri is located just 45 minutes from our Missouri Park. Many of our current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we have. In the event that such a competitor expends significant sales and marketing resources in one or several markets we may not be able to compete successfully in such markets. We believe that competition will continue to increase, potentially placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce costs commensurate with such price reductions. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar products offered or proposed to be offered by us. If our competitors were to provide better and more cost effective products, our business could be materially and adversely affected.

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

We currently have $6.0 million of liability insurance per occurrence, which is capped at $10.0 million in aggregate. We will continue to use reasonable commercial efforts to maintain policies of liability, fire and casualty insurance sufficient to provide reasonable coverage for risks arising from accidents, fire, weather, other acts of God, and other potential casualties. There can be no assurance that we will be able to obtain adequate levels of insurance to protect against suits and judgments in connection with accidents or other disasters that may occur in our Parks.

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

10.1Employment Agreement with Dale Van Voorhis dated June 1, 2018

10.2Employment Agreement with Michael D. Newman dated May 1, 2018

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

PARKS! AMERICA, INC.

August 8, 2018	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer (Principal Executive Officer)