Form 10-K
period 2018-09-30
PARKS AMERICA, INC
filed 2018-12-14
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

(Issuer’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)       Yes [   ] No [X]

The aggregate market value of the issued and outstanding stock held by non-affiliates of the registrant of the Company’s common stock as of March 31, 2018 (the last day of the most recently completed second quarter), was approximately $5,949,000. For purposes of the above statement only, all directors, executive officers and 10% stockholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of December 7, 2018, the issuer had 74,721,537 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, references to “Parks! America, Inc.,” “Parks! America,” “the Company,” “we,” “us,” and “our” refer to Parks! America, Inc. and our wholly owned subsidiaries.

Except for the historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve risks and uncertainties. These statements are found in the sections entitled “BUSINESS,” “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION,” and “RISK FACTORS.” Such forward-looking statements involve risks and uncertainties, including, among other things, statements concerning: our business strategy; liquidity and capital expenditures; future sources of revenues and anticipated costs and expenses; and trends in industry activity generally. Such forward-looking statements include, among others, those statements including the words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar language or by discussions of our outlook, plans, goals, strategy or intentions.

Our actual results may differ significantly from those projected in the forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “RISK FACTORS”, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: competition from other parks which we believe is increasing, weather conditions during our primary tourist season, the price of animal feed and the price of gasoline. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot guarantee future results, levels of activity, performance or achievements.

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

Our Parks are open year round but experience increased seasonal attendance, typically beginning in the latter half of March through early September. On a combined basis, net sales for the third and fourth quarter of our last two fiscal years represented approximately 64% to 68% of annual net sales.

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

For an overview of our business operations, see MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS herein.

Corporate History

The Company was originally incorporated on July 30, 1954 as Painted Desert Uranium & Oil Co., Inc. in Washington State. On October 1, 2002, Painted Desert Uranium & Oil Co., Inc. changed its name to Royal Pacific Resources, Inc. and its corporate domicile to the State of Nevada.

On December 19, 2003, Royal Pacific Resources, Inc. acquired the assets of Great Western Parks LLC pursuant to a Share Exchange Agreement that set the stage for our current corporate structure and operating strategy. We changed the name of the Company to Great American Family Parks, Inc. The acquisition was accounted for as a “reverse acquisition” in which Great Western Parks was considered to be the acquirer of Royal Pacific Resources for reporting purposes. As of June 11, 2008, the Company changed its name from Great American Family Parks, Inc. to its current name, Parks! America, Inc. In addition, effective June 25, 2008, the Company’s quotation symbol on the OTCPink was changed from GFAM to PRKA.

Wild Animal Safari, Inc. – Our Georgia Park

On June 13, 2005, Wild Animal – Georgia acquired our Georgia Park in Pine Mountain, Georgia. Our Georgia Park is situated within a 200-acre portion of a 500-acre plot, which is owned by Wild Animal – Georgia, located approximately 75 miles southwest of Atlanta. Our Georgia Park includes a drive-through animal viewing area that opened in 1991. It is home to over 500 animals, birds and reptiles, comprised of over 65 species. The majority of the animals roam wild in a natural habitat. Visitors are able to observe, photograph and feed the animals along the more than three miles of paved roads that run throughout the drive-through section of our Georgia Parks’ natural habitat area. Some animals are contained in special fenced-in areas within the natural habitat, drive-through section of our Georgia Park and others are located in a more traditional zoo-like atmosphere. Also within our Georgia Park is our reptile house, located next to our petting zoo, featuring reptiles from several continents.

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

A majority of Wild Animal – Georgia’s animals are born in our Georgia Park and the animals we acquire are generally purchased domestically. We rarely import animals. Auctions and sales of animals across the United States occur often and we may acquire animals in these auctions if we see an opportunity to enhance our Parks. As a result of natural breeding, the animal population in our Georgia Park has grown in recent years. From time to time, we sell surplus animals born in the Park, and these proceeds are recorded as revenue. The Company had no accounts receivable from animal sales as of September 30, 2018 and October 1, 2017, respectively.

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

Wild Animal, Inc. – Our Missouri Park

Wild Animal – Missouri purchased our Missouri Park as of March 5, 2008. Our Missouri Park is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and approximately 45 miles north of Branson. Our Missouri Park is a drive-through wild animal park with five-mile course permitting access to approximately 400 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout the natural habitat. Visitors are able to observe, photograph and feed the animals along the paved roads that run throughout the drive-through section of our Missouri Parks’ natural habitat area. Some animals are contained in special fenced-in areas within the natural habitat, drive-through section of our Missouri Park and other animals are located in a more traditional zoo-like atmosphere. In addition, our Missouri Park offers a gift shop, a food and beverage area, an indoor group dining and activity room, and a petting zoo. During our 2013 fiscal year, we opened a reptile house within the more traditional zoo-like area of our Missouri Park, featuring reptiles from several continents. During our 2015 fiscal year, we completed the installation of five amusement park “kiddie” rides at our Missouri Park. During our 2018 fiscal year, we made a significant investment in acquiring a baby female giraffe for our Missouri Park.

Employees

Our Georgia Park has approximately 14 full-time employees. During our Georgia Park’s prime attendance season, which typically begins in the latter half of March and extends through early September, we generally engage up to 25 additional seasonal employees. Our Missouri Park has approximately six year-round employees and has engaged up to 12 additional seasonal employees during the peak season. We also engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good. Parks! America has three officers who oversee the strategy of the Company, the operations of our Parks, as well as the overall financial activities, controls and reporting for the Company and each individual Park.

ITEM 1A.  RISK FACTORS

You should read the following discussion and analysis together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “RISK FACTORS” below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

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

Our common stock is considered a “penny stock” and the sale of our stock by you will be subject to the “penny stock rules” of the SEC. The penny stock rules require broker-dealers to take steps before making any penny stock trades in customer accounts. As a result, the market for our shares could be illiquid and there could be delays in the trading of our stock, which would negatively affect your ability to sell your shares and could negatively affect the trading price of your shares.

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

None

ITEM 2.  PROPERTIES

The Company owns and operates the following wild animal theme parks:

Wild Animal Safari, Inc. – Our Georgia Park

Wild Animal - Georgia owns and operates our Georgia Park in Pine Mountain, Georgia. Our Georgia Park is situated within a 200-acre portion of a 500-acre plot (also owned by Wild Animal – Georgia), located approximately 75 miles southwest of Atlanta. Our Georgia Park includes a drive-through animal viewing area that opened in 1991. It is home to over 500 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout a natural habitat. Visitors are able to observe, photograph and feed the animals along the more than three miles of paved roads that run throughout the drive-through section of our Georgia Parks’ natural habitat area. Some animals are contained in special fenced-in areas within the natural habitat, drive-through section of our Georgia Park and others are located in a more traditional zoo-like atmosphere. Also within our Georgia Park is our reptile house, which is located next to our petting zoo and features reptiles from several continents.

In addition to the animal environments, our Georgia Park contains a gift shop, a restaurant and ice cream parlor, an arcade, a picnic and group recreation area, lakes and a pavilion.

Wild Animal, Inc. – Our Missouri Park

Wild Animal – Missouri owns and operates our Missouri Park in Strafford, Missouri. Our Missouri Park is situated on 255 acres of land located 12 miles east of Springfield and approximately 45 miles north of Branson. Our Missouri Park is a drive-through wild animal park with a five-mile course permitting access to approximately 400 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout the natural habitat. Visitors are able to observe, photograph and feed the animals along the paved roads that run throughout the drive-through section of our Missouri Parks’ natural habitat area. Some animals are contained in special fenced-in areas within the natural habitat, drive-through section of our Missouri Park and other animals are located in a more traditional zoo-like atmosphere. In addition, our Missouri Park offers a gift shop, a food and beverage area, an indoor group dining and activity room, and a petting zoo. During the 2013 fiscal year we opened a reptile house within the more traditional zoo-like area of our Missouri Park, featuring reptiles from several continents.

ITEM 3.  LEGAL PROCEEDINGS

As of March 30, 2017, we entered into a settlement and release agreement (the “Eastland Settlement Agreement”) with Larry Eastland, the Company’s former President and CEO and certain parties affiliated with Mr. Eastland (collectively the “Eastland Defendants”) thereby bringing to a close litigation commenced by the Company in September of 2009 and identified as Parks! America, Inc. vs. Eastland; et al., Case No. 09-A-599668 in the Eighth Judicial District Court of the State of Nevada. Prior to that, in November of 2016, we reached a settlement with Stanley Harper and Computer Contact Service, Inc., an entity controlled by Mr. Harper (together the “Harper Defendants”) who were also defendants in that case. As a result, this litigation was terminated. The Harper Defendants received $372,416, inclusive of additional attorney’s fees, costs and interest (the “Harper Judgment Award”), which was paid on November 8, 2016. The Eastland Defendants agreed to make a settlement payment to the Company of $80,000 and assign 10,000 shares of the Company’s common stock, beneficially owned by one of the Eastland Defendants, to the Company (the “Settlement Shares”). Furthermore, we consented to the sale of 10,010,000 shares of common stock beneficially owned by the Eastland Defendants to Nicholas Parks (the “NP Transaction”). On April 20, 2017, the Company received the $80,000 settlement payment and the Settlement Shares. A Stipulation and Order to Dismiss the Litigation with Prejudice was filed on April 24, 2017. As part of the NP Transaction, we entered into a Settlement Agreement and Release with Nicholas Parks, dated as of March 30, 2017 (the “NP Settlement Agreement”). As a result of the NP Transaction and subsequent activity, as of September 30, 2018, based on recent filings with the SEC, Nicholas Parks holds shares representing approximately 12.2% of the outstanding common stock of the Company.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTCPink under the symbol “PRKA”. The table below sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on the OTCPink. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits. As of September 30, 2018, there were 74,721,537 shares outstanding held by approximately 3,200 stockholders of record. The number of stockholders of record does not reflect shares held beneficially or those shares held in “street” name.

		High	Low
2018	First Quarter	$0.248	$0.210
	Second Quarter	$0.270	$0.190
	Third Quarter	$0.228	$0.141
	Fourth Quarter	$0.165	$0.134
2017	First Quarter	$0.113	$0.085
	Second Quarter	$0.164	$0.091
	Third Quarter	$0.195	$0.150
	Fourth Quarter	$0.275	$0.175

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

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our consolidated financial statements for the year ended September 30, 2018 provided in this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

The forward-looking information set forth in this Annual Report on Form 10-K is based on management’s current views and assumptions regarding future events, and speak only as of the date of this report. We assume no obligation to update any of these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting these forward-looking statements, except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC. More information about potential factors that could affect our business and financial results is included in the section entitled “RISK FACTORS” in this Annual Report on Form 10-K.

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

Our Parks are open year round but experience increased seasonal attendance, typically beginning in the latter half of March through early September. On a combined basis, net sales for the third and fourth quarter of our last two fiscal years represented approximately 64% to 68% of annual net sales.

As outlined in the table below, our annual net sales, adjusted income before income taxes and net cash provided by operating activities in recent years have improved significantly over the past five years. These improvements are primarily attributable to a combination of increased attendance revenues and strong operating cost controls. Our Georgia Park in particular has benefitted from several positive factors including strong and stable management, the addition of online ticket sales in June 2015, growth and positive economic conditions in the greater Atlanta area, as well as positive guest perceptions of this Park.

	Fiscal Year
	2018	2017	2016	2015	2014
Total net sales	$ 6,046,758	$ 6,238,264	$ 5,026,435	$ 4,379,156	$ 4,009,837
% change	-3.1%	24.1%	14.8%	9.2%	6.8%

Adjusted income before income taxes (*)	1,553,124	1,955,954	1,278,921	675,099	309,496
% change	-20.6%	52.9%	89.4%	118.1%	28.2%

Net cash provided by operating activities	1,767,243	1,827,187	1,463,333	1,051,181	667,492
% change	-3.3%	24.9%	39.2%	57.5%	73.7%

* - Excludes $130,532 of deferred financing costs write-offs in 2018, a $80,000 settlement gain in 2017, and judgment award charges of $68,088 and $304,328 in 2016 and 2014, respectively.

We are committed to leveraging the strong operating model we have established at our Georgia Park, with a focus on increasing attendance, as well as increasing the average revenue generated per guest visit via concession and gift shop revenues.

Among our highest priorities is the improvement of the operating performance and profit at our Missouri Park. Since we acquired our Missouri Park in March 2008, we have worked to upgrade the Park’s physical facilities, upgrade and expand its animal population and dramatically improve its concessions. During our 2018 fiscal year, we made a significant investment in acquiring a baby female giraffe for our Missouri Park. We will continue to focus our efforts to promote our Missouri Park and make additional improvements as our capital budget allows. We expect that over the course of several years these efforts will ultimately yield favorable results.

On July 11, 2018, we completed a refinancing transaction (the “2018 Refinancing”), which included a term loan in the original principal amount of $1,600,000 (the “2018 Term Loan”). The 2018 Term Loan bears interest at a rate of 5.0% per annum and is payable in monthly payments of approximately $22,672, based on a seven year amortization period. Our improved financial position allowed us to lower our term loan interest rate by 200 basis points to 5.0% per annum. We used the proceeds of the 2018 Term Loan and available cash of approximately $1,248,165 to retire the then outstanding principal balance of our 2013 Refinancing Loan. See “NOTE 4. LONG TERM DEBT” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

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

Strong growth in our operating cash flow and the lower annual debt service associated with the 2018 Refinancing Loan has provided us with incremental cash flow margin. However, our current size and operating model leave us little room for error. Any future capital raised by us is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, us may not be sufficient to fund our capital and liquidity needs for the near-term.

Consolidated and Segment Results of Operations For the Year Ended September 30, 2018 as Compared to the Year Ended October 1, 2017

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

The following table shows our consolidated and segment operating results for the years ended September 30, 2018 and October 1, 2017:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Total net sales	$ 5,123,550	$ 5,217,975	$ 923,208	$ 1,020,289	$ 6,046,758	$ 6,238,264
Segment income (loss) from operations	2,442,849	2,932,356	(144,358)	(56,831)	2,298,491	2,875,525
Segment operating margin %	47.7%	56.2%	-15.6%	-5.6%	38.0%	46.1%

Corporate expenses					(587,743)	(730,686)
Other income (expense), net					20,204	91,373
Write-off of loan fees - prepayment					(130,532)	-
Interest expense					(177,828)	(200,258)
Income before income taxes					$ 1,422,592	$ 2,035,954

Total Net Sales

The Company’s total net sales for the year ended September 30, 2018 decreased by $191,506, or 3.1%, to $6,046,758 versus the year ended October 1, 2017. Our Parks’ combined attendance based net sales decreased by $240,998 or 3.9%, while animal sales increased by $49,492.

Our Georgia Park’s total net sales decreased by $94,425 or 1.8%. Our Georgia Park’s attendance based net sales decreased by $149,083 or 2.9%. Our Missouri Park’s net sales decreased by $97,081 or 9.5%. Our Missouri Park’s attendance based net sales decreased by $91,915 or 9.3%.

For the year ended September 30, 2018, attendance at our Georgia Park and our Missouri Park decreased by 9.0% and 17.2%, respectively. We believe that higher precipitation levels, as well as unplanned park closures due to several significant weather events, negatively impacted attendance at each Park during the year ended September 30, 2018.

Segment Operating Margin

Our consolidated segment operating margin decreased by $577,034, resulting in segment income from operations of $2,298,491 for the year ended September 30, 2018 compared to segment income from operations of $2,875,525 for the year ended October 1, 2017. Our Georgia Park’s segment income was $2,442,849, a decrease of $489,507, principally as a result of lower attendance based net sales, and higher insurance, compensation and advertising costs, higher depreciation expense, as well as higher cost of sales, partially offset by increased animal sales. Our Missouri Park generated an operating loss of $144,358, an increase of $87,527, as a result of lower attendance based net sales, higher depreciation expense, and higher losses on asset disposals, partially offset by lower overall operating costs.

Corporate Expenses

Corporate spending totaled $587,743 during the year ended September 30, 2018, a decrease of $142,943, primarily due to lower legal fees, partially offset by higher compensation expense.

Other Income (Expense), Net

Pursuant to a legal settlement, we received a settlement payment of $80,000 on April 20, 2017, which has been included in other income for our year ended October 1, 2017. See “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on this matter. Excluding this legal settlement we received, other income, net, increased by $8,831 during our 2018 fiscal year primarily as a result of higher interest income.

Write-off of loan fees – prepayment

During the year ended September 30, 2018, we wrote-off a total of $130,532 of deferred loan fees resulting from prepayments related to our 2013 Refinancing Loan. In December 2017, we made a $300,000 prepayment and in July 2018, we refinanced the remaining outstanding balance our 2013 Refinancing Loan.

Interest Expense

Interest expense, including the scheduled amortization of loan fees, was $177,828 for the year ended September 30, 2018, a decrease of $22,430, primarily as a result of lower average term loan borrowing and a lower interest rate associated with our 2018 Term Loan, partially offset by a 1.25% increase in the interest rate on our 2013 Refinancing Loan from January 8, 2018 through July 11, 2018.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into federal law, which includes significant changes to the U.S. corporate federal tax code. Among other changes, the Tax Act lowered the U.S. statutory corporate federal income tax rate from 35.0% to 21.0% effective January 1, 2018. As our 2018 fiscal year end fell on September 30, the U.S. statutory federal income tax rate for our 2018 fiscal year will be a blended rate of 24.5%, with the statutory rate of 21.0% applicable for our fiscal years beginning with 2019. Based on current statutory tax rates, beginning in our 2019 fiscal year, we expect a blended federal and state income tax rate in the range of 26.0% to 27.0%

For the fiscal year ended September 30, 2018, we generated income before income taxes of $1,422,592 and recorded a tax provision of $411,400, for an effective tax rate of approximately 28.9%. For the fiscal year ended October 1, 2017, we generated income before income taxes of $2,035,954 and recorded a tax provision of $775,300, for an effective tax rate of approximately 38.1%.

Our 2018 fiscal year income tax provision includes the utilization of approximately $93,500 of deferred tax assets, comprising the remaining balance of our Federal income tax net operating loss carry-forwards. We recognized approximately $48,000 of credits associated with Federal alternative minimum taxes paid in previous years. In addition, during our 2018 fiscal year, we recognized a one-time net deferred tax charge of $66,855, of which $36,595 was associated with the revaluation of our net deferred tax liability at the 2018 fiscal year blended tax rate. The remaining net deferred tax charge of $30,260 was associated with a reassessment of our remaining cumulative federal net operating loss carry-forward. As of September 30, 2018, we have fully utilized our cumulative Federal net operating loss carry-forwards.

Our 2017 fiscal year income tax provision included the utilization of $616,769 of deferred tax assets. Approximately $490,148 is associated with the utilization of a portion of our Federal income tax net operating loss carry-forwards. In addition, our 2017 fiscal year tax provision includes the realization of a deferred tax asset of $126,621 associated with the summary judgment payment.

For the fiscal years ended September 30, 2018 and October 1, 2017, we recorded a provision for State of Georgia income taxes of $65,100 and $125,600, respectively.

For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on this matter.

Net Income and Income Per Share

Our net income for the year ended September 30, 2018 was $1,011,192 or $0.01 per basic share and per fully diluted share, a decrease of $249,462 as compared with a net income of $1,260,654 or $0.02 per basic share and per fully diluted share, for the year ended October 1, 2017.

	For the year ended
	September 30, 2018	October 1, 2017
Net Income	$1,011,192	$1,260,654
Write-off of loan fees - prepayment	130,532	-
Tax impact - write-off of loan fees-prepayment	(37,893)	-
Other income - settlement income	-	(80,000)
Tax impact - settlement income	-	30,500
Adjusted net income	$1,103,831	$1,211,154

As shown in the table above, several significant one-time items impacted our year-over-year net income comparison. Our 2018 fiscal year included $130,532 for the write-off of deferred loan fees associated with term loan prepayments. Excluding the after-tax effect of these items, our 2018 fiscal year net income would have been $1,103,831. Our 2017 fiscal year included other income of $80,000 associated with a legal settlement. Excluding after-tax effect of the legal settlement, our 2017 fiscal year net income would have been approximately $1,211,154. After making these adjustments, our 2018 fiscal year adjusted net income decreased by $107,323. The primary drivers for this decrease are a $489,507 decrease in segment income for our Georgia Park and a $87,527 increase in the segment loss of our Missouri Park, partially offset by a $295,507 decrease in our adjusted income tax provision, a $142,943 decrease in Corporate spending and $22,430 reduction in interest expense.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Our slow season starts after Labor Day in September and runs until Spring Break, which typically begins toward the end of March. The first and second quarters of our fiscal year have historically generated negative cash flow, requiring us to borrow on a seasonal basis to fund operations and prepare our Parks for the busy season during the third and fourth quarters of our fiscal year. However, as a result of our improved cash position, during our 2018 and 2017 fiscal years we did not utilize any seasonal borrowing.

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

Our working capital was $2.54 million as of September 30, 2018, compared to $3.14 million as of October 1, 2017. This decrease in working capital primarily reflects a reduction in cash related to loan refinancing and prepayment activity, and capital investment spending, partially offset by cash flow provided by operating activities, during our 2018 fiscal year.

Total loan debt, including current maturities, as of September 30, 2018 was $1.55 million compared to $3.10 million as of October 1, 2017. The decrease in total loan debt was a result of loan refinancing and prepayment activity, as well scheduled payments against our term loans, during the year ended September 30, 2018. There were no borrowings on our bank LOCs as of September 30, 2018 and October 1, 2017, respectively.

As of September 30, 2018, we had equity of $7.81 million and total loan debt of $1.55 million, resulting in a debt to equity ratio of 0.20 to 1.0. Our debt to equity ratio was 0.46 to 1.0 as of October 1, 2017.

Operating Activities

Net cash provided by operating activities was $1.77 million and $1.83 million, for our 2018 and 2017 fiscal years, respectively, resulting in a decrease of $59,944. Excluding impact of the Harper Judgment Award activity in our 2017 fiscal year (as further described in “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K), cash flow provided by operating activities decreased by $432,360 for the year ended September 30, 2018, primarily as a result of reduction in our net income and a decrease in our deferred tax asset utilization, partially offset by lower net working capital uses.

Investing Activities

During our 2018 fiscal year, we spent $612,273 on capital improvements at our Parks, compared to $438,352 spent on capital improvements during our 2017 fiscal year.

For our Georgia Park, 2018 fiscal year spending on property and equipment included improvements to the drive-through roads, additional guest parking, various animal acquisitions, improvements and additions to animal shelters and exhibits, spending on annual requirements for our rental vehicle fleet, and several additions to our guest entertainment offerings. For our Missouri Park, 2018 fiscal year spending on property and equipment included the acquisition of a giraffe and various other animal purchases, improvements to several animal shelters and exhibits, as well as additions to our park maintenance equipment.

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

As detailed in “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, our 2017 fiscal year also included a one-time $456,492 reduction in restricted cash associated with the payout of the Harper Judgment Award, with approximately $79,300 of previously restricted cash being released back to the Company as unrestricted funds.

Financing Activities

During our 2018 fiscal year, we used $1,687,091 of cash in financing activities, compared to $126,751 of cash used in financing activities during our 2017 fiscal year. On July 11, 2018 we paid down the balance of our 2013 Refinancing Loan, utilizing $1,248,165 of cash on-hand, along with $1,600,000 in proceeds from the 2018 Term Loan. In addition, on December 13, 2017, we made a $300,000 prepayment against out 2013 Refinancing Loan. The remaining $123,246 in loan payments during our 2018 fiscal year, as well as the $126,751 in loan payments made during our 2017 fiscal year, were based on applicable loan repayment schedules. We did not utilize seasonal borrowings during our 2018 or 2017 fiscal years.

Borrowing Agreements

On July 11, 2018, we, through our wholly owned subsidiary Wild Animal – Georgia, completed the 2018 Refinancing with Synovus. The 2018 Refinancing included the 2018 Term Loan in the original principal amount of $1,600,000 and a line of credit of up to $350,000 (the “2018 LOC”). The 2018 Term Loan bears interest at a rate of 5.0% per annum and is payable in monthly payments of approximately $22,672, based on a seven year amortization period. The 2018 Term Loan has a maturity date of June 11, 2021, with an option to renew at 5.0% per annum for an additional 49 month term. The 2018 LOC bears interest at a rate of 4.75% and interest only payments are due monthly. The 2018 LOC matures on July 11, 2021, with an option to renew for an additional three-year term. The 2018 Term Loan and the 2018 LOC are secured by a security deed on the assets of Wild Animal – Georgia. We used the proceeds of the 2018 Term Loan, along with available cash of $1,248,165, to refinance the then outstanding balance of the 2013 Refinancing Loan. We paid a total of approximately $15,680 in fees and expenses in connection with the 2018 Refinancing. As a result of the 2018 Refinancing and $300,000 prepayment made earlier in fiscal 2018, we wrote-off $130,532 of 2013 Refinancing Loan deferred fees during the year ended September 30, 2018.

Subsequent Events

On November 28, 2018, James Meikle, our Chief Operating Officer and a member of our Board of Directors, passed away.

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

Significant judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We record deferred tax assets, primarily resulting from net operating loss carry-forwards, to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. In the event we determine it is more likely than not we will not realize our deferred tax assets we establish a valuation allowance. During the year ended October 2, 2016, we determined that a valuation allowance was no longer appropriate for our Federal net operating loss carry-forwards as the uncertainties related to our ability to utilize these deferred tax assets before they expire have been substantially reduced, making it more likely than not we will fully realize the related future tax benefit. During the year ended September 30, 2018, we utilized the remaining balance of our Federal net operating loss carry-forwards.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Overview

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

1.Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management based its assessment of the Company’s internal control over financial reporting on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting are effective as of September 30, 2018.

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as of September 30, 2018.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Title
Dale Van Voorhis	77	Chief Executive Office and Director
Todd R. White	56	Chief Financial Officer and Director
Michael D. Newman	50	Vice President of Safari Operations
Jeffery Lococo	61	Secretary and Director
Charles Kohnen	51	Director

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

Michael D. Newman

Michael D. Newman was appointed Vice President of Safari Operations of Parks! America on May 1, 2018. Mr. Newman joined the Company in April 2010, and was the General Manager of Wild Animal – Georgia from February 2011 through April 2018. Prior to joining the Company, Mr. Newman, founded and managed Castle Appraisal Service, a residential and commercial real estate appraisal company. Mr. Newman has held various management roles with retail and banking companies. Mr. Newman also has a background in Biology and Animal Husbandry. He is a member of the Exotic Wildlife Association and the First Baptist Church in LaGrange, Georgia. Mr. Newman received a Bachelor of degree in business management from The University of Georgia.

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

Charles Kohnen

Charles Kohnen has been a director of the Company since October 19, 2010. Mr. Kohnen has a diverse business background including experience with planning and executing management strategies for turnaround companies. From 1998 to 2006 he was Managing Partner of Kohnen Realty Co., a real estate and stock investment company that he co-founded, where he was responsible for all aspects of the business including the coordination of all legal, accounting and buyout matters. Currently, Mr. Kohnen serves as Chairman of the Managing Member Board of Teller’s of Hyde Park, Ltd., a privately held restaurant located in Cincinnati, Ohio. Mr. Kohnen also serves on the Board of one non-profit organization and earned a Bachelor of Science degree in General Business from Miami University in Oxford, Ohio.

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

i.Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.Engaging in any type of business practice; or

iii.Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

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

i.Any Federal or State securities or commodities law or regulation; or

ii.Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or

iii.Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

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

Audit Committee

Our Audit Committee is responsible for: (1) overseeing the accounting and financial reporting processes of the Company, including the audits of the Company’s consolidated financial statements; (2) appointing, compensating and overseeing the work of the independent registered public accounting firm employed by the Company; (3) assisting the Board in its oversight of: (a) the integrity of the Company’s consolidated financial statements, (b) the independent registered public accounting firm’s qualifications and independence; and (4) undertaking the other matters required by applicable rules and regulations of the SEC. Our Audit Committee is comprised of three directors, Charles Kohnen, Jeffery Lococo, and Dale Van Voorhis. The Board has determined that Dale Van Voorhis qualifies as an “audit committee financial expert” as that term is defined in the applicable SEC Rules.

Our Audit Committee met once in the twelve-month period ended September 30, 2018.

Compensation Committee

Our Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. The Compensation Committee is composed of two Directors, Charles Kohnen and Jeffery Lococo.

Our Compensation Committee met three times during the twelve-month period ended September 30, 2018.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our other executive officers, for the years ended September 30, 2018, October 1, 2017 and October 2, 2016.

Name & Principal		Salary	Bonus	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

James Meikle (1)	2018	78,750	30,000	-	-	-	-	5,750	114,500
President - Wild Animal Safari, Inc.	2017	135,000	25,000	2,700	-	-	-	-	162,700
and Wild Animal, Inc., Director and	2016	135,000	15,000	1,375	-	-	-	-	151,375
Chief Operating Officer - Parks! America

Dale Van Voorhis	2018	90,000	20,000	-	-	-	-	5,750	115,750
Chief Executive Officer and	2017	90,000	15,000	2,700	-	-	-	-	107,700
Director - Parks! America	2016	90,000	7,500	1,375	-	-	-	-	98,875

Michael D. Newman	2018	92,656	20,000	-	-	-	-	-	112,656
Vice President of Safari	2017	73,712	11,000	-	-	-	-	-	84,712
Operations - Parks! America	2016	61,770	9,000	-	-	-	-	-	70,770

Todd R. White	2018	60,000	20,000	5,750	-	-	-	-	85,750
Chief Financial Officer and	2017	60,000	15,000	2,700	-	-	-	-	77,700
Director - Parks! America	2016	60,000	7,500	1,375	-	-	-	-	68,875

   (1) Subsequent to the period covered by this report, on November 28, 2018, Mr. Meikle passed away.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended September 30, 2018.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	Shares/($)	($)	($)	($)	($)	($)
Dale Van Voorhis	$5,750	-	-	-	-	-	$5,750

James Meikle (1)	$5,750	-	-	-	-	-	$5,750

Jeffery Lococo	$5,750	-	-	-	-	-	$5,750

Charles Kohnen	-	25,000	-	-	-	-	$5,750
		($5,750)
Todd R. White	-	25,000	-	-	-	-	$5,750
		($5,750)

(1) Subsequent to the period covered by this report, on November 28, 2018, Mr. Meikle passed away.

Historically, each director was awarded an annual grant of 25,000 Shares for their service to the Company. Beginning in our 2018 fiscal year, we provided each director with the option of receiving their annual grant in Shares or the cash equivalent, based on the Share price on the date of grant.

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

On April 1, 2008, we entered into an employment agreement with James Meikle (the “2008 Meikle Employment Agreement”) pursuant to which Mr. Meikle was hired to serve as the President and Chief Executive Officer of each of the Company’s wholly owned subsidiaries. Effective January 27, 2011, Mr. Meikle was appointed as the Company’s Chief Operating Officer. Effective April 1, 2017, the Company and Mr. Meikle entered into the “2017 Meikle Employment Agreement”. Pursuant to the 2017 Meikle Employment Agreement, Mr. Meikle receives an initial base annual compensation in the amount of $135,000 per year, subject to annual review by the Board of Directors. The 2017 Meikle Employment Agreement has a term of two years and entitles Mr. Meikle to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company. Subsequent to the period covered by this report, Mr. Meikle passed away.

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

Effective May 1, 2018, we entered into an employment agreement with Michael D. Newman (the “Newman Employment Agreement”) to serve as our Vice President of Safari Operations. Mr. Newman has been the general manager of Wild Animal – Georgia since February 2011. Pursuant to the Newman Employment Agreement, Mr. Newman received an initial base annual compensation of $95,000 per year, subject to annual review by the Board of Directors. Mr. Newman also received a $5,000 signing bonus. The Newman Employment Agreement has a term of five years and entitles Mr. Newman to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause or (ii) in the event of a change in control of the Company. After consideration of the subsequent event noted earlier, the aggregate severance compensation in these agreements totals $365,000.

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

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of December 7, 2018. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. The address of each beneficial owner is care of Parks! America, Inc., 1300 Oak Grove Road, Pine Mountain, GA 31822, unless otherwise set forth below that person’s name.

Name	Number of Shares Owned	Percent (1)	Title
Dale Van Voorhis	15,650,000	20.9%	Chief Executive Officer and Director

Todd R. White (2)	1,035,350	1.4%	Chief Financial Officer and Director

Charles Kohnen (3)	20,930,000	28.0%	Director

Jeffery Lococo	325,000	0.4%	Secretary and Director

The Estate of James Meikle (4)	791,821	1.1%

Nicholas Parks 6000 S. Sinclair Road Columbia, MO 65203	9,110,000	12.2%

Marlton Wayne, LP 222 W. Merchandise Mart Plaza Suite 1212 Chicago, IL 60554	3,768,179	5.0%

(1)Based upon shares of common stock issued and outstanding as of December 7, 2018, except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding.

(2)410,350 of the Company’s shares owned by Mr. White are held jointly with his spouse.

(3)14,705,000 of the Company’s shares owned by Mr. Kohnen are held jointly with his spouse.

(4)Subsequent to the period covered by this report, on November 28, 2018, Mr. Meikle passed away.

Officers, directors and their controlled entities, as a group, controlled approximately 50.8% of the outstanding common stock of the Company as of December 7, 2018.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Tama, Budaj & Raab, P.C., Certified Public Accountants (“TBR”), our independent registered public accounting firm, for the audit and quarterly reviews of our financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the years ended September 30, 2018 and October 1, 2017 were approximately $37,500 and $37,000, respectively.

Tax Fees

The aggregate fees billed by TBR, our independent registered public accounting firm, for professional services rendered for tax compliance, tax advice and tax planning for the years ended September 30, 2018 and October 1, 2017 were approximately $6,000 and $6,000, respectively.

All Other Fees

Our independent registered public accounting firm billed no other fees for the years ended September 30, 2018 and October 1, 2017.

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

3.5Amended Bylaws of the Company, as of January 17, 2011 (incorporated by reference to the Annual Report on Form 10-KT filed by the Company on December 29, 2011).

3.6Amended Bylaws of the Company as of June 12, 2012 (incorporated by reference to the Report on Form 8-K filed by with the Securities and Exchange Commission on July 16, 2012).

21.1Subsidiaries of the Registrant.

23.1Consent of Tama, Budaj & Raab, PC Certified Public Accountants dated December 14, 2018.

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

32.1Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of December 14, 2018 by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

By:/s/ Dale Van Voorhis

Dale Van Voorhis

Chief Executive Officer and Director

(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Dale Van Voorhis
Dale Van Voorhis	Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2018

By: /s/ Charles Kohnen
Charles Kohnen	Director	December 14, 2018

By: /s/ Jeffery Lococo
Jeffery Lococo	Secretary and Director	December 14, 2018

By: /s/ Todd R. White
Todd R. White	Chief Financial Officer and Director (Principal Financial Officer)	December 14, 2018

ITEM 8

PARKS! AMERICA, INC. and SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

__________

Tama, Budaj & Raab P.C. Certified Public Accountants
Phone (248) 626-3800
32783 Middlebelt Rd
Farmington Hills, MI 48334
www.tbrcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

  of Parks! America, Inc.

Pine Mountain, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Parks! America, Inc. and Subsidiaries (“the Company”) as of September 30, 2018 and October 1, 2017, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and October 1, 2017 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Tama, Budaj & Raab, P.C.

Tama, Budaj & Raab, P.C.

We have served as the Company’s auditors since 2015

Farmington Hills, Michigan

December 14, 2018

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2018 and October 1, 2017

	September 30, 2018	October 1, 2017
ASSETS
Cash	$2,674,260	$3,204,043
Inventory	240,004	157,320
Prepaid expenses	131,856	309,626
Total current assets	3,046,120	3,670,989

Property and equipment, net	6,614,835	6,464,850
Intangible assets, net	1,400	2,200
Deferred tax asset	-	160,355
Other assets	12,050	9,199
Total assets	$9,674,405	$10,307,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$92,237	$137,717
Other current liabilities	219,443	281,155
Current portion of long-term debt, net	195,198	111,496
Total current liabilities	506,878	530,368

Long-term debt, net	1,358,027	2,990,417
Total liabilities	1,864,905	3,520,785

Stockholders’ equity
Common stock; 300,000,000 shares authorized,
at $.001 par value; 74,721,537 and 74,671,537
shares issued and outstanding, respectively	74,721	74,671
Capital in excess of par	4,837,116	4,825,666
Treasury stock	(3,250)	(3,250)
Retained earnings	2,900,913	1,889,721
Total stockholders’ equity	7,809,500	6,786,808
Total liabilities and stockholders’ equity	$9,674,405	$10,307,593

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 30, 2018 and October 1, 2017

	For the year ended
	September 30, 2018	October 1, 2017
Net sales	$5,923,132	$6,164,130
Sale of animals	123,626	74,134
Total net sales	6,046,758	6,238,264

Cost of sales	672,777	607,987
Selling, general and administrative	3,205,334	3,081,628
Depreciation and amortization	425,647	386,065
(Gain) loss on disposal of operating assets, net	32,252	17,745
Income from operations	1,710,748	2,144,839

Other income (expense), net	20,204	91,373
Write-off of loan fees - prepayment	(130,532)	-
Interest expense	(177,828)	(200,258)
Income before income taxes	1,422,592	2,035,954

Income tax provision	411,400	775,300
Net income	$1,011,192	$1,260,654

Income per share - basic and diluted	$0.01	$0.02

Weighted average shares
outstanding (in 000’s) - basic and diluted	74,707	74,645

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2018 and October 1, 2017

			Capital in	Treasury	Retained
	Shares	Amount	Excess of Par	Stock	Earnings	Total
Balance at October 2, 2016	74,531,537	$ 74,531	$ 4,809,606	$ (3,250)	$ 629,067	$ 5,509,954
Issuance of common stock to Directors	150,000	150	16,050	-	-	16,200
Common stock returned to the Company
in conjunction with a legal settlement	(10,000)	(10)	10	-	-	-
Net income for the year
ended October 1, 2017	-	-	-	-	1,260,654	1,260,654
Balance at October 1, 2017	74,671,537	74,671	4,825,666	(3,250)	1,889,721	6,786,808
Issuance of common stock to Directors	50,000	50	11,450	-	-	11,500
Net income for the year
ended September 30, 2018	-	-	-	-	1,011,192	1,011,192
Balance at September 30, 2018	74,721,537	$ 74,721	$ 4,837,116	$ (3,250)	$ 2,900,913	$ 7,809,500

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2018 and October 1, 2017

	For the year ended
	September 30, 2018	October 1, 2017
OPERATING ACTIVITIES:
Net income	$1,011,192	$1,260,654
Reconciliation of net income to net cash
provided by operating activities:
Depreciation and amortization expense	425,647	386,065
Interest expense - loan fee amortization	7,871	10,409
Write-off of loan fees - prepayment	130,532	-
(Gain) loss on disposal of assets	32,252	17,745
Stock-based compensation	11,500	16,200
Deferred taxes	160,355	616,769
Changes in assets and liabilities
(Increase) decrease in inventory	(82,684)	(49,747)
(Increase) decrease in prepaid expenses	177,770	(221,866)
Increase (decrease) in accounts payable	(45,480)	113,611
Increase (decrease) in other current liabilities	(61,712)	49,763
Increase (decrease) in accrued judgment award	-	(372,416)
Net cash provided by operating activities	1,767,243	1,827,187

INVESTING ACTIVITIES:
Acquisition of property and equipment	(612,273)	(438,352)
Proceeds from the disposition of property and equipment	2,338	2,690
(Increase) decrease in restricted cash	-	456,492
Net cash provided by (used in) investing activities	(609,935)	20,830

FINANCING ACTIVITIES:
Pay-off of 2013 Refinancing Loan	(2,848,165)	-
Proceeds from 2018 Term Loan	1,600,000	-
Capitalization of 2018 Term Loan Fees	(15,680)	-
Payments on notes payable	(423,246)	(126,751)
Net cash used in financing activities	(1,687,091)	(126,751)

Net increase (decrease) in cash	(529,783)	1,721,266
Cash at beginning of period	3,204,043	1,482,777
Cash at end of period	$2,674,260	$3,204,043

Supplemental Cash Flow Information:
Cash paid for interest	$168,032	$189,378
Cash paid for income taxes	$336,743	$142,270

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

The Parks are open year round but experience increased seasonal attendance, typically beginning in the latter half of March through early September. On a combined basis, net sales for the third and fourth quarter of the last two fiscal years represented approximately 64% to 68% of annual net sales.

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2018 fiscal year, September 30 was the closest Sunday, and for the 2017 fiscal year, October 1 was the closest Sunday. Both fiscal years were comprised of 52-weeks. This fiscal calendar aligns the Company’s fiscal periods more closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

Reclassifications: Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had no accounts receivable as of September 30, 2018 and October 1, 2017, respectively.

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

	September 30, 2018	October 1, 2017	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Ground improvements	1,024,654	935,904	7-25 years
Buildings and structures	2,894,508	2,891,668	10-39 years
Animal shelters and habitats	1,415,894	1,330,653	10-39 years
Park animals	951,815	741,894	5-10 years
Equipment - concession and related	216,003	209,665	3-15 years
Equipment and vehicles - yard and field	602,724	541,703	3-15 years
Vehicles - buses and rental	230,647	200,764	3-5 years
Rides and entertainment	207,666	180,466	5-7 years
Furniture and fixtures	60,485	60,485	5-10 years
Projects in process	27,962	-
Property and equipment, cost	10,139,538	9,600,382
Less accumulated depreciation	(3,524,703)	(3,135,532)
Property and equipment, net	$6,614,835	$6,464,850

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

Other Current Liabilities: The following is a breakdown of other current liabilities:

	September 30, 2018	October 1, 2017
Deferred revenue	$53,985	$47,607
Accrued property taxes	38,039	37,557
Accrued sales taxes	35,277	32,865
Accrued wages and payroll taxes	15,503	22,644
Accrued income taxes	4,700	62,650
Other accrued liabilities	71,939	77,832
Other current liabilities	$219,443	$281,155

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into federal law, which includes significant changes to the U.S. corporate federal tax code. Among other changes, the Tax Act lowered the U.S. statutory corporate federal income tax rate from 35.0% to 21.0%. As the Company’s 2018 fiscal year end fell on September 30, the U.S. statutory federal income tax rate for its 2018 fiscal year is a blended rate of 24.5%, with the statutory rate of 21.0% applicable for its fiscal years beginning with 2019. See “NOTE 8. INCOME TAXES” for additional information.

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

September 30, 2018

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

NOTE 4. LONG-TERM DEBT

On July 11, 2018, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2018 Refinancing”) with Synovus Bank (“Synovus”). The 2018 Refinancing included a term loan in the original principal amount of $1,600,000 (the “2018 Term Loan”). The 2018 Term Loan bears interest at a rate of 5.0% per annum and is payable in monthly payments of approximately $22,672, based on a seven year amortization period. The 2018 Term Loan has a maturity date of June 11, 2021, with an option to renew at 5.0% per annum for an additional 49 month term. The 2018 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company used the proceeds of the 2018 Term Loan, along with available cash of approximately $1,248,165, to refinance the then outstanding balance of the 2013 Refinancing Loan. The Company paid a total of approximately $15,680 in fees and expenses in connection with the 2018 Refinancing. In addition to the pay-off of the 2013 Refinancing Loan in July 2018, on December 13, 2017 the Company made a $300,000 partial prepayment of this loan. As a result of prepayments against the 2013 Refinancing Loan, the Company wrote-off a total of $130,532 of related deferred financing fees during its 2018 fiscal year.

On January 9, 2013, the Company completed a refinancing transaction (the “2013 Refinancing Loan”) with Synovus, f/k/a Commercial Bank & Trust Company of Troup County as lender. The 2013 Refinancing Loan was for a principal amount of $3,752,000 and has a 20-year term. The 2013 Refinancing Loan is secured by substantially all the assets of the Company and its wholly owned subsidiaries. The 2013 Refinancing Loan bears interest at the rate of Prime Rate plus 2.50%, resulting in a rate of 5.75% during the first five years of the loan term. Thereafter, the interest rate will be re-priced every five years based on the then-Prime Rate plus 2.50%, as a result the interest rate was reset to 7.00% effective January 9, 2018, with the minimum required monthly payment reset to approximately $25,800 for the subsequent five years. The closing costs for the 2013 Refinancing Loan totaled $175,369.

Interest expense of $177,828 and $200,258 for the year ended September 30, 2018 and October 1, 2017, respectively, includes $7,871 and $10,409, respectively, of amortization of debt closing costs in each period.

	As of
	September 30, 2018	October 1, 2017
Term loan principal outstanding	$1,568,345	$3,239,756
Less: unamortized debt closing costs	(15,120)	(137,843)
Gross long-term debt	1,553,225	3,101,913
Less current portion of long-term debt,
net of unamortized debt closing costs	(195,198)	(111,496)
Long-term debt	$1,358,027	$2,990,417

As of September 30, 2018, the scheduled future principal maturities, by fiscal year, are as follows:

2019	$197,438
2020	207,539
2021	218,157
2022	229,318
2023	241,051
thereafter	474,842
Total	$1,568,345

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

NOTE 5. LINE OF CREDIT

On July 11, 2018, the Company, through its wholly owned subsidiary Wild Animal – Georgia completed a refinancing transaction the 2018 Refinancing with Synovus. The 2018 Refinancing includes a line of credit of up to $350,000 (the “2018 LOC”). The 2018 LOC bears interest at a rate of 4.75% and interest only payments are due monthly. The 2018 LOC is secured by a security deed on the assets of Wild Animal – Georgia. The 2018 LOC matures on July 11, 2021, with an option to renew for an additional three-year term. If necessary, the Company will utilize the 2018 LOC to fund seasonal working capital needs.

Prior to July 11, 2018, the Company maintained a $350,000 line of credit loan (the “LOC”) from CB&T for working capital purposes. This LOC had an interest rate is tied to the prime rate and was 7.00% as of July 1, 2018, with a minimum rate of 5.25%.

As of September 30, 2018 and October 1, 2017, respectively, there was no outstanding balance against either of the Company’s LOCs. When applicable, any advance on a Company LOC is recorded as a current liability.

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

Officers, Directors and their controlled entities own approximately 50.8% of the outstanding common stock of the Company as of September 30, 2018.

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

On April 1, 2008, the Company entered into an employment agreement with James Meikle (the “2008 Meikle Employment Agreement”) pursuant to which Mr. Meikle was hired to serve as the President and Chief Executive Officer of each of the Company’s wholly owned subsidiaries. Effective January 27, 2011, Mr. Meikle was appointed as the Company’s Chief Operating Officer. Effective April 1, 2017, the Company and Mr. Meikle entered into the “2017 Meikle Employment Agreement”. Pursuant to the 2017 Meikle Employment Agreement, Mr. Meikle receives an initial base annual compensation in the amount of $135,000 per year, subject to annual review by the Board of Directors. The 2017 Meikle Employment Agreement has a term of two years and entitles Mr. Meikle to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company. Subsequent to the period covered by this report, on November 28, 2018, Mr. Meikle passed away.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause or (ii) in the event of a change in control of the Company. After consideration of the subsequent event noted earlier, the aggregate severance compensation in these agreements totals $365,000.

NOTE 8. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into federal law, which includes significant changes to the U.S. corporate federal tax code. Among other changes, the Tax Act lowered the U.S. statutory corporate federal income tax rate from 35.0% to 21.0% effective January 1, 2018. As the Company’s 2018 fiscal year end fell on September 30, the U.S. statutory federal income tax rate for its 2018 fiscal year will be a blended rate of 24.5%, with the statutory rate of 21.0% applicable for its fiscal years beginning with 2019.

The provision for income tax consists of the following:

	For the year ended
	September 30, 2018	October 1, 2017
Federal	$346,300	$649,700
State	65,100	125,600
Total tax provision	$411,400	$775,300

For the year ended September 30, 2018, the Company reported a pre-tax profit of $1,422,592 and utilized its remaining Federal net operating loss carry-forward to offset a portion of its Federal tax liability. The Company’s provision for Federal income tax consists of the following:

	For the year ended
Federal income tax benefit attributable to:	September 30, 2018	October 1, 2017
Current operations	$348,535	$662,104
State tax benefit	(15,950)	(42,704)
Deferred tax adjustments	66,855	-
Alternative minimum tax credit	(48,000)	-
Alternative minimum tax	-	30,300
Other	(5,140)	-
Net provision for Federal income taxes	$346,300	$649,700

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

As of October 1, 2017, the Company had a net deferred tax asset of $160,355, primarily associated with its remaining cumulative federal net operating loss carry-forward. For the year ended September 30, 2018, the Company recognized a one-time net deferred tax charge of $66,855, of which $36,595 was associated with the revaluation of its net deferred tax liability at its 2018 fiscal year blended federal income tax rate. The remaining net deferred tax charge of $30,260 was associated with a reassessment of the Company’s remaining cumulative federal net operating loss carry-forward. The Company’s remaining net deferred tax asset of $93,500 was utilized to offset a portion of the regular federal tax due for its 2018 fiscal year. In addition, during its 2018 fiscal year, the Company recognized approximately $48,000 of credits associated with federal alternative minimum taxes paid in previous years. As of September 30, 2018, the Company has utilized all of its federal net tax operating loss carry-forwards.

For the fiscal years ended September 30, 2018 and October 1, 2017, the Company recorded a provision for State of Georgia income taxes of $65,100 and $125,600, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

As of March 30, 2017, the Company entered into a settlement and release agreement (the “Eastland Settlement Agreement”) with Larry Eastland, the Company’s former President and CEO thereby bringing to a close litigation commenced by the Company in September of 2009 and identified as Parks! America, Inc. vs. Eastland; et al., Case No. 09-A-599668 in the Eighth Judicial District Court of the State of Nevada. Prior to that, in November of 2016, the Company reached a settlement with Stanley Harper and Computer Contact Service, Inc., an entity controlled by Mr. Harper (together the “Harper Defendants”) who were also defendants in that case. As a result, this litigation is terminated. The Harper Defendants received $372,416, inclusive of additional attorney’s fees, costs and interest (the “Harper Judgment Award”), which was paid on November 8, 2016. The Eastland Defendants agreed to make a settlement payment to the Company of $80,000 and assign 10,000 shares of the Company’s common stock, beneficially owned by one of the Eastland Defendants, to the Company (the “Settlement Shares”). Furthermore, the Company consented to the sale of 10,010,000 shares of common stock beneficially owned by the Eastland Defendants to Nicholas Parks (the “NP Transaction”). On April 20, 2017, the Company received the $80,000 settlement payment and the Settlement Shares. A Stipulation and Order to Dismiss the Litigation with Prejudice was filed on April 24, 2017. As part of the NP Transaction, the Company entered into a Settlement Agreement and Release with Nicholas Parks, dated as of March 30, 2017 (the “NP Settlement Agreement”). As a result of the NP Transaction and subsequent activity, as of September 30, 2018, based on recent filings with the SEC, Nicholas Parks holds shares representing approximately 12.2% of the outstanding common stock of the Company.

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

September 30, 2018

NOTE 10. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to corporate management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the year ended
	September 30, 2018	October 1, 2017
Total net sales:
Georgia	$5,123,550	$5,217,975
Missouri	923,208	1,020,289
Consolidated	$6,046,758	$6,238,264

Income (loss) before income taxes:
Georgia	$2,442,849	$2,932,356
Missouri	(144,358)	(56,831)
Segment total	2,298,491	2,875,525
Corporate	(587,743)	(730,686)
Other income (expense), net	20,204	91,373
Write-off of loan fees - prepayment	(130,532)	-
Interest expense	(177,828)	(200,258)
Consolidated	$1,422,592	$2,035,954

Depreciation and amortization:
Georgia	$223,729	$203,808
Missouri	201,918	182,257
Corporate	7,871	10,409
Consolidated	$433,518	$396,474

Capital expenditures
Georgia	$237,185	$269,458
Missouri	375,088	168,894
Consolidated	$612,273	$438,352

	As of
	September 30, 2018	October 1, 2017
Total assets:
Georgia	$6,770,655	$7,206,865
Missouri	2,763,961	2,714,869
Corporate	139,789	385,859
Consolidated	$9,674,405	$10,307,593

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC 855-10, except as noted in “NOTE 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES”, the Company has analyzed its operations subsequent to September 30, 2018 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.