Form 10-Q
period 2018-12-30
PARKS AMERICA, INC
filed 2019-02-07
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2018

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 000-51254

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

As of February 4, 2019, the issuer had 74,821,537 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of December 30, 2018 and September 30, 2018

	December 30, 2018	September 30, 2018
ASSETS
Cash	$2,418,860	$2,674,260
Inventory	273,904	240,004
Prepaid expenses	150,697	131,856
Total current assets	2,843,461	3,046,120

Property and equipment, net	6,689,898	6,614,835
Intangible assets, net	1,200	1,400
Other assets	12,050	12,050
Total assets	$9,546,609	$9,674,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$16,309	$92,237
Other current liabilities	230,889	219,443
Current portion of long-term debt, net	198,378	195,198
Total current liabilities	445,576	506,878

Long-term debt, net	1,307,016	1,358,027
Total liabilities	1,752,592	1,864,905

Stockholders’ equity
Common stock; 300,000,000 shares authorized,
at $.001 par value; 74,721,537 and 74,721,537
shares issued and outstanding, respectively	74,721	74,721
Capital in excess of par	4,837,116	4,837,116
Treasury stock	(3,250)	(3,250)
Retained earnings	2,885,430	2,900,913
Total stockholders’ equity	7,794,017	7,809,500
Total liabilities and stockholders’ equity	$9,546,609	$9,674,405

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended December 30, 2018 and December 31, 2017

	For the three months ended
	December 30, 2018	December 31, 2017
Net sales	$984,711	$957,640
Sale of animals	31,988	38,711
Total net sales	1,016,699	996,351

Cost of sales	117,333	111,085
Selling, general and administrative	782,532	820,032
Depreciation and amortization	115,199	97,450
(Gain) loss on disposal of operating assets, net	-	(719)
Income (loss) from operations	1,635	(31,497)

Other income (expense), net	6,980	3,930
Write-off of loan fees - prepayment	-	(12,495)
Interest expense	(19,598)	(47,860)
Loss before income taxes	(10,983)	(87,922)

Income tax provision	4,500	46,955
Net loss	$(15,483)	$(134,877)

Income per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares
outstanding (in 000's) - basic and diluted	74,721	74,671

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended December 30, 2018 and Year Ended September 30, 2018

			Capital in Excess of Par	Treasury Stock	Retained Earnings
	Shares	Amount				Total
Balance at October 1, 2017	74,671,537	$74,671	$4,825,666	$(3,250)	$1,889,721	$6,786,808
Issuance of common stock to Directors	50,000	50	11,450	-	-	11,500
Net income for the year
ended September 30, 2018	-	-	-	-	1,011,192	1,011,192
Balance at September 30, 2018	74,721,537	74,721	4,837,116	(3,250)	2,900,913	7,809,500
Net loss for the three months
ended December 30, 2018	-	-	-	-	(15,483)	(15,483)
Balance at December 30, 2018	74,721,537	$74,721	$4,837,116	$(3,250)	$2,885,430	$7,794,017

The accompanying notes are an integral part of these condensed financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended December 30, 2018 and December 31, 2017

	For the three months ended
	December 30, 2018	December 31, 2017
OPERATING ACTIVITIES:
Net loss	$(15,483)	$(134,877)
Reconciliation of net loss to net cash
used in operating activities:
Depreciation and amortization expense	115,199	97,450
Interest expense - loan fee amortization	560	2,437
Write-off of loan fees - prepayment	-	12,495
(Gain) loss on disposal of assets	-	(719)
Deferred taxes	-	66,855
Changes in assets and liabilities
(Increase) decrease in inventory	(33,900)	(78,749)
(Increase) decrease in prepaid expenses	(18,841)	50,005
Increase (decrease) in accounts payable	(75,928)	(70,853)
Increase (decrease) in other current liabilities	11,446	14,875
Net cash used in operating activities	(16,947)	(41,081)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(190,062)	(138,988)
Proceeds from the disposition of property and equipment	-	719
Net cash used in investing activities	(190,062)	(138,269)

FINANCING ACTIVITIES:
Payments on notes payable	(48,391)	(332,412)
Net cash used in financing activities	(48,391)	(332,412)

Net increase (decrease) in cash	(255,400)	(511,762)
Cash at beginning of period	2,674,260	3,204,043
Cash at end of period	$2,418,860	$2,692,281

Supplemental Cash Flow Information:
Cash paid for interest	$19,178	$46,617
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 30, 2018

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months ended December 30, 2018 and December 31, 2017 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. In the opinion of management interim results reflect all normal and recurring adjustments, and are not necessarily indicative of the results for a full fiscal year.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2019 fiscal year, September 29 will be the closest Sunday, and for the 2018 fiscal year, September 30 was the closest Sunday. Both fiscal years will be comprised of 52-weeks. This fiscal calendar aligns the Company’s fiscal periods more closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 30, 2018

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

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had no accounts receivable as of December 30, 2018 and September 30, 2018, respectively.

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

	December 30, 2018	September 30, 2018	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Ground improvements	1,146,199	1,024,654	7-25 years
Buildings and structures	2,898,437	2,894,508	10-39 years
Animal shelters and habitats	1,428,106	1,415,894	10-39 years
Park animals	990,727	951,815	5-10 years
Equipment - concession and related	216,003	216,003	3-15 years
Equipment and vehicles - yard and field	602,725	602,724	3-15 years
Vehicles - buses and rental	230,647	230,647	3-5 years
Rides and entertainment	207,666	207,666	5-7 years
Furniture and fixtures	60,485	60,485	5-10 years
Projects in process	41,425	27,962
Property and equipment, cost	10,329,600	10,139,538
Less accumulated depreciation	(3,639,702)	(3,524,703)
Property and equipment, net	$6,689,898	$6,614,835

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

Other Current Liabilities: The following is a breakdown of other current liabilities:

	December 30, 2018	September 30, 2018
Accrued wages and payroll taxes	$117,864	$15,503
Deferred revenue	19,911	53,985
Accrued sales taxes	17,406	35,277
Accrued income taxes	14,013	4,700
Accrued property taxes	6,249	38,039
Other accrued liabilities	55,446	71,939
Other current liabilities	$230,889	$219,443

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 30, 2018

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into federal law, which includes significant changes to the U.S. corporate federal tax code. Among other changes, the Tax Act lowered the U.S. statutory corporate federal income tax rate from 35.0% to 21.0%. As the Company’s 2018 fiscal year end fell on September 30, the U.S. statutory federal income tax rate for its 2018 fiscal year was a blended rate of 24.5%, with the statutory federal income tax rate of 21.0% applicable for its fiscal years beginning with 2019. See “NOTE 7. INCOME TAXES” for additional information.

Basic and Diluted Net Income (Loss) Per Share: Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise any common share rights unless the exercise becomes anti-dilutive.

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

December 30, 2018

NOTE 3. LONG-TERM DEBT

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

On December 13, 2017, the Company made a $300,000 partial prepayment against its 2013 Refinancing Loan. As a result of this prepayment, the Company wrote-off $12,495 of the 2013 Refinancing Loan closing costs.

Interest expense of $19,598 and $46,955 for the three month period ended December 30, 2018 and December 31, 2017, respectively, includes $560 and $2,437 of amortization of debt closing costs, respectively.

	As of
	December 30, 2018	September 30, 2018
Term Loan principal outstanding	$1,519,954	$1,568,345
Less: unamortized debt closing costs	(14,560)	(15,120)
Gross long-term debt	1,505,394	1,553,225
Less current portion of long-term debt,
net of unamortized debt closing costs	(198,378)	(195,198)
Long-term debt	$1,307,016	$1,358,027

As of December 30, 2018, the scheduled future principal maturities by fiscal year are as follows:

2019	$149,521
2020	208,268
2021	218,923
2022	230,123
2023	241,897
thereafter	471,222
Total	$1,519,954

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 30, 2018

NOTE 4. LINES OF CREDIT

On July 11, 2018, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed the 2018 Refinancing with Synovus. The 2018 Refinancing includes a line of credit of up to $350,000 (the “2018 LOC”). The 2018 LOC bears interest at a rate of 4.75% and interest only payments are due monthly. The 2018 LOC is secured by a security deed on the assets of Wild Animal – Georgia. The 2018 LOC matures on July 11, 2021, with an option to renew for an additional three-year term. If necessary, the Company will utilize the 2018 LOC to fund seasonal working capital needs.

Prior to July 11, 2018, the Company maintained a $350,000 line of credit loan (the “2013 LOC”) from Synovus for working capital purposes. The 2013 LOC had an interest rate tied to the prime rate and was 7.00% as of July 1, 2018, with a minimum rate of 5.25%.

As of December 30, 2018 and September 30, 2018, respectively, there was no outstanding balance on the Company’s LOC. When applicable, any advance on a Company LOC is recorded as a current liability.

NOTE 5. STOCKHOLDERS’ EQUITY

Shares of common stock issued for service to the Company are valued based on the market price on the date of issuance.

Subsequent to the date of this report, on January 14, 2019, the Company declared its annual award to five Directors for their service on the Board of Directors. Each director was awarded 25,000 shares at $0.185 per share or the cash equivalent of $4,625. Four directors elected to receive shares of the Company’s common stock, while the estate of one director elected to receive its award in cash. The total award cost of $23,125 will be reported as an expense in the second quarter of the 2019 fiscal year, and the Company subsequently distributed each award on January 16, 2019.

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

Officers, Directors and their controlled entities own approximately 50.8% of the outstanding common stock of the Company as of December 30, 2018.

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

Effective April 2, 2014, the Company entered into an employment agreement with Todd R. White (the “White Employment Agreement”) to serve as the Company’s Chief Financial Officer. Subsequent to the date of this report, effective January 1, 2019, the Company and Mr. White entered into the “2019 White Employment Agreement”. The 2019 White Employment Agreement has a term of three years, with minimum annual compensation of $70,000 in year one, $75,000 in year two and $80,000 in year three, and entitles Mr. White to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 30, 2018

NOTE 6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

Effective May 1, 2018, the Company entered into an employment agreement with Michael D. Newman (the “Newman Employment Agreement”) to serve as the Company’s Vice President of Safari Operations. Mr. Newman had been the general manager of Wild Animal – Georgia since February 2011. Pursuant to the Newman Employment Agreement, Mr. Newman received an initial base annual compensation of $95,000 per year, subject to annual review by the Board of Directors. Mr. Newman also received a $5,000 signing bonus. The Newman Employment Agreement has a term of five years and entitles Mr. Newman to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause ($280,000 in aggregate) or (ii) in the event of a change in control of the Company ($365,000 in aggregate).

On April 1, 2008, the Company entered into an employment agreement with James Meikle (the “2008 Meikle Employment Agreement”) pursuant to which Mr. Meikle was hired to serve as the President and Chief Executive Officer of each of the Company’s wholly owned subsidiaries. Effective January 27, 2011, Mr. Meikle was appointed as the Company’s Chief Operating Officer. Effective April 1, 2017, the Company and Mr. Meikle entered into the “2017 Meikle Employment Agreement”. The 2017 Meikle Employment Agreement had a term of two years, with an initial base annual compensation in the amount of $135,000 per year. On November 28, 2018, Mr. Meikle passed away. Pursuant to the death benefit terms of the 2017 Meikle Employment Agreement, during the three month period ended December 30, 2018, the Company recorded a provision of approximately $90,000.

NOTE 7. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into federal law, which includes significant changes to the U.S. corporate federal tax code. Among other changes, the Tax Act lowered the U.S. statutory corporate federal income tax rate from 35.0% to 21.0% effective January 1, 2018. As the Company’s 2018 fiscal year end fell on September 30, the U.S. statutory federal income tax rate for its 2018 fiscal year was a blended rate of 24.5%, with the statutory federal income tax rate of 21.0% applicable for its fiscal years beginning with 2019.

For the three month period ended December 30, 2018, the Company reported a pre-tax loss of $10,983. For the fiscal year ending September 29, 2019 the Company expects to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 27.0%. The Company recorded a net income tax provision of $4,500 for the three month period ended December 30, 2018, comprised of a federal benefit of $4,100 and a State of Georgia expense of $8,600. The Company’s regular net income tax provision for the three month period ended December 31, 2017 was a tax benefit of $19,900, comprised of a federal benefit of $20,900 and a State of Georgia expense of $1,000.

As of October 1, 2017, the Company had a net deferred tax asset of $160,355, primarily associated with its remaining cumulative federal net operating loss carry-forward. For the three month period ended December 30, 2017, the Company recognized a one-time net deferred tax charge of $66,855, of which $36,595 was associated with the revaluation of its net deferred tax liability at its 2018 fiscal year blended federal income tax rate. The remaining net deferred tax charge of $30,260 was associated with a reassessment of the Company’s remaining cumulative federal net operating loss carry-forward. The Company’s remaining net deferred tax asset of $93,500 was utilized to offset a portion of the regular federal tax due for its 2018 fiscal year. As of September 30, 2018, the Company has utilized all of its federal net tax operating loss carry-forwards.

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

December 30, 2018

NOTE 9. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended
	December 30, 2018	December 31, 2017
Total net sales:
Georgia	$927,737	$888,525
Missouri	88,962	107,826
Consolidated	$1,016,699	$996,351

Income (loss) before income taxes:
Georgia	$359,841	$296,275
Missouri	(155,452)	(104,126)
Segment total	204,389	192,149
Corporate	(202,754)	(223,646)
Other income (expense), net	6,980	3,930
Write-off of loan fees - prepayment	-	(12,495)
Interest expense	(19,598)	(47,860)
Consolidated	$(10,983)	$(87,922)

	As of
	December 30, 2018	September 30, 2018
Total assets:
Georgia	$6,668,375	$6,770,655
Missouri	2,588,402	2,763,961
Corporate	289,832	139,789
Consolidated	$9,546,609	$9,674,405

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC 855-10, except as noted in “NOTE 5. STOCKHOLDERS’ EQUITY” and “NOTE 6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES”, the Company has analyzed its operations subsequent to December 30, 2018 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying unaudited consolidated financial statements and provides additional information on the Company’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

Through our fiscal year ended September 30, 2018, our annual net sales, adjusted income before income taxes and net cash provided by operating activities have improved significantly over the past five fiscal years. These improvements are primarily attributable to a combination of increased attendance revenues and strong operating cost controls. Our Georgia Park in particular has benefitted from several positive factors including strong and stable management, the addition of online ticket sales in June 2015, growth and positive economic conditions in the greater Atlanta area, as well as positive guest perceptions of this Park. We are committed to leveraging the strong operating model we have established at our Georgia Park, with a focus on increasing attendance, as well as increasing the average revenue generated per guest visit via concession and gift shop revenues.

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

On July 11, 2018, we completed a refinancing transaction (the “2018 Refinancing”), which included a term loan in the original principal amount of $1,600,000 (the “2018 Term Loan”). The 2018 Term Loan bears interest at a rate of 5.0% per annum and is payable in monthly payments of approximately $22,672, based on a seven year amortization period. Our improved financial position allowed us to lower our term loan interest rate by 200 basis points to 5.0% per annum. Compared to our prior term loan, we project aggregate interest expense savings in the range of $850,000 over the combined seven year term of our 2018 Term Loan arrangement. We used the proceeds of the 2018 Term Loan and available cash of approximately $1,248,165 to retire the then outstanding principal balance of our 2013 Refinancing Loan. See “NOTE 3. LONG TERM DEBT” of the Notes to the Consolidated Financial Statements (Unaudited) for additional information.

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

Strong growth in our operating cash flow and the lower annual debt service requirements associated with the 2018 Refinancing Loan have provided us with incremental cash flow margin. However, our current size and operating model leave us little room for error. Any future capital raised by us is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, us may not be sufficient to fund our capital and liquidity needs for the near-term.

Results of Operations For the Three Month Period Ended December 30, 2018 as Compared to Three Month Period Ended December 31, 2017

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

The following table shows our consolidated and segment operating results for the three month periods ended December 30, 2018 and December 31, 2017:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Total net sales	$927,737	$888,525	$88,962	$107,826	$1,016,699	$996,351
Segment income (loss) from operations	359,841	296,275	(155,452)	(104,126)	204,389	192,149
Segment operating margin %	38.8%	33.3%	-174.7%	-96.6%	20.1%	19.3%

Corporate expenses					(202,754)	(223,646)
Other income (expense), net					6,980	3,930
Write-off of loan fees - prepayment					-	(12,495)
Interest expense					(19,598)	(47,860)
Loss before income taxes					$(10,983)	$(87,922)

Total Net Sales

Our total net sales for the three month period ended December 30, 2018 increased by $20,348, to $1,016,699 versus the three month period ended December 31, 2017. Our Parks’ combined attendance based net sales increased by $27,071 or 2.8%, while animal sales decreased by $6,723.

Our Georgia Park’s attendance based net sales increased by $33,847 or 3.9%, to $898,181, and animal sales increased by $5,365, to $29,556. Our Missouri Park’s attendance based net sales decreased by $6,775 or 7.3%, to $86,531, and animal sales decreased by $12,089, to $2,431.

For the three month period ended December 30, 2018, attendance at our Georgia Park and our Missouri Park decreased by 1.2% and 9.1%, respectively.

Segment Operating Margin

Our consolidated segment operating margin increased by $12,240, resulting in segment income from operations of $204,389 for the three month period ended December 30, 2018 compared to $192,149 for the three month period ended December 31, 2017. Our Georgia Park’s segment operating income was $359,841, resulting in an increase of $63,566, principally as a result of higher attendance based net sales and higher animals sales, and lower net operating expenses, partially offset by higher depreciation expense. Our Missouri Park generated a segment operating loss of $155,452, an increase of $51,326, primarily as a result of lower attendance based net sales and lower animal sales, as well as higher net operating expenses and higher depreciation expense.

Corporate Expenses and Other

Corporate spending decreased by $20,892 to $202,754 during the three month period ended December 30, 2018, primarily due to lower compensation expense.

Other Income (Expense), Net

Other income (expense), net increased by 3,050, to $6,980, primarily as a result of higher interest income.

Interest Expense

Interest expense for the three month period ended December 30, 2018 was $19,598, a decrease of $28,262 compared with the three month period ended December 31, 2017, as a result of our 2018 Refinancing which lowered our term loan borrowing level and our term loan interest rate. Our effective term loan interest rate was 5.00% for the three months ended December 30, 2018, compared to 5.75% for the three months ended December 31, 2017, while average term loan borrowing levels decreased by approximately $1.6 million.

Income Taxes

For the three month period ended December 30, 2018, we reported a pre-tax loss of $10,983. For the fiscal year ending September 30, 2018 we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 27.0%. Based on the year-to-date mix of federal and state income, we recorded an income tax provision of $4,500 for the three month period ended December 30, 2018.

For additional information, see “NOTE 7. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Income and Income Per Share

During the three month period ended December 30, 2018, we reported a net loss of $15,483 or $0.00 per basic share and per fully diluted share, compared to a net loss of $134,877 or $0.00 per basic share and per fully diluted share, for the three month period ended December 31, 2017, resulting in an improvement of $119,394.

	For the three months ended
	December 30, 2018	December 31, 2017
Net loss	$(15,483)	$(134,877)
Write-off of loan fees - prepayment	-	12,495
Tax impact - write-off of loan fees-prepayment	-	(3,650)
Deferred tax adjustments	-	66,855
Adjusted net loss	$(15,483)	$(59,177)

As shown in the table above, several one-time items impacted our net loss for the three month period ended December 31, 2017, including the write-off of deferred loan fees associated with partial prepayment against our then outstanding term loan, as well as deferred tax adjustments. Excluding the after-tax effect of these items, our adjusted net loss for the three month period ended December 31, 2017 would have been $59,177, resulting in a year-over-year improvement of $43,694. Our lower adjusted net loss during the three month period ended December 30, 2018 is attributable to a $63,566 increase in operating income for our Georgia Park, a $20,892 decrease in Corporate expenses, a $28,262 decrease in interest expense and a $3,050 increase in other income (expense), net, partially offset by a $51,326 increase in the operating loss for our Missouri Park and a $20,750 increase in our adjusted income tax provision.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Our slow season starts after Labor Day in September and runs until Spring Break, which typically begins toward the end of March. The first and second quarters of our fiscal year have historically generated negative cash flow, requiring us to borrow on a seasonal basis to fund operations and prepare our Parks for the busy season during the third and fourth quarters of our fiscal year. However, as a result of our improved cash position, during our 2018 fiscal year we did not utilize any seasonal borrowing and we do not anticipate utilizing any seasonal borrowing during our 2019 fiscal year.

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

Our working capital was $2.40 million as of December 30, 2018, compared to $2.54 million as of September 30, 2018. This decrease in working capital primarily reflects capital investment spending during the three months ended December 30, 2018, as well as scheduled payments on our term debt and net cash used in operating activities.

Total loan debt, including current maturities, as of December 30, 2018 was $1.51 million compared to $1.55 million as of September 30, 2018. The decrease in total loan debt was a result of scheduled payments against our term loan during the three months ended December 30, 2018. There were no borrowings on our Synovus Bank (“Synovus”) LOC as of December 30, 2018 and September 30, 2018, respectively.

As of December 30, 2018, we had equity of $7.79 million and total loan debt of $1.51 million, resulting in a debt to equity ratio of 0.19 to 1.0 compared to 0.20 to 1.0 as of September 30, 2018.

Operating Activities

Net cash used in operating activities was $16,947 for the three month period ended December 30, 2018, compared to $41,081 for the three month period ended December 31, 2017, a decrease of $24,134, primarily as a result of a lower net loss, partially offset by lower non-cash expenses and higher net working capital uses.

Investing Activities

During the three months ended December 30, 2018, we invested $190,062 related to capital improvements at our Parks, compared to $138,988 invested in capital improvements during the three months ended December 31, 2017.

Financing Activities

Net cash used in financing activities was $48,391 for the three month period ended December 30, 2018, compared to $332,412 for the three month period ended December 31, 2017. During the three month period ended December 31, 2017, we made a $300,000 partial prepayment against our then outstanding term loan, with the remaining payments during both periods reflecting scheduled payments on our respective term loans.

Subsequent Events

Effective January 1, 2019, we entered into the “2019 White Employment Agreement” with Todd R. White to continue to serve as the Company’s Chief Financial Officer. The 2019 White Employment Agreement has a term of three years. For additional information, see “NOTE 6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES” of the Notes to the Consolidated Financial Statements (Unaudited).

On January 14, 2019, we declared our annual award to five Directors for their service on the Board of Directors. Each director was awarded 25,000 shares at $0.185 per share, resulting in a total award value of $23,125. Four directors elected to receive shares of the Company’s common stock, while the estate of one director elected to receive its award in cash. For additional information, see “NOTE 5. STOCKHOLDERS’ EQUITY” of the Notes to the Consolidated Financial Statements (Unaudited).

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Quarterly Report. Our significant accounting policies are set forth in “NOTE 2. SIGNIFICANT ACCOUNTING POLICIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report, which should be reviewed as they are integral to understanding results of operations and financial position. The Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2018 includes additional information about us, and our operations, financial condition, critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended December 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor are any of our properties the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of its business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS

You should read the MD&A together with our unaudited consolidated financial statements and related notes, each included elsewhere in this Quarterly Report, in conjunction with the Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Some of the information contained in the MD&A or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "RISK FACTORS" below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

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

We are dependent upon the services of our Executive Officers, key personnel and consultants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	Employment Agreement with Todd R. White dated January 1, 2019

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

PARKS! AMERICA, INC.

February 7, 2019	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer (Principal Executive Officer)