Form 10-Q
period 2019-03-31
PARKS AMERICA, INC
filed 2019-05-02
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of May 1, 2019, the issuer had 74,821,537 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of March 31, 2019 and September 30, 2018

	March 31, 2019	September 30, 2018
ASSETS
Cash	$2,372,250	$2,674,260
Inventory	278,684	240,004
Prepaid expenses	233,655	131,856
Total current assets	2,884,589	3,046,120

Property and equipment, net	6,683,429	6,614,835
Intangible assets, net	1,000	1,400
Other assets	12,050	12,050
Total assets	$9,581,068	$9,674,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$26,875	$92,237
Other current liabilities	319,140	219,443
Current portion of long-term debt, net	199,078	195,198
Total current liabilities	545,093	506,878

Long-term debt, net	1,257,665	1,358,027
Total liabilities	1,802,758	1,864,905

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 74,821,537 and 74,721,537 shares issued and outstanding, respectively	74,821	74,721
Capital in excess of par	4,855,516	4,837,116
Treasury stock	(3,250)	(3,250)
Retained earnings	2,851,223	2,900,913
Total stockholders’ equity	7,778,310	7,809,500
Total liabilities and stockholders’ equity	$9,581,068	$9,674,405

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months and Six Months Ended March 31, 2019 and April 1, 2018

	For the three months ended		For the six months ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Net sales	$1,003,797	$918,579	$1,988,508	$1,876,219
Sale of animals	225	25,519	32,213	64,230
Total net sales	1,004,022	944,098	2,020,721	1,940,449

Cost of sales	132,629	122,638	249,962	233,723
Selling, general and administrative	781,516	695,173	1,564,048	1,515,205
Depreciation and amortization	115,199	93,950	230,398	191,400
(Gain) loss on disposal of operating assets, net	-	26,022	-	25,303
Income (loss) from operations	(25,322)	6,315	(23,687)	(25,182)

Other income (expense), net	8,538	4,924	15,518	8,854
Write-off of loan fees - prepayment	-	-	-	(12,495)
Interest expense	(19,223)	(51,656)	(38,821)	(99,516)
Loss before income taxes	(36,007)	(40,417)	(46,990)	(128,339)

Income tax provision	(1,800)	(5,757)	2,700	41,198
Net loss	$(34,207)	$(34,660)	$(49,690)	$(169,537)

Income per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares
outstanding (in 000's) - basic and diluted	74,805	74,717	74,763	74,694

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended March 31, 2019 and Year Ended September 30, 2018

			Capital in	Treasury	Retained
	Shares	Amount	Excess of Par	Stock	Earnings	Total
Balance at October 1, 2017	74,671,537	$74,671	$4,825,666	$(3,250)	$1,889,721	$6,786,808
Issuance of common stock to Directors	50,000	50	11,450	-	-	11,500
Net income for the year ended September 30, 2018
	-	-	-	-	1,011,192	1,011,192
Balance at September 30, 2018	74,721,537	74,721	4,837,116	(3,250)	2,900,913	7,809,500
Issuance of common stock to Directors	100,000	100	18,400	-	-	18,500
Net loss for the six months ended March 31, 2019
	-	-	-	-	(49,690)	(49,690)
Balance at March 31, 2019	74,821,537	$74,821	$4,855,516	$(3,250)	$2,851,223	$7,778,310

The accompanying notes are an integral part of these condensed financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended March 31, 2019 and April 1, 2018

	For the six months ended
	March 31, 2019	April 1, 2018
OPERATING ACTIVITIES:
Net loss	$(49,690)	$(169,537)
Reconciliation of net loss to net cash provided by (used in) operating activities:

Depreciation and amortization expense	230,398	191,400
Interest expense - loan fee amortization	1,120	4,874
Write-off of loan fees - prepayment	-	12,495
(Gain) loss on disposal of assets	-	25,303
Stock-based compensation	18,500	11,500
Deferred taxes	-	66,855
Changes in assets and liabilities
(Increase) decrease in inventory	(38,680)	(78,550)
(Increase) decrease in prepaid expenses	(101,799)	93,221
Increase (decrease) in accounts payable	(65,362)	(98,846)
Increase (decrease) in other current liabilities	99,697	(64,900)
Net cash provided by (used in) operating activities	94,184	(6,185)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(298,592)	(459,340)
Proceeds from the disposition of property and equipment	-	2,035
Net cash used in investing activities	(298,592)	(457,305)

FINANCING ACTIVITIES:
Payments on notes payable	(97,602)	(362,624)
Net cash used in financing activities	(97,602)	(362,624)

Net increase (decrease) in cash	(302,010)	(826,114)
Cash at beginning of period	2,674,260	3,204,043
Cash at end of period	$2,372,250	$2,377,929

Supplemental Cash Flow Information:
Cash paid for interest	$37,841	$98,273
Cash paid for income taxes	$110,500	$98,792

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months and six months ended March 31, 2019 and April 1, 2018 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. In the opinion of management interim results reflect all normal and recurring adjustments, and are not necessarily indicative of the results for a full fiscal year.

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

March 31, 2019

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

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had no accounts receivable as of March 31, 2019 and September 30, 2018, respectively.

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

	March 31, 2019	September 30, 2018	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Ground improvements	1,156,830	1,024,654	7-25 years
Buildings and structures	2,946,662	2,894,508	10-39 years
Animal shelters and habitats	1,421,901	1,415,894	10-39 years
Park animals	994,227	951,815	5-10 years
Equipment - concession and related	224,753	216,003	3-15 years
Equipment and vehicles - yard and field	605,225	602,724	3-15 years
Vehicles - buses and rental	254,047	230,647	3-5 years
Rides and entertainment	207,666	207,666	5-7 years
Furniture and fixtures	60,485	60,485	5-10 years
Projects in process	59,154	27,962
Property and equipment, cost	10,438,130	10,139,538
Less accumulated depreciation	(3,754,701)	(3,524,703)
Property and equipment, net	$6,683,429	$6,614,835

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

Other Current Liabilities: The following is a breakdown of other current liabilities:

	March 31, 2019	September 30, 2018
Accrued wages and payroll taxes	$107,387	$15,503
Deferred revenue	61,014	53,985
Accrued sales taxes	51,128	35,277
Accrued property taxes	16,878	38,039
Accrued income taxes	-	4,700
Other accrued liabilities	82,733	71,939
Other current liabilities	$319,140	$219,443

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

NOTE 3. LONG-TERM DEBT

On July 11, 2018, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2018 Refinancing”) with Synovus Bank (“Synovus”). The 2018 Refinancing included a term loan in the original principal amount of $1,600,000 (the “2018 Term Loan”). The 2018 Term Loan bears interest at a rate of 5.0% per annum and is payable in monthly payments of approximately $22,672, based on a seven year amortization period. The 2018 Term Loan has a maturity date of June 11, 2021, with an option to renew at 5.0% per annum for an additional 49 month term. The 2018 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company used the proceeds of the 2018 Term Loan, along with available cash of approximately $1,248,165, to refinance the Company’s existing term loan with Synovus (“2013 Refinancing Loan”). The Company paid a total of approximately $15,680 in fees and expenses in connection with the 2018 Refinancing.

On December 13, 2017, the Company made a $300,000 partial prepayment against its 2013 Refinancing Loan. As a result of this prepayment, the Company wrote-off $12,495 of the 2013 Refinancing Loan closing costs.

Interest expense of $19,223 and $51,656 for the three month period ended March 31, 2019 and April 1, 2018, respectively, includes $560 and $2,437 of amortization of debt closing costs, respectively. Interest expense of $38,821 and $99,516 for the six month period ended March 31, 2019 and April 1, 2018, respectively, includes $1,120 and $4,874 of amortization of debt closing costs, respectively.

	As of
	March 31, 2019	September 30, 2018
Term Loan principal outstanding	$1,470,743	$1,568,345
Less: unamortized debt closing costs	(14,000)	(15,120)
Gross long-term debt	1,456,743	1,553,225
Less current portion of long-term debt,
net of unamortized debt closing costs	(199,078)	(195,198)
Long-term debt	$1,257,665	$1,358,027

As of March 31, 2019, the scheduled future principal maturities by fiscal year are as follows:

2019	$99,097
2020	206,575
2021	217,414
2022	228,822
2023	240,828
thereafter	478,007
Total	$1,470,743

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

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

Prior to July 11, 2018, the Company maintained a $350,000 line of credit loan (the “LOC”) from Synovus for working capital purposes. This LOC had an interest rate tied to the prime rate and was 7.00% as of July 1, 2018, with a minimum rate of 5.25%.

As of March 31, 2019 and September 30, 2018, respectively, there was no outstanding balance on the Company’s LOC. When applicable, any advance on a Company LOC is recorded as a current liability.

NOTE 5. STOCKHOLDERS’ EQUITY

Shares of common stock issued for service to the Company are valued based on the market price on the date of issuance.

On January 14, 2019, the Company declared its annual award to five Directors for their service on the Board of Directors. Each Director was awarded 25,000 shares at $0.185 per share or the cash equivalent of $4,625. Four Directors elected to receive shares of the Company’s common stock, while the estate of one Director elected to receive its award in cash. The total award cost of $23,125 was reported as an expense in the second quarter of the 2019 fiscal year, and the Company distributed each award on January 16, 2019.

On December 20, 2017, the Company declared its annual award to five Directors for their service on the Board of Directors. Each director was awarded 25,000 shares at $0.230 per share or the cash equivalent of $5,750. Three Directors elected to receive their award in cash and two Directors elected to receive shares of the Company’s common stock. The total award cost of $28,750 was reported as an expense in the first quarter of the 2018 fiscal year, and the Company distributed each award on January 9, 2018.

Officers, Directors and their controlled entities own approximately 50.8% of the outstanding common stock of the Company as of March 31, 2019.

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

March 31, 2019

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

For the six month period ended March 31, 2019, the Company reported a pre-tax loss of $46,990. For the fiscal year ending September 29, 2019, the Company expects to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 27.0%. The Company recorded a net income tax provision of $2,700 for the six month period ended March 31, 2019, comprised of a federal benefit of $13,100 and a State of Georgia expense of $15,800. The Company’s regular net income tax provision for the six month period ended April 1, 2018 was a tax benefit of approximately $25,700, comprised of a federal benefit of $31,000 and a State of Georgia expense of $5,300.

As of October 1, 2017, the Company had a net deferred tax asset of $160,355, primarily associated with its remaining cumulative federal net operating loss carry-forward. For the six month period ended April 1, 2018, the Company recognized a one-time net deferred tax charge of $66,855, of which $36,595 was associated with the revaluation of its net deferred tax liability at its 2018 fiscal year blended federal income tax rate. The remaining net deferred tax charge of $30,260 was associated with a reassessment of the Company’s remaining cumulative federal net operating loss carry-forward. The Company’s remaining net deferred tax asset of $93,500 was utilized to offset a portion of the regular federal tax due for its 2018 fiscal year. As of September 30, 2018, the Company has utilized all of its federal net tax operating loss carry-forwards.

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

March 31, 2019

NOTE 9. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended		For the six months ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Total net sales:
Georgia	$891,585	$827,907	$1,819,322	$1,716,432
Missouri	112,437	116,191	201,399	224,017
Consolidated	$1,004,022	$944,098	$2,020,721	$1,940,449

Income (loss) before income taxes:
Georgia	$329,634	$234,104	$689,475	$530,379
Missouri	(156,300)	(113,640)	(311,752)	(217,766)
Segment total	173,334	120,464	377,723	312,613
Corporate	(198,656)	(114,149)	(401,410)	(337,795)
Other income (expense), net	8,538	4,924	15,518	8,854
Write-off of loan fees - prepayment	-	-	-	(12,495)
Interest expense	(19,223)	(51,656)	(38,821)	(99,516)
Consolidated	$(36,007)	$(40,417)	$(46,990)	$(128,339)

	As of
	March 31, 2019	September 30, 2018
Total assets:
Georgia	$6,733,611	$6,770,655
Missouri	2,599,213	2,763,961
Corporate	248,244	139,789
Consolidated	$9,581,068	$9,674,405

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited consolidated financial statements.

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

Through our fiscal year ended September 30, 2018, our annual net sales, adjusted income before income taxes and net cash provided by operating activities have improved significantly over the past five fiscal years. These improvements are primarily attributable to a combination of increased attendance revenues and strong operating cost controls. Our Georgia Park in particular has benefitted from several positive factors including strong and stable management, the addition of online ticket sales in June 2015, growth and positive economic conditions in the greater Atlanta area, as well as positive guest perceptions of the Park. We are committed to leveraging the strong operating model we have established at our Georgia Park, with a focus on increasing attendance, as well as increasing the average revenue generated per guest visit via concession and gift shop revenues.

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

Results of Operations For the Three Month Period Ended March 31, 2019 as Compared to Three Month Period Ended April 1, 2018

The following table shows our consolidated and segment operating results for the three month periods ended March 31, 2019 and April 1, 2018:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Total net sales	$ 891,585	$ 827,907	$ 112,437	$ 116,191	$ 1,004,022	$ 944,098
Segment income (loss) from operations	329,634	234,104	(156,300)	(113,640)	173,334	120,464
Segment operating margin %	37.0%	28.3%	-139.0%	-97.8%	17.3%	12.8%

Corporate expenses					(198,656)	(114,149)
Other income (expense), net					8,538	4,924
Interest expense					(19,223)	(51,656)
Loss before income taxes					$ (36,007)	$ (40,417)

Total Net Sales

Our total net sales for the three month period ended March 31, 2019 increased by $59,924, to $1,004,022 versus the three month period ended April 1, 2018. Our Parks’ combined attendance based net sales increased by $85,218 or 9.3%, while animal sales decreased by $25,294.

Our Georgia Park’s attendance based net sales increased by $84,579 or 10.5%, to $891,360, while animal sales decreased by $20,901, to $225. Our Missouri Park’s attendance based net sales increased by $639 or 0.6%, to $112,437, while animal sales decreased by $4,393, to $0.

For the three month period ended March 31, 2019, attendance at our Georgia Park and our Missouri Park increased by 8.6% and 0.3%, respectively.

Segment Operating Margin

Our consolidated segment operating margin increased by $52,870, resulting in segment income from operations of $173,334 for the three month period ended March 31, 2019 compared to $120,464 for the three month period ended April 1, 2018. Our Georgia Park’s segment operating income was $329,634, resulting in an increase of $95,530, principally as a result of higher attendance based net sales and lower net operating expenses, partially offset by lower animal sales and higher depreciation expense. Our Missouri Park generated a segment operating loss of $156,300, an increase of $42,660, primarily as a result of higher net operating expenses and higher depreciation expense, as well as lower animal sales.

Corporate Expenses and Other

Corporate spending increased by $84,507 to $198,656 during the three month period ended March 31, 2019, primarily due to higher compensation expense, as well as higher legal fees.

Other Income (Expense), Net

Other income (expense), net for the three month period ended March 31, 2019 increased by $3,614, to $8,538, primarily as a result of higher interest income.

Interest Expense

Interest expense for the three month period ended March 31, 2019 was $19,223, a decrease of $32,433 compared with the three month period ended April 1, 2018, as a result of our 2018 Refinancing which lowered our term loan borrowing level and our term loan interest rate. Our effective term loan interest rate was 5.00% for the three month period ended March 31, 2019, compared to approximately 6.90% for the three month period ended April 1, 2018, while average term loan borrowing levels decreased by approximately $1.48 million.

Income Taxes

For the three month period ended March 31, 2019, we reported a pre-tax loss of $36,007. For the fiscal year ending September 29, 2019, we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 27.0%. Based on the year-to-date mix of federal and state income, we recorded an income tax benefit provision of $1,800 for the three month period ended March 31, 2019.

Net Income and Income Per Share

During the three month period ended March 31, 2019, we reported a net loss of $34,207 or $0.00 per basic share and per fully diluted share, compared to a net loss of $34,660 or $0.00 per basic share and per fully diluted share, for the three month period ended April 1, 2018, resulting in a decrease of $453. Our slightly lower net loss during the three month period ended March 31, 2019 is primarily attributable to a $95,530 increase in operating income for our Georgia Park, a $32,433 decrease in interest expense and a $3,614 increase in other income (expense), partially offset by a $84,507 increase in Corporate spending, a $42,660 increase in the operating loss for our Missouri Park and a $3,957 decrease in our quarterly tax benefit.

Results of Operations For the Six Month Period Ended March 31, 2019 as Compared to Six Month Period Ended April 1, 2018

The following table shows our consolidated and segment operating results for the six month periods ended March 31, 2019 and April 1, 2018:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Total net sales	$ 1,819,322	$ 1,716,432	$ 201,399	$ 224,017	$ 2,020,721	$ 1,940,449
Segment income (loss) from operations	689,475	530,379	(311,752)	(217,766)	377,723	312,613
Segment operating margin %	37.9%	30.9%	-154.8%	-97.2%	18.7%	16.1%

Corporate expenses					(401,410)	(337,795)
Other income (expense), net					15,518	8,854
Write-off of loan fees - prepayment					-	(12,495)
Interest expense					(38,821)	(99,516)
Income before income taxes					$ (46,990)	$ (128,339)

Total Net Sales

Our total net sales for the six month period ended March 31, 2019 increased by $80,272, to $2,020,721 versus the six month period ended April 1, 2018. Our Parks’ combined attendance based net sales increased by $112,289 or 6.0%, while animal sales decreased by $32,017.

Our Georgia Park’s attendance based net sales increased by $118,425 or 7.1%, to $1,789,540, while animal sales decreased by $15,535, to $29,782. Our Missouri Park’s attendance based net sales decreased by $6,136 or 3.0%, to $198,968, and animal sales decreased by $16,482, to $2,431.

For the six month period ended March 31, 2019, attendance at our Georgia Park increased by 3.2%, while attendance at our Missouri Park decreased by 4.3%.

Segment Operating Margin

Our consolidated segment operating margin increased by $65,110, resulting in segment income from operations of $377,723 for the six month period ended March 31, 2019 compared to $312,613 for the six month period ended April 1, 2018. Our Georgia Park’s segment operating income was $689,475, resulting in an increase of $159,096, principally as a result of higher attendance based net sales and lower net operating expenses, partially offset by lower animal sales and higher depreciation expense. Our Missouri Park generated a segment operating loss of $311,752, an increase of $93,986, primarily as a result of higher net operating expenses and higher depreciation expense, as well as lower animal sales and lower attendance based revenues.

Corporate Expenses and Other

Corporate spending increased by $63,615 to $401,410 during the six month period ended March 31, 2019, primarily due to higher compensation expense and higher legal fees.

Other Income (Expense), Net

Other income (expense), net for the six month period ended March 31, 2019 increased by $6,664, to $15,518, primarily as a result of higher interest income.

Interest Expense

Interest expense for the six month period ended March 31, 2019 was $38,821, a decrease of $60,695 compared with the six month period ended April 1, 2018, as a result of our 2018 Refinancing which lowered our term loan borrowing level and our term loan interest rate. Our effective term loan interest rate was 5.00% for the six month period ended March 31, 2019, compared to approximately 6.45% for the six month period ended April 1, 2018, while average term loan borrowing levels decreased by approximately $1.57 million.

Income Taxes

For the six month period ended March 31, 2019, we reported a pre-tax loss of $46,990. For the fiscal year ending September 29, 2019, we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 27.0%. Based on the year-to-date mix of federal and state income, we recorded an income tax expense provision of $2,700 for the six month period ended March 31, 2019.

For additional information, see “NOTE 7. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Income and Income Per Share

During the six month period ended March 31, 2019, we reported a net loss of $49,690 or $0.00 per basic share and per fully diluted share, compared to a net loss of $169,537 or $0.00 per basic share and per fully diluted share, for the six month period ended April 1, 2018, resulting in an improvement of $119,847.

	For the six months ended
	March 31, 2019	April 1, 2018
Net loss	$(49,690)	$(169,537)
Write-off of loan fees - prepayment	-	12,495
Tax impact - write-off of loan fees-prepayment	-	(3,650)
Deferred tax adjustments	-	66,855
Adjusted net loss	$(49,690)	$(93,837)

As shown in the table above, several one-time items impacted our net loss for the six month period ended April 1, 2018, including the write-off of deferred loan fees associated with partial prepayment against our then outstanding term loan, as well as deferred tax adjustments. Excluding the after-tax effect of these items, our adjusted net loss for the six month period ended April 1, 2018 would have been $93,837, resulting in a year-over-year improvement of $44,147 compared to the six months ended March 31, 2019. Our lower adjusted net loss during the six month period ended March 31, 2019 is attributable to a $159,096 increase in operating income for our Georgia Park, a $60,695 decrease in interest expense and a $6,664 increase in other income (expense), net, partially offset by a $93,986 increase in the operating loss for our Missouri Park, a $63,615 increase in Corporate expenses, and a $24,707 increase in our adjusted income tax provision.

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

Our working capital was $2.34 million as of March 31, 2019, compared to $2.54 million as of September 30, 2018. This decrease in working capital primarily reflects capital investment spending during the six months ended March 31, 2019, as well as scheduled payments on our term debt, partially offset by net cash provided by operating activities.

Total loan debt, including current maturities, as of March 31, 2019 was $1.46 million compared to $1.55 million as of September 30, 2018. The decrease in total loan debt was a result of scheduled payments against our term loan during the six months ended March 31, 2019. There were no borrowings on our Synovus Bank (“Synovus”) LOC as of March 31, 2019 and September 30, 2018, respectively.

As of March 31, 2019, we had equity of $7.78 million and total loan debt of $1.46 million, resulting in a debt to equity ratio of 0.19 to 1.0 compared to 0.20 to 1.0 as of September 30, 2018.

Operating Activities

Net cash provided by operating activities was $94,184 for the six month period ended March 31, 2019, compared to net cash used in operating activities of $6,185 for the six month period ended April 1, 2018, resulting in a net improvement of $100,369, primarily as a result of a lower net loss and lower net working capital uses, partially offset by lower non-cash expenses.

Investing Activities

During the six month period ended March 31, 2019, we invested $298,592 related to capital improvements at our Parks, compared to $459,340 invested in capital improvements during the six month period ended April 1, 2018, with the decrease primarily as a result of two baby giraffes acquired during the six months ended April 1, 2018.

Financing Activities

Net cash used in financing activities was $97,602 for the six month period ended March 31, 2019, compared to $362,624 for the six month period ended April 1, 2018. During the six month period ended April 1, 2018, we made a $300,000 partial prepayment against our then outstanding term loan, and the remainder of the financing activities during both periods reflect scheduled payments against our respective term loans.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

PARKS! AMERICA, INC.

May 2, 2019	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer (Principal Executive Officer)