Form 10-Q
period 2019-06-30
PARKS AMERICA, INC
filed 2019-08-06
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 1, 2019, the issuer had 74,821,537 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of June 30, 2019 and September 30, 2018

	June 30, 2019	September 30, 2018
ASSETS
Cash	$3,246,201	$2,674,260
Inventory	263,604	240,004
Prepaid expenses	124,687	131,856
Total current assets	3,634,492	3,046,120

Property and equipment, net	6,631,447	6,614,835
Intangible assets, net	800	1,400
Other assets	12,050	12,050
Total assets	$10,278,789	$9,674,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$57,315	$92,237
Other current liabilities	416,594	219,443
Current portion of long-term debt, net	201,906	195,198
Total current liabilities	675,815	506,878

Long-term debt, net	1,205,969	1,358,027
Total liabilities	1,881,784	1,864,905

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 74,821,537 and 74,721,537 shares issued and outstanding, respectively

	74,821	74,721
Capital in excess of par	4,855,516	4,837,116
Treasury stock	(3,250)	(3,250)
Retained earnings	3,469,918	2,900,913
Total stockholders’ equity	8,397,005	7,809,500
Total liabilities and stockholders’ equity	$10,278,789	$9,674,405

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months and Nine Months Ended June 30, 2019 and July 1, 2018

	For the three months ended		For the nine months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net sales	$2,116,149	$2,035,839	$4,104,657	$3,912,058
Sale of animals	20,312	7,125	52,525	71,355
Total net sales	2,136,461	2,042,964	4,157,182	3,983,413

Cost of sales	198,006	213,506	447,968	447,229
Selling, general and administrative	886,002	839,027	2,450,050	2,354,232
Depreciation and amortization	115,199	97,450	345,597	288,850
Tornado damage and expenses, net	70,944	-	70,944	-
(Gain) loss on disposal of operating assets, net	15,847	-	15,847	25,303
Income from operations	850,463	892,981	826,776	867,799

Other income (expense), net	5,843	4,938	21,361	13,792
Write-off of loan fees - prepayment	-	-	-	(12,495)
Interest expense	(18,811)	(52,497)	(57,632)	(152,013)
Income before income taxes	837,495	845,422	790,505	717,083

Income tax provision	218,800	215,823	221,500	257,021
Net income	$618,695	$629,599	$569,005	$460,062

Income per share - basic and diluted	$0.01	$0.01	$0.01	$0.01

Weighted average shares outstanding (in 000's) - basic and diluted
	$74,821	74,721	74,782	$74,703

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Nine Months Ended June 30, 2019 and Year Ended September 30, 2018

			Capital in	Treasury	Retained
	Shares	Amount	Excess of Par	Stock	Earnings	Total
Balance at October 1, 2017	74,671,537	$74,671	$4,825,666	$(3,250)	$1,889,721	$6,786,808
Issuance of common stock to Directors	50,000	50	11,450	-	-	11,500
Net income for the year
ended September 30, 2018	-	-	-	-	1,011,192	1,011,192
Balance at September 30, 2018	74,721,537	74,721	4,837,116	(3,250)	2,900,913	7,809,500
Issuance of common stock to Directors	100,000	100	18,400	-	-	18,500
Net income for the nine months
ended June 30, 2019	-	-	-	-	569,005	569,005
Balance at June 30, 2019	74,821,537	$74,821	$4,855,516	$(3,250)	$3,469,918	$8,397,005

The accompanying notes are an integral part of these condensed financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended June 30, 2019 and July 1, 2018

	For the nine months ended
	June 30, 2019	July 1, 2018
OPERATING ACTIVITIES:
Net income	$569,005	$460,062
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization expense	345,597	288,850
Interest expense - loan fee amortization	1,680	7,311
Write-off of loan fees - prepayment	-	12,495
Tornado damage asset write-offs	51,721	-
(Gain) loss on disposal of assets	15,847	25,303
Stock-based compensation	18,500	11,500
Deferred taxes	-	160,355
Changes in assets and liabilities
(Increase) decrease in inventory	(23,600)	(64,738)
(Increase) decrease in prepaid expenses	7,169	152,855
Increase (decrease) in accounts payable	(34,922)	(116,477)
Increase (decrease) in other current liabilities	197,151	(16,738)
Net cash provided by operating activities	1,148,148	920,778

INVESTING ACTIVITIES:
Acquisition of property and equipment	(432,501)	(549,203)
Proceeds from the disposition of property and equipment	3,324	2,847
Net cash used in investing activities	(429,177)	(546,356)

FINANCING ACTIVITIES:
Payments on notes payable	(147,030)	(391,591)
Net cash used in financing activities	(147,030)	(391,591)

Net increase (decrease) in cash	571,941	(17,169)
Cash at beginning of period	2,674,260	3,204,043
Cash at end of period	$3,246,201	$3,186,874

Supplemental Cash Flow Information:
Cash paid for interest	$56,570	$143,966
Cash paid for income taxes	$282,900	$198,792

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months and nine months ended June 30, 2019 and July 1, 2018 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. In the opinion of management interim results reflect all normal and recurring adjustments, and are not necessarily indicative of the results for a full fiscal year.

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2019 fiscal year, September 29 will be the closest Sunday, and for the 2018 fiscal year, September 30 was the closest Sunday. Both fiscal years will be comprised of 52-weeks. This fiscal calendar aligns the Company’s fiscal periods with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins in the latter half of March and runs through early September.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

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

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had no accounts receivable as of June 30, 2019 and September 30, 2018, respectively.

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

	June 30, 2019	September 30, 2018	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Ground improvements	1,163,845	1,024,654	7-25 years
Buildings and structures	2,951,764	2,894,508	10-39 years
Animal shelters and habitats	1,410,744	1,415,894	10-39 years
Park animals	976,045	951,815	5-10 years
Equipment - concession and related	231,095	216,003	3-15 years
Equipment and vehicles - yard and field	616,647	602,724	3-15 years
Vehicles - buses and rental	270,118	230,647	3-5 years
Rides and entertainment	207,666	207,666	5-7 years
Furniture and fixtures	60,485	60,485	5-10 years
Projects in process	78,090	27,962
Property and equipment, cost	10,473,679	10,139,538
Less accumulated depreciation	(3,842,232)	(3,524,703)
Property and equipment, net	$6,631,447	$6,614,835

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

Other Current Liabilities: The following is a breakdown of other current liabilities:

	June 30, 2019	September 30, 2018
Accrued wages and payroll taxes	$135,672	$15,503
Deferred revenue	78,603	53,985
Accrued sales taxes	54,051	35,277
Accrued property taxes	27,507	38,039
Accrued income taxes	-	4,700
Other accrued liabilities	120,761	71,939
Other current liabilities	$416,594	$219,443

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

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

June 30, 2019

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

Interest expense of $18,811 and $52,497 for the three month period ended June 30, 2019 and July 1, 2018, respectively, includes $560 and $2,437 of amortization of debt closing costs, respectively. Interest expense of $57,632 and $152,013 for the nine month period ended June 30, 2019 and July 1, 2018, respectively, includes $1,680 and $7,311 of amortization of debt closing costs, respectively.

	As of
	June 30, 2019	September 30, 2018
Term Loan principal outstanding	$1,421,315	$1,568,345
Less: unamortized debt closing costs	(13,440)	(15,120)
Gross long-term debt	1,407,875	1,553,225
Less current portion of long-term debt,
net of unamortized debt closing costs	(201,906)	(195,198)
Long-term debt	$1,205,969	$1,358,027

As of June 30, 2019, the scheduled future principal maturities by fiscal year are as follows:

2019	$50,069
2020	206,596
2021	217,436
2022	228,845
2023	240,853
thereafter	477,516
Total	$1,421,315

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

As of June 30, 2019 and September 30, 2018, respectively, there was no outstanding balance on the Company’s LOC. When applicable, any advance on a Company LOC is recorded as a current liability.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

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

Officers, Directors and their controlled entities own approximately 50.8% of the outstanding common stock of the Company as of June 30, 2019.

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

Effective May 1, 2018, the Company entered into an employment agreement with Michael D. Newman (the “Newman Employment Agreement”) to serve as the Company’s Vice President of Safari Operations. Mr. Newman had been the general manager of Wild Animal – Georgia since February 2011. Pursuant to the Newman Employment Agreement, Mr. Newman received an initial base annual compensation of $95,000 per year, subject to annual review by the Board of Directors. Mr. Newman also received a $5,000 signing bonus. Effective May 1, 2019, Mr. Newman’s annual compensation was set at $98,000. The Newman Employment Agreement has a term of five years and entitles Mr. Newman to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause ($280,000 in aggregate) or (ii) in the event of a change in control of the Company ($365,000 in aggregate).

On April 1, 2008, the Company entered into an employment agreement with James Meikle (the “2008 Meikle Employment Agreement”) pursuant to which Mr. Meikle was hired to serve as the President and Chief Executive Officer of each of the Company’s wholly owned subsidiaries. Effective January 27, 2011, Mr. Meikle was appointed as the Company’s Chief Operating Officer. Effective July 1, 2017, the Company and Mr. Meikle entered into the “2017 Meikle Employment Agreement”. The 2017 Meikle Employment Agreement had a term of two years, with an initial base annual compensation in the amount of $135,000 per year. On November 28, 2018, Mr. Meikle passed away. Pursuant to the death benefit terms of the 2017 Meikle Employment Agreement, during the three month period ended December 30, 2018, the Company recorded a provision of approximately $90,000.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

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

For the nine month period ended June 30, 2019, the Company reported a pre-tax income of $790,505. For the fiscal year ending September 29, 2019, the Company expects to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 27.0%. The Company recorded an income tax provision of $221,500 for the nine month period ended June 30, 2019, comprised of a federal expense of $151,400 and a State of Georgia expense of $70,100. The Company’s regular income tax provision for the nine month period ended July 1, 2018 was approximately $190,200, comprised of a federal expense of $163,700 and a State of Georgia expense of $26,500.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

On May 21, 2019, our Missouri Park was struck by a tornado and sustained property damage, primarily to the “walk about”, more traditional zoo-like, section of the park, as well as to several auxiliary buildings. The park was closed at the time of this event and no employees were injured. While a few animals sustained non-life threatening injuries, no animals were killed or escaped.

As a result of the tornado damage, through June 30, 2019, we have written-off $51,721 related to the net book value of property destroyed and damaged, and incurred $19,223 of cleanup and repair expenses. Through June 30, 2019, we have capitalized $12,473 expenditures related to improvements associated with the tornado damage. We are currently working on an estimate of the cost to reconstruct at least one significant animal enclosure destroyed by the tornado.

We have a pending property insurance claim which we believe will cover a portion of these costs and expenses. However, since we have not received a proposed settlement from our insurance carrier, we have not recorded any insurance proceeds to offset the costs and expenses incurred through June 30, 2019.

By letter dated July 22, 2019, the Company received a books and records demand from a shareholder. The letter demands inspection of certain books and records of the Company as part of a purported investigation of the Board's selection of the Company's auditor and the auditor's procedures in support of one of its audit opinions (the actual audit opinion is not identified in the shareholder letter). The Company has responded in writing to this demand.

The Company is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of its business. None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to its business or has a material interest adverse to its business

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

NOTE 9. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended		For the nine months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Total net sales:
Georgia	$1,795,262	$1,746,883	$3,614,584	$3,463,315
Missouri	341,199	296,081	542,598	520,098
Consolidated	$2,136,461	$2,042,964	$4,157,182	$3,983,413

Income (loss) before income taxes:
Georgia	$1,094,596	$1,011,648	$1,784,071	$1,542,027
Missouri	(65,389)	9,606	(377,141)	(208,160)
Segment total	1,029,207	1,021,254	1,406,930	1,333,867
Corporate	(178,744)	(128,273)	(580,154)	(466,068)
Other income (expense), net	5,843	4,938	21,361	13,792
Write-off of loan fees - prepayment	-	-	-	(12,495)
Interest expense	(18,811)	(52,497)	(57,632)	(152,013)
Consolidated	$837,495	$845,422	$790,505	$717,083

	As of
	June 30, 2019	September 30, 2018
Total assets:
Georgia	$7,520,378	$6,770,655
Missouri	2,618,028	2,763,961
Corporate	140,383	139,789
Consolidated	$10,278,789	$9,674,405

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC 855-10, except as noted in “NOTE 8. COMMITMENTS AND CONTINGENCIES”, the Company has analyzed its operations subsequent to June 30, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited consolidated financial statements.

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

Results of Operations For the Three Month Period Ended June 30, 2019 as Compared to Three Month Period Ended

July 1, 2018

The following table shows our consolidated and segment operating results for the three month periods ended June 30, 2019 and July 1, 2018:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Total net sales	$1,795,262	$1,746,883	$341,199	$296,081	$2,136,461	$2,042,964
Segment income (loss) from operations	1,094,596	1,011,648	(65,389)	9,606	1,029,207	1,021,254
Segment operating margin %	61.0%	57.9%	-19.2%	3.2%	48.2%	50.0%

Corporate expenses					(178,744)	(128,273)
Other income (expense), net					5,843	4,938
Interest expense					(18,811)	(52,497)
Income before income taxes					$837,495	$845,422

Total Net Sales

Our total net sales for the three month period ended June 30, 2019 increased by $93,497, to $2,136,461 versus the three month period ended July 1, 2018. Our Parks’ combined attendance based net sales increased by $80,310 or 3.9%, and animal sales increased by $13,187.

Our Georgia Park’s attendance based net sales increased by $46,359 or 2.7%, to $1,789,200, and animal sales increased by $2,020, to $6,062. Our Missouri Park’s attendance based net sales increased by $33,951 or 11.6%, to $326,948, and animal sales increased by $11,167, to $14,251.

For the three month period ended June 30, 2019, attendance at our Georgia Park and our Missouri Park increased by 5.0% and 12.7%, respectively.

Segment Operating Margin

Our consolidated segment operating margin increased by $7,953, resulting in segment income from operations of $1,029,207 for the three month period ended June 30, 2019 compared to $1,021,254 for the three month period ended July 1, 2018. Our Georgia Park’s segment operating income was $1,094,596, resulting in an increase of $82,948, principally as a result of higher attendance based net sales, lower cost of sales and lower net operating expenses, partially offset by higher depreciation expense. Our Missouri Park generated a segment operating loss of $65,389, a net decline of $74,995, primarily as a result of tornado damage asset write-offs and cleanup and repair expenses, higher cost of sales, higher net operating expenses and higher depreciation expense, partially offset by higher attendance based net sales and higher animal sales.

Corporate Expenses and Other

Corporate spending increased by $50,471 to $178,744 during the three month period ended June 30, 2019, primarily due to higher legal fees.

Other Income (Expense), Net

Other income (expense), net for the three month period ended June 30, 2019 increased by $905, to $5,843, primarily as a result of higher interest income.

Interest Expense

Interest expense for the three month period ended June 30, 2019 was $18,811, a decrease of $33,686 compared with the three month period ended July 1, 2018, as a result of our 2018 Refinancing which lowered our term loan borrowing level and our term loan interest rate. Our effective term loan interest rate was 5.00% for the three month period ended June 30, 2019, compared to 7.00% for the three month period ended July 1, 2018, while average term loan borrowing levels decreased by approximately $1.42 million.

Income Taxes

For the three month period ended June 30, 2019, we reported pre-tax income of $837,495. For the fiscal year ending September 29, 2019, we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 27.0%. Based on the year-to-date mix of federal and state income, we recorded an income tax provision of $218,800 for the three month period ended June 30, 2019.

Net Income and Income Per Share

During the three month period ended June 30, 2019, we reported net income of $618,695 or $0.01 per basic share and per fully diluted share, compared to net income of $629,599 or $0.01 per basic share and per fully diluted share, for the three month period ended July 1, 2018, resulting in a decrease of $10,904.

	For the three months ended
	June 30, 2019	July 1, 2018
Net income	$618,695	$629,599
Tornado damage and expenses, net	70,944	-
Tax impact - tornado damage and expenses	(14,900)	-
Adjusted net income	$674,739	$629,599

As shown in the table above, our net income for the three month period ended June 30, 2019 was unfavorably impacted by tornado damage asset write-offs and cleanup and repair expenses at our Missouri Park. Excluding the after-tax effect of these tornado damages and cleanup expenses, our adjusted net income for the three month period ended June 30, 2019 would have been $674,739, resulting in a year-over-year improvement of $45,140 compared to the three month period ended July 1, 2018. Our higher adjusted net income during the three month period ended June 30, 2019 is attributable to a $82,948 increase in operating income for our Georgia Park, a $33,686 decrease in interest expense and a $905 increase in other income (expense), net, partially offset by a $4,051 decrease in the adjusted operating income for our Missouri Park, a $50,471 increase in Corporate expenses, and a $17,877 increase in our adjusted income tax provision.

Results of Operations For the Nine Month Period Ended June 30, 2019 as Compared to Nine Month Period Ended

July 1, 2018

The following table shows our consolidated and segment operating results for the nine month periods ended June 30, 2019 and July 1, 2018:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Total net sales	$3,614,584	$3,463,315	$542,598	$520,098	$4,157,182	$3,983,413
Segment income (loss) from operations	1,784,071	1,542,027	(377,141)	(208,160)	1,406,930	1,333,867
Segment operating margin %	49.4%	44.5%	-69.5%	-40.0%	33.8%	33.5%

Corporate expenses					(580,154)	(466,068)
Other income (expense), net					21,361	13,792
Write-off of loan fees - prepayment					-	(12,495)
Interest expense					(57,632)	(152,013)
Income before income taxes					$790,505	$717,083

Total Net Sales

Our total net sales for the nine month period ended June 30, 2019 increased by $173,769, to $4,157,182 versus the nine month period ended July 1, 2018. Our Parks’ combined attendance based net sales increased by $192,599 or 4.9%, while animal sales decreased by $18,830.

Our Georgia Park’s attendance based net sales increased by $164,784 or 4.8%, to $3,578,741, while animal sales decreased by $13,515, to $35,843. Our Missouri Park’s attendance based net sales increased by $27,815 or 5.6%, to $525,916, while animal sales decreased by $5,315, to $16,682.

For the nine month period ended June 30, 2019, attendance at our Georgia Park and Missouri Park increased by 4.1% and 5.6%, respectively.

Segment Operating Margin

Our consolidated segment operating margin increased by $73,063, resulting in segment income from operations of $1,406,930 for the nine month period ended June 30, 2019 compared to $1,333,867 for the nine month period ended July 1, 2018. Our Georgia Park’s segment operating income was $1,784,071, resulting in an increase of $242,044, principally as a result of higher attendance based net sales and lower net operating expenses, partially offset by lower animal sales and higher depreciation expense. Our Missouri Park generated a segment operating loss of $377,141, an increase of $168,981, primarily as a result of tornado damage asset write-offs and cleanup and repair expenses, higher cost of sales, higher net operating expenses and higher depreciation expense, partially offset by higher attendance based net sales.

Corporate Expenses and Other

Corporate spending increased by $114,086 to $580,154 during the nine month period ended June 30, 2019, primarily due to higher legal fees and higher compensation expense.

Other Income (Expense), Net

Other income (expense), net for the nine month period ended June 30, 2019 increased by $7,569, to $21,361, primarily as a result of higher interest income.

Interest Expense

Interest expense for the nine month period ended June 30, 2019 was $57,632, a decrease of $94,381 compared with the nine month period ended July 1, 2018, as a result of our 2018 Refinancing which lowered our term loan borrowing level and our term loan interest rate. Our effective term loan interest rate was 5.00% for the nine month period ended June 30, 2019, compared to approximately 6.53% for the nine month period ended July 1, 2018, while average term loan borrowing levels decreased by approximately $1.49 million.

Income Taxes

For the nine month period ended June 30, 2019, we reported pre-tax income of $790,505. For the fiscal year ending September 29, 2019, we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 27.0%. Based on the year-to-date mix of federal and state income, we recorded an income tax expense provision of $221,500 for the nine month period ended June 30, 2019.

For additional information, see “NOTE 7. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Income and Income Per Share

During the nine month period ended June 30, 2019, we reported net income of $569,005 or $0.01 per basic share and per fully diluted share, compared to net income of $460,062 or $0.01 per basic share and per fully diluted share, for the nine month period ended July 1, 2018, resulting in an increase of $108,943.

	For the nine months ended
	June 30, 2019	July 1, 2018
Net income	$569,005	$460,062
Tornado damage and expenses, net	70,944	-
Tax impact - tornado damage and expenses	(14,900)	-
Write-off of loan fees - prepayment	-	12,495
Tax impact - write-off of loan fees-prepayment	-	(3,650)
Deferred tax adjustments	-	66,855
Adjusted net income	$625,049	$535,762

As shown in the table above, our net income for the nine month period ended June 30, 2019 was unfavorably impacted by tornado damage asset write-offs and cleanup and repair expenses at our Missouri Park, while our net income for the nine month period ended July 1, 2018, included the write-off of deferred loan fees associated with partial prepayment against our then outstanding term loan, as well as deferred tax adjustments. Excluding the after-tax effect of these items, our adjusted net income for the nine month periods ended June 30, 2019 and July 1, 2018 would have been $625,049 and $535,762, respectively, resulting in a year-over-year increase of $89,287. Our higher adjusted net income during the nine month period ended June 30, 2019 is attributable to a $242,044 increase in operating income for our Georgia Park, a $94,381 decrease in interest expense and a $7,569 increase in other income (expense), net, partially offset by a $114,086 increase in Corporate expenses, a $98,037 increase in the adjusted operating loss for our Missouri Park, and a $42,584 increase in our adjusted income tax provision.

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

Our working capital was $2.96 million as of June 30, 2019, compared to $2.54 million as of September 30, 2018. This increase in working capital primarily reflects net cash provided by operating activities during the nine month period ended June 30, 2019, partially offset by capital investment spending as well as scheduled payments on our term debt.

Total loan debt, including current maturities, as of June 30, 2019 was $1.41 million compared to $1.55 million as of September 30, 2018. The decrease in total loan debt was a result of scheduled payments against our term loan during the nine months ended June 30, 2019. There were no borrowings on our Synovus Bank (“Synovus”) LOC as of June 30, 2019 and September 30, 2018, respectively.

As of June 30, 2019, we had equity of $8.40 million and total loan debt of $1.41 million, resulting in a debt to equity ratio of 0.17 to 1.0 compared to 0.20 to 1.0 as of September 30, 2018.

Operating Activities

Net cash provided by operating activities was $1,148,148 for the nine month period ended June 30, 2019, compared to $920,778 for the nine month period ended July 1, 2018, resulting in an increase of $227,370, primarily as a result of a higher net income and lower net working capital uses, partially offset by lower non-cash expenses.

Investing Activities

During the nine month period ended June 30, 2019, we invested $432,501 related to capital improvements at our Parks, compared to $549,203 for the nine month period ended July 1, 2018, resulting in a decrease of $116,702, primarily as a result of two baby giraffes acquired during the nine month period ended July 1, 2018.

Financing Activities

Net cash used in financing activities was $147,030 for the nine month period ended June 30, 2019, compared to $391,591 for the nine month period ended July 1, 2018. During the nine month period ended July 1, 2018, we made a $300,000 partial prepayment against our then outstanding term loan, with the remainder of the financing activities during both periods reflecting scheduled payments against our respective term loans.

Subsequent Events

By letter dated July 22, 2019, we received a books and records demand from a shareholder. The letter demands inspection of certain books and records of the Company as part of a purported investigation of the Board's selection of the Company's auditor and the auditor's procedures in support of one of its audit opinions (the actual audit opinion is not identified in the shareholder letter). We have responded in writing to this demand.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

By letter dated July 22, 2019, the Company received a books and records demand from a shareholder. The letter demands inspection of certain books and records of the Company as part of a purported investigation of the Board's selection of the Company's auditor and the auditor's procedures in support of one of its audit opinions (the actual audit opinion is not identified in the shareholder letter). The Company has responded in writing to this demand.

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

PARKS! AMERICA, INC.

August 6, 2019	By: /s/ Dale Van Voorhis Dale Van Voorhis Chief Executive Officer (Principal Executive Officer)