Form 10-K
period 2019-09-29
PARKS AMERICA, INC
filed 2019-12-12
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes [   ] No [X]

The aggregate market value of the issued and outstanding stock held by non-affiliates of the registrant of the Company's common stock as of March 31, 2019 (the last day of the most recently completed second quarter), was approximately $4,150,000. For purposes of the above statement only, all directors, executive officers and 10% stockholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of December 5, 2019, the issuer had 74,821,537 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2019

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

Our Parks are open year round but experience increased seasonal attendance, typically beginning in the latter half of March through early September. On a combined basis, net sales for the third and fourth quarter of our last two fiscal years represented approximately 67% to 68% of annual net sales.

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

Wild Animal Safari, Inc. – Our Georgia Park

On June 13, 2005, Wild Animal – Georgia acquired our Georgia Park in Pine Mountain, Georgia. Our Georgia Park is situated within a 200-acre portion of a 500-acre plot, which is owned by Wild Animal – Georgia, located approximately 75 miles southwest of Atlanta. Our Georgia Park includes a drive-through animal viewing area that opened in 1991. It is home to over 500 animals, birds and reptiles, comprised of over 65 species. The majority of the animals roam wild in a natural habitat. Visitors are able to observe, photograph and feed the animals along the more than three miles of paved roads that run throughout the drive-through section of our Georgia Park’s natural habitat area. Some animals are contained in special fenced-in areas within the natural habitat, drive-through section of our Georgia Park and others are located in a more traditional zoo-like atmosphere. Also within our Georgia Park is our reptile house, located next to our petting zoo, featuring reptiles from several continents.

In addition to the animal environments, our Georgia Park contains a gift shop, a restaurant and ice cream parlor, an arcade, and a picnic area. We sell food and beverages in our restaurant, and gift items from the gift shop, including shirts and hats, specialty items, educational books and toys about animals of the world and other toys.

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

A majority of Wild Animal – Georgia’s animals are born in our Georgia Park and the animals we acquire are generally purchased domestically. We rarely import animals. Auctions and sales of animals across the United States occur often and we may acquire animals in these auctions if we see an opportunity to enhance our Parks. As a result of natural breeding, the animal population in our Georgia Park has grown in recent years. From time to time, we sell surplus animals born in the Park, and these proceeds are recorded as revenue. The Company had no accounts receivable from animal sales as of September 29, 2019 and September 30, 2018, respectively.

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

Wild Animal, Inc. – Our Missouri Park

Wild Animal – Missouri purchased our Missouri Park as of March 5, 2008. Our Missouri Park is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and approximately 45 miles north of Branson. Our Missouri Park is a drive-through wild animal park with five-mile course permitting access to approximately 400 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout the natural habitat. Visitors are able to observe, photograph and feed the animals along the paved roads that run throughout the drive-through section of our Missouri Park’s natural habitat area. Some animals are contained in special fenced-in areas within the natural habitat, drive-through section of our Missouri Park and other animals are located in a more traditional zoo-like atmosphere. In addition, our Missouri Park offers a gift shop, a food and beverage area, an indoor group dining and activity room, and a petting zoo. During our 2013 fiscal year, we opened a reptile house within the more traditional zoo-like area of our Missouri Park, featuring reptiles from several continents. During our 2015 fiscal year, we completed the installation of five amusement park “kiddie” rides at our Missouri Park. During our 2018 fiscal year, we made a significant investment in acquiring a baby female giraffe for our Missouri Park.

Employees

Our Georgia Park has approximately 17 full-time employees. During our Georgia Park’s prime attendance season, which typically begins in the latter half of March and extends through early September, we generally engage up to 22 additional seasonal employees. Our Missouri Park has approximately eight full-time employees and has engaged up to 10 additional seasonal employees during the peak season. We also engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good. Parks! America has three officers who oversee the strategy of the Company, the operations of our Parks, as well as the overall financial activities, controls and reporting for the Company and each individual Park.

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

None

ITEM 2. PROPERTIES

The Company owns and operates the following wild animal theme parks:

Wild Animal Safari, Inc. – Our Georgia Park

Wild Animal - Georgia owns and operates our Georgia Park in Pine Mountain, Georgia. Our Georgia Park is situated within a 200-acre portion of a 500-acre plot (also owned by Wild Animal – Georgia), located approximately 75 miles southwest of Atlanta. Our Georgia Park includes a drive-through animal viewing area that opened in 1991. It is home to over 500 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout a natural habitat. Visitors are able to observe, photograph and feed the animals along the more than three miles of paved roads that run throughout the drive-through section of our Georgia Park’s natural habitat area. Some animals are contained in special fenced-in areas within the natural habitat, drive-through section of our Georgia Park and others are located in a more traditional zoo-like atmosphere. Also within our Georgia Park is our reptile house, which is located next to our petting zoo and features reptiles from several continents.

In addition to the animal environments, our Georgia Park contains a gift shop, a restaurant and ice cream parlor, an arcade, a picnic and group recreation area, lakes and a pavilion.

Wild Animal, Inc. – Our Missouri Park

Wild Animal – Missouri owns and operates our Missouri Park in Strafford, Missouri. Our Missouri Park is situated on 255 acres of land located 12 miles east of Springfield and approximately 45 miles north of Branson. Our Missouri Park is a drive-through wild animal park with a five-mile course permitting access to approximately 400 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout the natural habitat. Visitors are able to observe, photograph and feed the animals along the paved roads that run throughout the drive-through section of our Missouri Park’s natural habitat area. Some animals are contained in special fenced-in areas within the natural habitat, drive-through section of our Missouri Park and other animals are located in a more traditional zoo-like atmosphere. In addition, our Missouri Park offers a gift shop, a food and beverage area, an indoor group dining and activity room, and a petting zoo. During the 2013 fiscal year we opened a reptile house within the more traditional zoo-like area of our Missouri Park, featuring reptiles from several continents.

ITEM 3. LEGAL PROCEEDINGS

On August 14, 2019, Marlton Wayne LP (“Marlton”) filed a Complaint in the Eighth Judicial District Court, Clark County, Nevada (case no. A-19-800214-8), seeking ten categories of documents from us. This Complaint followed a letter from Marlton sent us on July 22, 2019, demanding an inspection of certain books and records of the Company. We are currently defending against the action filed in the Eighth Judicial District Court, but in accordance with the Court’s order we have provided certain documents to Marlton. Discovery in this Complaint is ongoing.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTCPink under the symbol "PRKA". The table below sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on the OTCPink. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits. As of September 29, 2019, there were 74,821,537 shares outstanding held by approximately 3,200 stockholders of record. The number of stockholders of record does not reflect shares held beneficially or those shares held in "street" name.

		High	Low
2019	First Quarter	$0.160	$0.140
	Second Quarter	$0.185	$0.150
	Third Quarter	$0.178	$0.133
	Fourth Quarter	$0.193	$0.140

2018	First Quarter	$0.248	$0.210
	Second Quarter	$0.270	$0.190
	Third Quarter	$0.228	$0.141
	Fourth Quarter	$0.165	$0.134

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our consolidated financial statements for the year ended September 29, 2019 provided in this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

Our Parks are open year round but experience increased seasonal attendance, typically beginning in the latter half of March through early September. On a combined basis, net sales for the third and fourth quarter of our last two fiscal years represented approximately 67% to 68% of annual net sales.

The table below outlines our annual net sales, adjusted income before income taxes, and net cash provided by operating activities for the last five fiscal years. During the past five fiscal years, our Georgia Park in particular has benefitted from several positive factors including strong and stable management, the addition of online ticket sales in June 2015, growth and positive economic conditions in the greater Atlanta area, as well as positive guest perceptions of this Park.

	Fiscal Year
	2019	2018	2017	2016	2015
Total net sales	$6,184,254	$6,046,758	$6,238,264	$5,026,435	$4,379,156
% change	2.3%	-3.1%	24.1%	14.8%	9.2%

Adjusted income before income taxes (*)	1,575,882	1,553,124	1,955,954	1,278,921	675,099
% change	1.5%	-20.6%	52.9%	89.4%	118.1%
% of total net sales	25.5%	25.7%	31.4%	25.4%	15.4%

Net cash provided by operating activities	1,858,158	1,767,243	1,827,187	1,463,333	1,051,181
% change	5.1%	-3.3%	24.9%	39.2%	57.5%
% of total net sales	30.0%	29.2%	29.3%	29.1%	24.0%

* - Excludes $80,444 of tornado damage asset write-offs and costs in 2019, $130,532 of deferred financing costs write-offs in 2018, a $80,000 settlement gain in 2017, and judgment award charges of $68,088 in 2016.

We are committed to leveraging the strong operating model we have established at our Georgia Park, with a focus on increasing attendance, as well as increasing the average revenue generated per guest visit via concession and gift shop revenues.

One of our highest priorities continues to be the improvement of the operating performance and profit at our Missouri Park. Since we acquired our Missouri Park in March 2008, we have worked to upgrade the Park’s physical facilities, upgrade and expand its animal population and dramatically improve its concessions. During our 2018 fiscal year, we made a significant investment in acquiring a baby female giraffe for our Missouri Park. We will continue to focus our efforts to promote our Missouri Park and make additional improvements as our capital budget allows. We expect that over the course of several years these efforts will ultimately yield favorable results.

On July 11, 2018, we completed a refinancing transaction (the “2018 Refinancing”), which included a term loan in the original principal amount of $1.60 million (the “2018 Term Loan”). The 2018 Term Loan bears interest at a rate of 5.0% per annum and is payable in monthly payments of approximately $22,672, based on a seven year amortization period. Our improved financial position allowed us to lower our term loan interest rate by 200 basis points to 5.0% per annum. We used the proceeds of the 2018 Term Loan and available cash of approximately $1.25 million to retire the then outstanding principal balance of our 2013 Refinancing Loan. See “NOTE 3. LONG TERM DEBT” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

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

Consolidated and Segment Results of Operations For the Year Ended September 29, 2019 as Compared to the Year Ended September 30, 2018

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

The following table shows our consolidated and segment operating results for the years ended September 29, 2019 and September 30, 2018:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Total net sales	$5,228,291	$5,123,550	$955,963	$923,208	$6,184,254	$6,046,758
Segment income (loss) from operations	2,686,369	2,442,849	(295,634)	(144,358)	2,390,735	2,298,491
Segment operating margin %	51.4%	47.7%	-30.9%	-15.6%	38.7%	38.0%

Corporate expenses					(846,398)	(587,743)
Other income (expense), net					27,104	20,204
Write-off of loan fees - prepayment					-	(130,532)
Interest expense					(76,003)	(177,828)
Income before income taxes					$1,495,438	$1,422,592

Total Net Sales

The Company’s total net sales for the year ended September 29, 2019 increased by $137,496, or 2.3%, to $6.18 million versus the year ended September 30, 2018. Our Parks’ combined attendance based net sales increased by $181,143 or 3.1%, while animal sales decreased by $43,647.

Our Georgia Park’s total net sales increased by $104,741 or 2.0%. Our Georgia Park’s attendance based net sales increased by $140,097 or 2.8% and animal sales decreased by $35,356. Our Missouri Park’s net sales increased by $32,755 or 3.5%. Our Missouri Park’s attendance based net sales increased by $41,046 or 4.6% and animal sales decreased by $8,291.

For the year ended September 29, 2019, attendance at our Georgia Park and our Missouri Park increased by 1.8% and 3.6%, respectively.

Segment Operating Margin

Our consolidated segment operating margin increased by $92,244, resulting in segment income from operations of $2.39 million for the year ended September 29, 2019 compared to segment income from operations of $2.30 million for the year ended September 30, 2018. Our Georgia Park’s segment income was $2.69 million, an increase of $243,520, principally as a result of higher attendance based net sales, lower cost of sales, and lower insurance and compensation costs, partially offset by lower animal sales and higher depreciation expense. Our Missouri Park generated an operating loss of $295,634, an increase of $151,276, primarily as a result of tornado damage asset write-offs and repair expenses, higher cost of sales, and higher compensation expense, partially offset by higher attendance based net sales and lower advertising expense.

Corporate Expenses

Corporate spending totaled $846,398 during the year ended September 29, 2019, an increase of $258,655, primarily due to higher legal and related fees, and higher compensation expense.

Other Income (Expense), Net

Other income (expense), net, was $27,104 for the year ended September 29, 2019, an increase by $6,900, primarily as a result of higher interest income.

Write-off of loan fees – prepayment

During the year ended September 30, 2018, we wrote-off a total of $130,532 of deferred loan fees resulting from prepayment related to our 2013 Refinancing Loan.

Interest Expense

Interest expense, including the scheduled amortization of loan fees, was $76,003 for the year ended September 29, 2019, a decrease of $101,825, as a result of our 2018 Refinancing, which lowered our term loan borrowing level as well as the associated interest rate. Our effective term loan interest rate was 5.00% for the year ended September 29, 2019, compared to approximately 6.20% for the year ended September 30, 2018, while average term loan borrowing levels decreased by approximately $1.19 million during our 2019 fiscal year as compared to the prior fiscal year.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into federal law, which includes significant changes to the U.S. corporate federal tax code. Among other changes, the Tax Act lowered the U.S. statutory corporate federal income tax rate from 35.0% to 21.0% effective January 1, 2018. As our 2018 fiscal year end fell on September 30, the U.S. statutory federal income tax rate for our 2018 fiscal year was a blended rate of 24.5%, with the statutory rate of 21.0% applicable for our fiscal years beginning with 2019. Based on current statutory tax rates, beginning in our 2019 fiscal year, we expect a blended federal and state income tax rate in the range of 26.0% to 27.0%

For the year ended September 29, 2019, we generated income before income taxes of $1.50 million and recorded a tax provision of $398,900, for an effective tax rate of approximately 26.7%. For the year ended September 30, 2018, we generated income before income taxes of $1.42 million and recorded a tax provision of $411,400, for an effective tax rate of approximately 28.9%.

Our 2018 fiscal year income tax provision includes the utilization of approximately $93,500 of deferred tax assets, comprising the remaining balance of our Federal income tax net operating loss carry-forwards. We also recognized approximately $48,000 of credits associated with Federal alternative minimum taxes paid in previous years. In addition, during our 2018 fiscal year, we recognized a one-time net deferred tax charge of $66,855, of which $36,595 was associated with the revaluation of our net deferred tax liability at the 2018 fiscal year blended tax rate. The remaining net deferred tax charge of $30,260 was associated with a reassessment of our remaining cumulative Federal net operating loss carry-forward. As of September 30, 2018, we fully utilized our cumulative Federal net operating loss carry-forwards.

For additional information, see “NOTE 7. INCOME TAXES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on this matter.

Net Income and Income Per Share

Our net income for the year ended September 29, 2019 was $1.10 million or $0.01 per basic share and per fully diluted share, an increase of $85,346 as compared with a net income of $1.01 million or $0.01 per basic share and per fully diluted share, for the year ended September 30, 2018.

	For the year ended
	September 29, 2019	September 30, 2018
Net income	$1,096,538	$1,011,192
Tornado damage and expenses, net	80,444	-
Tax impact - tornado damage and expenses	(16,890)	-
Write-off of loan fees - prepayment	-	130,532
Tax impact - write-off of loan fees-prepayment	-	(37,893)
Adjusted net income	$1,160,092	$1,103,831

As shown in the table above, several significant one-time items impacted our year-over-year net income comparison. Our 2019 fiscal year included $80,444 of asset write-offs and clean up expenses associated with tornado related damages at our Missouri Park that occurred on May 21, 2019. Our 2018 fiscal year included $130,532 for the write-off of deferred loan fees associated with term loan prepayments. Excluding the after-tax effect of these items, our 2019 and 2018 fiscal year adjusted net income would have been $1.16 million and $1.10 million, respectively, resulting in an increase in adjusted net income of $56,261. The primary drivers for this improvement are a $243,520 increase in segment income for our Georgia Park, a 101,825 reduction in interest expense, a $6,900 increase in other income (expense) and a $33,503 decrease in our adjusted income tax provision, partially offset by a $258,655 increase in Corporate spending and a $70,832 increase in the adjusted segment loss for our Missouri Park.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Our slow season starts after Labor Day in September and runs until Spring Break, which typically begins during the latter half of March. The first and second quarters of our fiscal year have historically generated negative cash flow, requiring us to borrow on a seasonal basis to fund operations and prepare our Parks for the busy season during the third and fourth quarters of our fiscal year. However, as a result of our improved cash position, during our 2019 and 2018 fiscal years we did not utilize any seasonal borrowing.

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

Our working capital was $3.45 million as of September 29, 2019, compared to $2.54 million as of September 30, 2018. This increase in working capital primarily reflects cash flow provided by operating activities partially offset by a capital investment spending and scheduled term loan payments during our 2019 fiscal year.

Total loan debt, including current maturities, as of September 29, 2019 was $1.36 million compared to $1.55 million as of September 30, 2018. The decrease in total loan debt is a result of scheduled payments against our 2018 Term Loan during the year ended September 29, 2019. There were no borrowings on our bank LOCs as of September 29, 2019 and September 30, 2018, respectively.

As of September 29, 2019, we had equity of $8.92 million and total loan debt of $1.36 million, resulting in a debt to equity ratio of 0.15 to 1.0, compared to 0.20 to 1.0 as of September 30, 2018.

Operating Activities

Net cash provided by operating activities was $1.86 million and $1.77 million, for our 2019 and 2018 fiscal years, respectively, resulting in an increase of $90,915, primarily as a result of an increase in our net income and lower net working capital uses, partially offset by lower aggregate non-cash expenses.

Investing Activities

During our 2019 fiscal year, we spent $554,039 on capital improvements at our Parks, compared to $612,273 spent on capital improvements during our 2018 fiscal year.

For our Georgia Park, 2019 fiscal year spending on property and equipment included improvements to our drive-through roads, new roofs for our ticket/concession and gift shop buildings, improvements and additions to animal shelters and exhibits, spending on annual requirements for our rental vehicle fleet, additions to our park maintenance equipment, and various animal acquisitions. For our Missouri Park, 2019 fiscal year spending on property and equipment included new guest restrooms, various animal acquisitions, and improvements to several animal shelters and exhibits.

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

Financing Activities

During our 2019 fiscal year, we used of $197,097 of cash in financing activities, compared to $1.69 million of cash used in financing activities during our 2018 fiscal year. On July 11, 2018 we paid down the balance of our 2013 Refinancing Loan, utilizing $1.25 million of cash on-hand, along with $1.6 million in proceeds from the 2018 Term Loan. In addition, on December 13, 2017, we made a $300,000 prepayment against out 2013 Refinancing Loan. The remaining $123,246 in loan payments during our 2018 fiscal year as well as the $197,097 in loan payments made during our 2019 fiscal year, were based on applicable term loan payment schedules. We did not utilize seasonal borrowings during our 2019 or 2018 fiscal years.

Borrowing Agreements

On July 11, 2018, we, through our wholly owned subsidiary Wild Animal – Georgia, completed the 2018 Refinancing with Synovus. The 2018 Refinancing included the 2018 Term Loan in the original principal amount of $1.6 million and a line of credit of up to $350,000 (the “2018 LOC”). The 2018 Term Loan bears interest at a rate of 5.0% per annum and is payable in monthly payments of approximately $22,672, based on a seven year amortization period. The 2018 Term Loan has a maturity date of June 11, 2021, with an option to renew at 5.0% per annum for an additional 49 month term. The 2018 LOC bears interest at a rate of 4.75% and interest only payments are due monthly. The 2018 LOC matures on July 11, 2021, with an option to renew for an additional three-year term. The 2018 Term Loan and the 2018 LOC are secured by a security deed on the assets of Wild Animal – Georgia. We used the proceeds of the 2018 Term Loan, along with available cash of $1.25 million to refinance the then outstanding balance of the 2013 Refinancing Loan. We paid a total of approximately $15,680 in fees and expenses in connection with the 2018 Refinancing. As a result of the 2018 Refinancing and $300,000 prepayment made earlier in fiscal 2018, we wrote-off $130,532 of 2013 Refinancing Loan deferred fees during the year ended September 30, 2018.

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

Accounting for Income Taxes

We account for income taxes under the asset and liability method, under which deferred tax assets and liabilities are recognized for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. We review our deferred tax assets to determine whether their value can be realized based upon available evidence. A valuation allowance is established when we believe that it is more likely than not that some portion of our deferred tax assets will not be realized.

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

Contingencies

We have various contingencies, as described in “NOTE 8. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. We are not aware of any other legal matters involving the Company, however, there can be no assurance that all proceedings that may currently be brought against us are known by us at this time.

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

Management based its assessment of the Company’s internal control over financial reporting on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting are effective as of September 29, 2019.

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as of September 29, 2019.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Title
Dale Van Voorhis	78	Chief Executive Office and Director
Todd R. White	57	Chief Financial Officer and Director
Michael D. Newman	51	Vice President of Safari Operations
Jeffery Lococo	62	Secretary and Director
Charles Kohnen	52	Director

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

Michael D. Newman

Michael D. Newman was appointed Vice President of Safari Operations of Parks! America on May 1, 2018. Mr. Newman joined the Company in April 2010, and was the General Manager of Wild Animal – Georgia from February 2011 through April 2018. Prior to joining the Company, Mr. Newman, founded and managed Castle Appraisal Service, a residential and commercial real estate appraisal company. Mr. Newman has held in various management roles with retail and banking companies. Mr. Newman also has a background in Biology and Animal Husbandry. He is a member of the Exotic Wildlife Association and the First Baptist Church in LaGrange, Georgia. Mr. Newman received a Bachelor degree in business management from The University of Georgia.

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

Charles Kohnen

Charles Kohnen has been a director of the Company since October 19, 2010. Mr. Kohnen has a diverse business background including experience with planning and executing management strategies for turnaround companies. From 1998 to 2006 he was Managing Partner of Kohnen Realty Co., a real estate and stock investment company that he co-founded, where he was responsible for all aspects of the business including the coordination of all legal, accounting and buyout matters. Mr. Kohnen has also served as Chairman of a privately held restaurant located in Cincinnati, Ohio. Mr. Kohnen also serves on the Board of one non-profit organization and earned a Bachelor of Science degree in General Business from Miami University in Oxford, Ohio.

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

Our Audit Committee met one time in the twelve-month period ended September 29, 2019.

Compensation Committee

Our Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. The Compensation Committee is composed of two Directors, Charles Kohnen and Jeffery Lococo.

Our Compensation Committee met one time during the twelve-month period ended September 29, 2019.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our other executive officers, for the years ended September 29, 2019, September 30, 2018 and October 1, 2017.

Name & Principal		Salary	Bonus	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value And Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Dale Van Voorhis	2019	90,000	18,000	4,625	-	-	-	-	112,625
Chief Executive Officer and Director – Parks! America	2018	90,000	20,000	-	-	-	-	5,750	115,750
	2017	90,000	15,000	2,700	-	-	-	-	107,700

Michael D. Newman	2019	96,250	15,000	-	-	-	-	-	111,250
Vice President of Safari	2018	92,656	20,000	-	-	-	-	-	112,656
Operations - Parks! America	2017	73,712	11,000	-	-	-	-	-	84,712

Todd R. White	2019	67,500	18,000	4,625	-	-	-	-	90,125
Chief Financial Officer and	2018	60,000	20,000	5,750	-	-	-	-	85,750
Director - Parks! America	2017	60,000	15,000	2,700	-	-	-	-	77,700

James Meikle (1)	2019	-	-	-	-	-	-	88,167	88,167
President - Wild Animal Safari, Inc. and Wild Animal, Inc., Director and	2018	78,750	30,000	-	-	-	-	5,750	114,500
	2017	135,000	25,000	2,700	-	-	-	-	162,700
Chief Operating Officer - Parks! America

(1)On November 28, 2018, Mr. Meikle passed away.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended September 29, 2019.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	Shares/($)	($)	($)	($)	($)	($)
Dale Van Voorhis	-	25,000	-	-	-	-	$4,625
		($4,625)

Jeffery Lococo	-	25,000	-	-	-	-	$4,625
		($4,625)

Charles Kohnen	-	25,000	-	-	-	-	$4,625
		($4,625)

Todd R. White	-	25,000	-	-	-	-	$4,625
		($4,625)

James Meikle (1)	$4,625	-	-	-	-	-	$4,625

(1) On November 28, 2018, Mr. Meikle passed away.

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

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by us without cause ($280,000 in aggregate) or (ii) in the event of a change in control of the Company ($365,000 in aggregate).

On April 1, 2008, we entered into an employment agreement with James Meikle (the “2008 Meikle Employment Agreement”) pursuant to which Mr. Meikle was hired to serve as the President and Chief Executive Officer of each of our wholly owned subsidiaries. Effective January 27, 2011, Mr. Meikle was appointed as our Chief Operating Officer. Effective July 1, 2017, the Company and Mr. Meikle entered into the “2017 Meikle Employment Agreement”. The 2017 Meikle Employment Agreement had a term of two years, with an initial base annual compensation in the amount of $135,000 per year. On November 28, 2018, Mr. Meikle passed away. Pursuant to the death benefit terms of the 2017 Meikle Employment Agreement, during the three month period ended December 30, 2018, the Company recorded a provision of approximately $88,000.

Stock Option and Award Plan

A Stock Option and Award Plan (the “Plan”) providing for incentive stock options and performance bonus awards for executives, employees, and directors was approved by our Board of Directors on February 1, 2005, however, the Plan has not been submitted to the stockholders for approval. The Plan sets aside five million (5,000,000) shares for award of stock options, including qualified incentive stock options and performance stock bonuses. To date, no grants or awards have been made pursuant to the Plan and we did not submit the Plan for consideration to the Company’s stockholders at the last meeting of stockholders.

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of December 5, 2019. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. The address of each beneficial owner is care of Parks! America, Inc., 1300 Oak Grove Road, Pine Mountain, GA 31822, unless otherwise set forth below that person's name.

Name	Number of Shares Owned	Percent (1)	Title
Dale Van Voorhis	15,675,000	20.9%	Chief Executive Officer and Director

Todd R. White (2)	1,060,350	1.4%	Chief Financial Officer and Director

Charles Kohnen (3)	20,955,000	28.0%	Director

Jeffery Lococo	350,000	0.5%	Secretary and Director

The Estate of James Meikle	791,821	1.1%

Nicholas J. Singer	5,547,466	7.4%
1395 Brickell Ave.
Suite 800
Miami, FL 33131

Nicholas Parks	4,700,000	6.3%
6000 S. Sinclair Road
Columbia, MO 65203

Marlton Wayne, LP	3,768,179	5.0%
222 W. Merchandise Mart Plaza
Suite 1212
Chicago, IL 60554

(1)Based upon shares of common stock issued and outstanding as of December 5, 2019, except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding.

(2)410,350 of the Company’s shares owned by Mr. White are held jointly with his spouse.

(3)14,705,000 of the Company’s shares owned by Mr. Kohnen are held jointly with his spouse.

Officers, directors and their controlled entities, as a group, controlled approximately 50.8% of the outstanding common stock of the Company as of December 5, 2019.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Tama, Budaj & Raab, P.C. Certified Public Accountants (“TBR”), our independent registered public accounting firm, for the audit and quarterly reviews of our financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the years ended September 29, 2019 and September 30, 2018 were approximately $42,000 and $39,000, respectively.

Tax Fees

The aggregate fees billed by TBR, our independent registered public accounting firm, for professional services rendered for tax compliance, tax advice and tax planning for the years ended September 29, 2019 and September 30, 2018 were approximately $6,500 and $6,000, respectively.

All Other Fees

Our independent registered public accounting firm billed no other fees for the years ended September 29, 2019 and September 30, 2018.

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

21.1Subsidiaries of the Registrant.

23.1Consent of Tama, Budaj & Raab, P.C. Certified Public Accountants dated December 12, 2019.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of December 12, 2019 by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.
By:	/s/ Dale Van Voorhis
Dale Van Voorhis
Chief Executive Officer and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Dale Van Voorhis
Dale Van Voorhis	Chief Executive Officer and Director (Principal Executive Officer)	December 12, 2019

By: /s/ Charles Kohnen
Charles Kohnen	Director	December 12, 2019

By: /s/ Jeffery Lococo
Jeffery Lococo	Secretary and Director	December 12, 2019

By: /s/ Todd R. White
Todd R. White	Chief Financial Officer and Director (Principal Financial Officer)	December 12, 2019

ITEM 8

PARKS! AMERICA, INC. and SUBSIDIARIES

Tama, Budaj & Raab P.C. Certified Public Accountants
Phone (248) 626-3800
32783 Middlebelt Rd
Farmington Hills, MI 48334
www.tbrcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Parks! America, Inc.

Pine Mountain, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Parks! America, Inc. and Subsidiaries (“the Company”) as of September 29, 2019 and September 30, 2018, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2019 and September 30, 2018 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Tama, Budaj & Raab, P.C.

Tama, Budaj & Raab, P.C.

We have served as the Company’s auditors since 2015

Farmington Hills, Michigan

December 12, 2019

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 29, 2019 and September 30, 2018

	September 29, 2019	September 30, 2018
ASSETS
Cash	$3,787,815	$2,674,260
Inventory	195,201	240,004
Prepaid expenses	147,529	131,856
Total current assets	4,130,545	3,046,120

Property and equipment, net	6,620,405	6,614,835
Intangible assets, net	600	1,400
Other assets	11,786	12,050
Total assets	$10,763,336	$9,674,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$96,270	$92,237
Other current liabilities	384,160	219,443
Current portion of long-term debt, net	204,355	195,198
Total current liabilities	684,785	506,878

Long-term debt, net	1,154,013	1,358,027
Total liabilities	1,838,798	1,864,905

Stockholders’ equity
Common stock; 300,000,000 shares authorized,
at $.001 par value; 74,821,537 and 74,721,537
shares issued and outstanding, respectively	74,821	74,721
Capital in excess of par	4,855,516	4,837,116
Treasury stock	(3,250)	(3,250)
Retained earnings	3,997,451	2,900,913
Total stockholders’ equity	8,924,538	7,809,500
Total liabilities and stockholders’ equity	$10,763,336	$9,674,405

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 29, 2019 and September 30, 2018

	For the year ended
	September 29, 2019	September 30, 2018
Net sales	$6,104,275	$5,923,132
Sale of animals	79,979	123,626
Total net sales	6,184,254	6,046,758

Cost of sales	673,667	672,777
Selling, general and administrative	3,399,145	3,205,334
Depreciation and amortization	453,968	425,647
Tornado damage and expenses, net	80,444	-
(Gain) loss on disposal of operating assets, net	32,693	32,252
Income from operations	1,544,337	1,710,748

Other income (expense), net	27,104	20,204
Write-off of loan fees - prepayment	-	(130,532)
Interest expense	(76,003)	(177,828)
Income before income taxes	1,495,438	1,422,592

Income tax provision	398,900	411,400
Net income	$1,096,538	$1,011,192

Income per share - basic and diluted	$0.01	$0.01

Weighted average shares
outstanding (in 000's) - basic and diluted	74,791	74,703

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 29, 2019 and September 30, 2018

			Capital in
			Excess	Treasury	Retained
	Shares	Amount	of Par	Stock	Earnings	Total
Balance at October 1, 2017	74,671,537	$74,671	$4,825,666	$(3,250)	$1,889,721	$6,786,808
Issuance of common stock to Directors	50,000	50	11,450	-	-	11,500
Net income for the year
ended September 30, 2018	-	-	-	-	1,011,192	1,011,192
Balance at September 30, 2018	74,721,537	74,721	4,837,116	(3,250)	2,900,913	7,809,500
Issuance of common stock to Directors	100,000	100	18,400	-	-	18,500
Net income for the year
ended September 29, 2019	-	-	-	-	1,096,538	1,096,538
Balance at September 29, 2019	74,821,537	$74,821	$4,855,516	$(3,250)	$3,997,451	$8,924,538

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 29, 2019 and September 30, 2018

	For the year ended
	September 29, 2019	September 30, 2018
OPERATING ACTIVITIES:
Net income	$1,096,538	$1,011,192
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization expense	453,968	425,647
Interest expense - loan fee amortization	2,240	7,871
Write-off of loan fees - prepayment	-	130,532
Tornado damage asset write-offs	56,339	-
(Gain) loss on disposal of assets	32,693	32,252
Stock-based compensation	18,500	11,500
Deferred taxes	-	160,355
Changes in assets and liabilities
(Increase) decrease in inventory	44,803	(82,684)
(Increase) decrease in prepaid expenses	(15,673)	177,770
Increase (decrease) in accounts payable	4,033	(45,480)
Increase (decrease) in other current liabilities	164,717	(61,712)
Net cash provided by operating activities	1,858,158	1,767,243

INVESTING ACTIVITIES:
Acquisition of property and equipment	(554,039)	(612,273)
Proceeds from the disposition of property and equipment	6,533	2,338
Net cash used in investing activities	(547,506)	(609,935)

FINANCING ACTIVITIES:
Payments on notes payable	(197,097)	(423,246)
Pay-off of 2013 Refinancing Loan	-	(2,848,165)
Proceeds from 2018 Term Loan	-	1,600,000
Capitalization of 2018 Term Loan Fees	-	(15,680)
Net cash used in financing activities	(197,097)	(1,687,091)

Net increase (decrease) in cash	1,113,555	(529,783)
Cash at beginning of period	2,674,260	3,204,043
Cash at end of period	$3,787,815	$2,674,260

Supplemental Cash Flow Information:
Cash paid for interest	$74,518	$168,032
Cash paid for income taxes	$422,900	$336,743

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2019

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

The Parks are open year round but experience increased seasonal attendance, typically beginning in the latter half of March through early September. On a combined basis, net sales for the third and fourth quarter of the last two fiscal years represented approximately 67% to 68% of annual net sales.

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2019 fiscal year, September 29 was the closest Sunday, and for the 2018 fiscal year, September 30 was the closest Sunday. Both fiscal years were comprised of 52-weeks. This fiscal calendar aligns the Company’s fiscal periods more closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

Reclassifications: Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2019

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had no accounts receivable as of September 29, 2019 and September 30, 2018, respectively.

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

	September 29, 2019	September 30, 2018	Depreciable Lives
Land	$2,507,180	$2,507,180	Not applicable
Ground improvements	1,142,926	1,024,654	7-25 years
Buildings and structures	3,023,569	2,894,508	10-39 years
Animal shelters and habitats	1,412,802	1,415,894	10-39 years
Park animals	559,425	951,815	5-10 years
Equipment - concession and related	184,441	216,003	3-15 years
Equipment and vehicles - yard and field	451,459	602,724	3-15 years
Vehicles - buses and rental	219,910	230,647	3-5 years
Rides and entertainment	204,778	207,666	5-7 years
Furniture and fixtures	10,427	60,485	5-10 years
Projects in process	100,616	27,962
Property and equipment, cost	9,817,533	10,139,538
Less accumulated depreciation	(3,197,128)	(3,524,703)
Property and equipment, net	$6,620,405	$6,614,835

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

Other Current Liabilities: The following is a breakdown of other current liabilities:

	September 29, 2019	September 30, 2018
Accrued wages and payroll taxes	$111,150	$15,503
Deferred revenue	100,704	53,985
Accrued property taxes	59,723	38,039
Accrued sales taxes	31,674	35,277
Accrued income taxes	-	4,700
Other accrued liabilities	80,909	71,939
Other current liabilities	$384,160	$219,443

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2019

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

September 29, 2019

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

Interest expense of $76,003 and $177,828 for the year ended September 29, 2019 and September 30, 2018, respectively, includes $2,240 and $7,871, respectively, of amortization of debt closing costs in each period.

	As of
	September 29, 2019	September 30, 2018
Term Loan principal outstanding	$1,371,248	$1,568,345
Less: unamortized debt closing costs	(12,880)	(15,120)
Gross long-term debt	1,358,368	1,553,225
Less current portion of long-term debt,
net of unamortized debt closing costs	(204,355)	(195,198)
Long-term debt	$1,154,013	$1,358,027

As of September 29, 2019, the scheduled future principal maturities, by fiscal year, are as follows:

2020	$206,595
2021	217,436
2022	228,845
2023	240,853
2024	253,490
thereafter	224,029
Total	$1,371,248

NOTE 4. LINE OF CREDIT

On July 11, 2018, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed the 2018 Refinancing with Synovus. The 2018 Refinancing includes a line of credit of up to $350,000 (the “2018 LOC”). The 2018 LOC bears interest at a rate of 4.75% and interest only payments are due monthly. The 2018 LOC is secured by a security deed on the assets of Wild Animal – Georgia. The 2018 LOC matures on July 11, 2021, with an option to renew for an additional three-year term. If necessary, the Company intends to utilize the 2018 LOC to fund seasonal working capital needs.

Prior to July 11, 2018, the Company maintained a $350,000 line of credit loan (the “LOC”) from Synovus for working capital purposes. This LOC had an interest rate is tied to the prime rate and was 7.00% as of July 1, 2018, with a minimum rate of 5.25%.

As of September 29, 2019 and September 30, 2018, respectively, there was no outstanding balance against the Company’s LOC. When applicable, any advance on a Company LOC is recorded as a current liability.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2019

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

Officers, Directors and their controlled entities own approximately 50.8% of the outstanding common stock of the Company as of September 29, 2019.

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

On April 1, 2008, the Company entered into an employment agreement with James Meikle (the “2008 Meikle Employment Agreement”) pursuant to which Mr. Meikle was hired to serve as the President and Chief Executive Officer of each of the Company’s wholly owned subsidiaries. Effective January 27, 2011, Mr. Meikle was appointed as the Company’s Chief Operating Officer. Effective July 1, 2017, the Company and Mr. Meikle entered into the “2017 Meikle Employment Agreement”. The 2017 Meikle Employment Agreement had a term of two years, with an initial base annual compensation in the amount of $135,000 per year. On November 28, 2018, Mr. Meikle passed away. Pursuant to the death benefit terms of the 2017 Meikle Employment Agreement, during the three month period ended December 30, 2018, the Company recorded a provision of approximately $88,000.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2019

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

For the years ended September 29, 2019 and September 30, 2018, the Company reported a pre-tax profit of $1,495,438 and $1,422,592, respectively. The Company’s provision for income taxes consists of the following:

	For the year ended
	September 29, 2019	September 30, 2018
Federal	$291,500	$346,300
State	107,400	65,100
Total tax provision	$398,900	$411,400

The provision for Federal income taxes consisted of the following:

	For the year ended
Federal income tax attributable to:	September 29, 2019	September 30, 2018
Current operations	$314,042	$348,535
State tax benefit	(22,554)	(15,950)
Deferred tax adjustments	-	66,855
Alternative minimum tax credit	-	(48,000)
Other	12	(5,140)
Net provision for Federal income taxes	$291,500	$346,300

As of October 1, 2017, the Company had a net deferred tax asset of $160,355, primarily associated with its remaining cumulative federal net operating loss carry-forward. For the year ended September 30, 2018, the Company recognized a net deferred tax charge of $66,855, of which $36,595 was associated with the revaluation of its net deferred tax liability at its 2018 fiscal year blended federal income tax rate. The remaining net deferred tax charge of $30,260 was associated with a reassessment of the Company’s remaining cumulative federal net operating loss carry-forward. The Company’s remaining net deferred tax asset of $93,500 was utilized to offset a portion of the regular federal tax due for its 2018 fiscal year. As of September 30, 2018, the Company utilized all of its federal net tax operating loss carry-forwards.

For the fiscal years ended September 29, 2019 and September 30, 2018, the Company recorded a provision for State of Georgia income taxes of $107,400 and $65,100, respectively.

NOTE 8. COMMITMENTS AND CONTINGENCIES

On May 21, 2019, the Company’s Missouri Park was struck by a tornado and sustained property damage, primarily to the “walk about”, the more traditional zoo-like section of the park, as well as to several auxiliary buildings. The park was closed at the time of this event and no employees were injured. While a few animals sustained non-life threatening injuries, no animals were killed or escaped.

As a result of the tornado damage, through September 29, 2019, the Company has written-off $56,339 related to the net book value of property destroyed and damaged, and incurred $24,105 of cleanup and repair expenses. Through September 29, 2019, the Company has capitalized $66,376 of expenditures related to improvements associated with the tornado damage.

The Company has a pending property insurance claim which it believes will cover a portion of these costs and expenses. However, since a proposed settlement from its insurance carrier remains pending, the Company has not recorded any insurance proceeds to offset the costs and expenditures incurred through September 29, 2019.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2019

NOTE 8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On August 14, 2019, Marlton Wayne LP (“Marlton”) filed a Complaint in the Eighth Judicial District Court, Clark County, Nevada (case no. A-19-800214-8), seeking ten categories of documents from the Company. This Complaint followed a letter from Marlton sent on July 22, 2019, demanding an inspection of certain books and records of the Company. The Company is currently defending against the action filed in the Eighth Judicial District Court, but in accordance with the Court’s order has provided certain documents to Marlton. Discovery in this Complaint is ongoing.

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

The following tables present financial information regarding each of the Company’s reportable segments:

	For the year ended
	September 29, 2019	September 30, 2018
Total net sales:
Georgia	$5,228,291	$5,123,550
Missouri	955,963	923,208
Consolidated	$6,184,254	$6,046,758

Income (loss) before income taxes:
Georgia	$2,686,369	$2,442,849
Missouri	(295,634)	(144,358)
Segment total	2,390,735	2,298,491
Corporate	(846,398)	(587,743)
Other income (expense), net	27,104	20,204
Write-off of loan fees - prepayment	-	(130,532)
Interest expense	(76,003)	(177,828)
Consolidated	$1,495,438	$1,422,592

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2019

NOTE 9. BUSINESS SEGMENTS (CONTINUED)

	For the year ended
	September 29, 2019	September 30, 2018
Depreciation and amortization:
Georgia	$245,637	$223,729
Missouri	208,331	201,918
Corporate	2,240	7,871
Consolidated	$456,208	$433,518

Capital expenditures
Georgia	$295,498	$237,185
Missouri	258,541	375,088
Consolidated	$554,039	$612,273

	As of
	September 29, 2019	September 30, 2018
Total assets:
Georgia	$7,910,710	$6,770,655
Missouri	2,690,572	2,763,961
Corporate	162,054	139,789
Consolidated	$10,763,336	$9,674,405

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 29, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.