Form 10-Q
period 2019-12-29
PARKS AMERICA, INC
filed 2020-02-06
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2019

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of February 3, 2020, the issuer had 75,021,537 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of December 29, 2019 and September 29, 2019

	December 29, 2019	September 29, 2019
ASSETS
Cash	$3,547,549	$3,787,815
Inventory	223,201	195,201
Prepaid expenses	222,352	147,529
Total current assets	3,993,102	4,130,545

Property and equipment, net	6,645,420	6,620,405
Intangible assets, net	400	600
Other assets	11,786	11,786
Total assets	$10,650,708	$10,763,336

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$41,353	$96,270
Other current liabilities	465,935	384,160
Current portion of long-term debt, net	207,055	204,355
Total current liabilities	714,343	684,785

Long-term debt, net	1,100,978	1,154,013
Total liabilities	1,815,321	1,838,798

Stockholders’ equity
Common stock; 300,000,000 shares authorized,
at $.001 par value; 74,821,537 and 74,821,537
shares issued and outstanding, respectively	74,821	74,821
Capital in excess of par	4,855,516	4,855,516
Treasury stock	(3,250)	(3,250)
Retained earnings	3,908,300	3,997,451
Total stockholders’ equity	8,835,387	8,924,538
Total liabilities and stockholders’ equity	$10,650,708	$10,763,336

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended December 29, 2019 and December 30, 2018

	For the three months ended
	December 29, 2019	December 30, 2018
Net sales	$983,408	$984,711
Sale of animals	12,077	31,988
Total net sales	995,485	1,016,699

Cost of sales	126,860	117,333
Selling, general and administrative	851,217	782,532
Depreciation and amortization	117,500	115,199
Income (loss) from operations	(100,092)	1,635

Other income (expense), net	7,962	6,980
Interest expense	(17,721)	(19,598)
Loss before income taxes	(109,851)	(10,983)

Income tax provision	(20,700)	4,500
Net loss	$(89,151)	$(15,483)

Income per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares
outstanding (in 000's) - basic and diluted	74,821	$74,721

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended December 29, 2019 and December 30, 2018

			Capital in	Treasury	Retained
	Shares	Amount	Excess of Par	Stock	Earnings	Total
Balance at September 29, 2019	74,821,537	$74,821	$4,855,516	$(3,250)	$3,997,451	$8,924,538
Net loss for the three months
ended December 29, 2019	-	-	-	-	(89,151)	(89,151)
Balance at December 29, 2019	74,821,537	$74,821	$4,855,516	$(3,250)	$3,908,300	$8,835,387

			Capital in	Treasury	Retained
	Shares	Amount	Excess of Par	Stock	Earnings	Total
Balance at September 30, 2018	74,721,537	$74,721	$4,837,116	$(3,250)	$2,900,913	$7,809,500
Net loss for the three months
ended December 30, 2018	-	-	-	-	(15,483)	(15,483)
Balance at December 30, 2018	74,721,537	$74,721	$4,837,116	$(3,250)	$2,885,430	$7,794,017

The accompanying notes are an integral part of these condensed financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended December 29, 2019 and December 30, 2018

	For the three months ended
	December 29, 2019	December 30, 2018
OPERATING ACTIVITIES:
Net loss	$(89,151)	$(15,483)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	117,500	115,199
Interest expense - loan fee amortization	560	560
Changes in assets and liabilities
(Increase) decrease in inventory	(28,000)	(33,900)
(Increase) decrease in prepaid expenses	(74,823)	(18,841)
Increase (decrease) in accounts payable	(54,917)	(75,928)
Increase (decrease) in other current liabilities	81,775	11,446
Net cash used in operating activities	(47,056)	(16,947)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(142,315)	(190,062)
Net cash used in investing activities	(142,315)	(190,062)

FINANCING ACTIVITIES:
Payments on notes payable	(50,895)	(48,391)
Net cash used in financing activities	(50,895)	(48,391)

Net increase (decrease) in cash	(240,266)	(255,400)
Cash at beginning of period	3,787,815	2,674,260
Cash at end of period	$3,547,549	$2,418,860

Supplemental Cash Flow Information:
Cash paid for interest	$17,120	$19,178
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 29, 2019

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2020 fiscal year, September 27 will be the closest Sunday, and for the 2019 fiscal year, September 29 was the closest Sunday. Both fiscal years will be comprised of 52-weeks. This fiscal calendar aligns the Company’s fiscal periods more closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

Reclassifications: Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 29, 2019

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had no accounts receivable as of December 29, 2019 and September 29, 2019, respectively.

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

	December 29, 2019	September 29, 2019	Depreciable Lives
Land	$2,507,180	$2,507,180	not applicable
Ground improvements	1,142,926	1,142,926	7-25 years
Buildings and structures	3,023,568	3,023,569	10-39 years
Animal shelters and habitats	1,611,918	1,412,802	10-39 years
Park animals	573,334	559,425	5-10 years
Equipment - concession and related	184,441	184,441	3-15 years
Equipment and vehicles - yard and field	462,147	451,459	3-15 years
Vehicles - buses and rental	219,910	219,910	3-5 years
Rides and entertainment	204,778	204,778	5-7 years
Furniture and fixtures	10,427	10,427	5-10 years
Projects in process	19,219	100,616
Property and equipment, cost	9,959,848	9,817,533
Less accumulated depreciation	(3,314,428)	(3,197,128)
Property and equipment, net	$6,645,420	$6,620,405

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

Other Current Liabilities: The following is a breakdown of other current liabilities:

	December 29, 2019	September 29, 2019
Accrued wages and payroll taxes	$222,051	$111,150
Deferred revenue	126,404	100,704
Accrued property taxes	25,122	59,723
Accrued sales taxes	21,320	31,674
Other accrued liabilities	71,038	80,909
Other current liabilities	$465,935	$384,160

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 29, 2019

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

Stock Based Compensation: The Company recognizes stock based compensation costs on a straight-line basis over the requisite service period associated with the grant. No activity has occurred in relation to stock options during any period presented. The Company has historically awarded shares to its Board of Directors for service on the Board. Beginning in fiscal 2018, the Company has allowed its Directors to elect to receive their annual compensation award in all shares, all cash or a combination thereof. Company shares issued to its Directors are “restricted” and are not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company recognizes the expense based on the fair market value at time of the grant. The Company typically awards its annual Director compensation around the end of each calendar year.

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

December 29, 2019

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

Interest expense of $17,721 and $19,598 for the three months ended December 29, 2019 and December 30, 2018, respectively, includes $560 of amortization of debt closing costs in each period.

	As of
	December 29, 2019	September 29, 2019
Term Loan principal outstanding	$1,320,353	$1,371,248
Less: unamortized debt closing costs	(12,320)	(12,880)
Gross long-term debt	1,308,033	1,358,368
Less current portion of long-term debt,
net of unamortized debt closing costs	(207,055)	(204,355)
Long-term debt	$1,100,978	$1,154,013

As of December 29, 2019, the scheduled future principal maturities by fiscal year are as follows:

2020	$156,091
2021	217,456
2022	228,867
2023	240,875
2024	253,514
thereafter	223,550
Total	$1,320,353

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

As of December 29, 2019 and September 29, 2019, respectively, there was no outstanding balance against the Company’s LOC. When applicable, any advance on a Company LOC is recorded as a current liability.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 29, 2019

NOTE 5. STOCKHOLDERS’ EQUITY

Shares of common stock issued for service to the Company are valued based on market price on the date of issuance.

On December 5, 2019, the Company declared its annual compensation award to four Directors for their service on the Board of Directors. Each Director was awarded $8,500, to be paid all in shares, all in cash or a combination thereof, at each Director’s election. All four Directors elected to receive shares of the Company’s common stock, totaling 50,000 each, based the closing stock price of $0.17 per share on December 5, 2019. The total award cost of $34,000 was reported as an expense in the first quarter of the 2020 fiscal year, and the Company distributed each award on January 8, 2020.

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

Officers, Directors and their controlled entities own approximately 50.8% of the outstanding common stock of the Company as of December 29, 2019.

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

On April 1, 2008, the Company entered into an employment agreement with James Meikle (the “2008 Meikle Employment Agreement”) pursuant to which Mr. Meikle was hired to serve as the President and Chief Executive Officer of each of the Company’s wholly owned subsidiaries. Effective January 27, 2011, Mr. Meikle was appointed as the Company’s Chief Operating Officer. Effective July 1, 2017, the Company and Mr. Meikle entered into the “2017 Meikle Employment Agreement”. The 2017 Meikle Employment Agreement had a term of two years, with an initial base annual compensation in the amount of $135,000 per year. On November 28, 2018, Mr. Meikle passed away. Pursuant to the death benefit terms of the 2017 Meikle Employment Agreement, during the three month period ended December 30, 2018, the Company recorded a provision of approximately $88,000, which was distributed to his estate on January 15, 2020.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 29, 2019

NOTE 7. INCOME TAXES

For the three month period ended December 29, 2019, the Company reported a pre-tax loss of $109,851. For the fiscal year ending September 27, 2020, the Company expects to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 26.0%. The Company recorded a net income tax benefit of $20,700 for the three month period ended December 29, 2019, comprised of a federal benefit of $23,900 and a State of Georgia expense of $3,200. The Company’s regular net income tax provision for the three month period ended December 30, 2018 was a tax expense of $4,500, comprised of a federal benefit of $4,100 and a State of Georgia expense of $8,600.

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

As a result of the tornado damage, through September 29, 2019, the Company had written-off $56,339 related to the net book value of property destroyed and damaged, and incurred $24,105 of cleanup and repair expenses. Through September 29, 2019, the Company had capitalized $66,376 of expenditures related to improvements associated with the tornado damage. The Company capitalized an additional $82,585 of improvements associated with the tornado damage during the three months ended December 29, 2019.

The Company has a pending property insurance claim which it believes will cover a portion of these costs and expenses. However, since a proposed settlement from its insurance carrier remains pending, the Company has not recorded any insurance proceeds to offset the costs and expenditures incurred through December 29, 2019.

On August 14, 2019, Marlton Wayne LP (“Marlton”) filed a Complaint in the Eighth Judicial District Court, Clark County, Nevada (case no. A-19-800214-8), seeking ten categories of documents from the Company. This Complaint followed a letter from Marlton sent on July 22, 2019, demanding an inspection of certain books and records of the. The Company is currently defending against the action filed in the Eighth Judicial District Court, but in accordance with the Court’s order has provided certain documents to Marlton. Discovery in this Complaint is ongoing.

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

December 29, 2019

NOTE 9. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended
	December 29, 2019	December 30, 2018
Total net sales:
Georgia	898,436	$927,737
Missouri	97,049	88,962
Consolidated	$995,485	$1,016,699

Income (loss) before income taxes:
Georgia	$332,773	$359,841
Missouri	(163,417)	(155,452)
Segment total	169,356	204,389
Corporate	(269,448)	(202,754)
Other income (expense), net	7,962	6,980
Interest expense	(17,721)	(19,598)
Consolidated	$(109,851)	$(10,983)

	As of
	December 29, 2019	September 29, 2019
Total assets:
Georgia	$7,886,685	$7,910,710
Missouri	2,615,726	2,690,572
Corporate	148,297	162,054
Consolidated	$10,650,708	$10,763,336

NOTE 10. SUBSEQUENT EVENTS

Effective January 15, 2020, the Company entered into a non-binding letter of intent to acquire substantially all the assets of Aggieland Safari, Inc. (“Aggieland”), primarily the Aggieland Safari Adventure Zoo and Safari Park (“Aggieland Safari”). Aggieland Safari is situated on 250 acres of a 450-acre property, located in Bryan, Texas, approximately 25 miles northeast of College Station and 120 miles northwest of downtown Houston. The agreed upon purchase price is $7.5 million. The transaction is subject to due diligence by the Company and certain contingencies outlined in the letter, including financing to be obtained by the Company. The Company anticipates obtaining debt financing of approximately $5.0 to $5.5 million to fund the acquisition. Aggieland has granted the Company a 90-day exclusivity period to complete its due diligence and execute a definitive agreement.

In accordance with ASC 855-10, except as noted above and in “NOTE 6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES”, the Company has analyzed its operations subsequent to December 29, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying unaudited consolidated financial statements and provides additional information on the Company’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our Annual Report on Form 10-K for the fiscal year ended September 29, 2019.

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

Through our fiscal year ended September 29, 2019, our annual net sales, adjusted income before income taxes and net cash provided by operating activities have improved significantly over the past five fiscal years. These improvements are primarily attributable to a combination of increased attendance revenues and strong operating cost controls. Our Georgia Park in particular has benefitted from several positive factors including strong and stable management, the addition of online ticket sales in June 2015, growth and positive economic conditions in the greater Atlanta area, as well as positive guest perceptions of this Park. We are committed to leveraging the strong operating model we have established at our Georgia Park, with a focus on increasing attendance, as well as increasing the average revenue generated per guest visit via concession and gift shop revenues.

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

Our business plan includes expansion via the acquisition of additional local or regional theme parks and attractions, if attractive opportunities arise. However, we have not made an acquisition since 2008 and there can be no assurance that we will be successful in acquiring and operating additional local or regional theme parks and attractions. We believe acquisitions, if any, should not unnecessarily encumber the Company with additional debt that cannot be justified by current operations. We may also pursue contract management opportunities for themed attractions owned by third parties. By using a combination of equity, debt and other financing options, we intend to carefully monitor stockholder value in conjunction with the pursuit of growth. See Subsequent Events for additional information.

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

Results of Operations For the Three Month Period Ended December 29, 2019 as Compared to Three Month Period Ended December 30, 2018

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

The following table shows our consolidated and segment operating results for the three month periods ended December 29, 2019 and December 30, 2018:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Total net sales	$898,436	$927,737	$97,049	$88,962	$995,485	$1,016,699
Segment income (loss) from operations	332,773	359,841	(163,417)	(155,452)	169,356	204,389
Segment operating margin %	37.0%	38.7%	-168.4%	-174.7%	17.0%	20.1%
Corporate expenses					(269,448)	(202,754)
Other income (expense), net					7,962	6,980
Interest expense					(17,721)	(19,598)
Loss before income taxes					$(109,851)	$(10,983)

Total Net Sales

Our total net sales for the three month period ended December 29, 2019 were $995,485, a decrease of $21,214 versus the three month period ended December 30, 2018. Our Parks’ combined attendance based net sales decreased by $1,303 or 0.1%, and animal sales decreased by $19,911. Our Georgia Park’s attendance based net sales decreased by $8,259 or 0.9%, to $889,921, and animal sales decreased by $21,042, to $8,515. Our Missouri Park’s attendance based net sales increased by $6,956 or 8.0%, to $93,487, and animal sales increased by $1,131, to $3,562.

For the three month period ended December 29, 2019, attendance at our Georgia Park and our Missouri Park increased by 5.0% and 10.6%, respectively.

Segment Operating Margin

Our consolidated segment operating margin decreased by $35,033, resulting in segment income from operations of $169,356 for the three month period ended December 29, 2019 compared to $204,389 for the three month period ended December 30, 2018. Our Georgia Park’s segment operating income was $332,773, resulting in a decrease of $27,068, principally as a result of lower animals sales, lower attendance based net sales, and higher cost of sales, partially offset by lower net operating expenses. Our Missouri Park generated a segment operating loss of $163,417, an increase of $7,965, primarily as a result of higher net operating expenses and higher cost of sales, partially offset by higher attendance based net sales and higher animal sales.

Corporate Expenses and Other

Corporate spending increased by $66,694 to $269,448 during the three month period ended December 29, 2019, primarily due to higher professional fees, and higher compensation and insurance expenses.

Other Income (Expense), Net

Other income (expense), net increased by $982, to $7,962, primarily as a result of higher interest income.

Interest Expense

Interest expense for the three month period ended December 29, 2019 was $17,721, a decrease of $1,877 compared with the three month period ended December 30, 2018, as a result of a decrease in our average term loan borrowing level. Our effective term loan interest rate was 5.00% in each three month period, while our average term loan borrowing levels decreased by approximately $196,000.

Income Taxes

For the three month period ended December 29, 2019, we reported a pre-tax loss of $109,851. For the fiscal year ending September 27, 2020 we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 26.0%. Based on the year-to-date mix of federal and state income, we recorded an income tax benefit of $20,700 for the three month period ended December 29, 2019.

For additional information, see “NOTE 7. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Income and Income Per Share

During the three month period ended December 29, 2019, we reported a net loss of $89,151 or $0.00 per basic share and per fully diluted share, compared to a net loss of $15,483 or $0.00 per basic share and per fully diluted share, for the three month period ended December 30, 2018, resulting in an increase of $73,668. Our increased net loss during the three month period ended December 29, 2019 is attributable to a $66,694 increase in Corporate expenses, a $27,068 decrease in operating income for our Georgia Park, a $7,965 increase in the operating loss for our Missouri Park, partially offset by a $1,877 decrease in interest expense, a $982 increase in other income (expense), net, and a $25,200 increase in our income tax benefit.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Our slow season starts after Labor Day in September and runs until Spring Break, which typically begins toward the end of March. The first and second quarters of our fiscal year have historically generated negative cash flow, requiring us to borrow on a seasonal basis to fund operations and prepare our Parks for the busy season during the third and fourth quarters of our fiscal year. However, as a result of our improved cash position, during our 2019 fiscal year we did not utilize any seasonal borrowing.

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

Our working capital was $3.28 million as of December 29, 2019, compared to $3.45 million as of September 29, 2019. This decrease in working capital primarily reflects capital investment spending during the three month period ended December 29, 2019, as well as scheduled payments on our term debt and net cash used in operating activities.

Total loan debt, including current maturities, as of December 29, 2019 was $1.31 million compared to $1.36 million as of September 29, 2019. The decrease in total loan debt was a result of scheduled payments against our term loan during the three months ended December 29, 2019. There were no borrowings on our Synovus Bank (“Synovus”) LOC as of December 29, 2019 and September 29, 2019, respectively.

As of December 29, 2019, we had equity of $8.84 million and total loan debt of $1.31 million, resulting in a debt to equity ratio of 0.15 to 1.0 compared to 0.15 to 1.0 as of September 29, 2019.

Operating Activities

Net cash used in operating activities was $47,056 for the three month period ended December 29, 2019, compared to $16,947 for the three month period ended December 30, 2018, an increase of $30,109, primarily as a result of a higher net loss, partially offset by lower net working capital uses.

Investing Activities

During the three month period ended December 29, 2019, we invested $142,315 related to capital improvements at our Parks, compared to $190,062 invested in capital improvements during the three month period ended December 30, 2018.

Financing Activities

Net cash used in financing activities was $50,895 for the three month period ended December 29, 2019, compared to $48,391 for the three month period ended December 30, 2018, with the activity during both periods reflecting scheduled payments on our term loan.

Subsequent Events

Effective January 15, 2020, we entered into a non-binding letter of intent to acquire substantially all the assets of Aggieland Safari, Inc. (“Aggieland”), primarily the Aggieland Safari Adventure Zoo and Safari Park (“Aggieland Safari”). Aggieland Safari is situated on 250 acres of a 450-acre property, located in Bryan, Texas, approximately 25 miles northeast of College Station and 120 miles northwest of downtown Houston. The agreed upon purchase price is $7.5 million. The transaction is subject to due diligence by us and certain contingencies outlined in the letter, including financing to be obtained by us. We anticipate obtaining debt financing of approximately $5.0 to $5.5 million to fund the acquisition. Our Board of Directors has determined that this level of financing is reasonable for us as a whole and is justified by the acquisition opportunity. Aggieland has granted us a 90-day exclusivity period to complete our due diligence and execute a definitive agreement.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Quarterly Report. Our significant accounting policies are set forth in “NOTE 2. SIGNIFICANT ACCOUNTING POLICIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report, which should be reviewed as they are integral to understanding results of operations and financial position. The Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended September 29, 2019 includes additional information about us, and our operations, financial condition, critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended December 29, 2019 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should read the MD&A together with our unaudited consolidated financial statements and related notes, each included elsewhere in this Quarterly Report, in conjunction with the Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended September 29, 2019. Some of the information contained in the MD&A or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "RISK FACTORS" below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

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

Our business plan includes expansion via the acquisition of additional local or regional theme parks and attractions, if attractive opportunities arise. However, we have not completed an acquisition since 2008 and there can be no assurance that we will be successful in acquiring and operating additional local or regional theme parks and attractions. Competition for acquisition opportunities in the theme park industry is intense as there are a limited number of parks within the United States that could reasonably qualify as acquisition targets for us. Our acquisition strategy is dependent upon, among other things, our ability to: identify acquisition opportunities; obtain debt and equity financing; and obtain necessary regulatory approvals. Our ability to pursue our acquisition strategy may be hindered if we are not able to successfully identify acquisition targets or obtain the necessary financing or regulatory approvals, including but not limited to those arising under federal and state antitrust and environmental laws.

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

PARKS! AMERICA, INC.

February 6, 2020	By:	/s/ Dale Van Voorhis
Dale Van Voorhis Chief Executive Officer (Principal Executive Officer)