Form 10-Q
period 2020-03-29
PARKS AMERICA, INC
filed 2020-05-15
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2020

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

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer (Do not check if a smaller reporting company)	[X]	Smaller reporting company
[ ]	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of May 11, 2020, the issuer had 75,021,537 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of March 29, 2020 and September 29, 2019

	March 29,	September 29,
	2020	2019
ASSETS
Cash	$2,942,037	$3,787,815
Accounts receivable	24,373	-
Inventory	238,801	195,201
Prepaid expenses	280,183	147,529
Total current assets	3,485,394	4,130,545

Property and equipment, net	6,698,734	6,620,405
Intangible assets, net	200	600
Other assets	115,021	11,786
Total assets	$10,299,349	$10,763,336

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$36,324	$96,270
Other current liabilities	326,729	384,160
Current portion of long-term debt, net	209,673	204,355
Total current liabilities	572,726	684,785

Long-term debt, net	1,047,388	1,154,013
Total liabilities	1,620,114	1,838,798

Stockholders’ equity
Common stock; 300,000,000 shares authorized,
at $.001 par value; 75,021,537 and 74,821,537
shares issued and outstanding, respectively	75,021	74,821
Capital in excess of par	4,889,316	4,855,516
Treasury stock	(3,250)	(3,250)
Retained earnings	3,718,148	3,997,451
Total stockholders’ equity	8,679,235	8,924,538
Total liabilities and stockholders’ equity	$10,299,349	$10,763,336

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months and Six Months Ended March 29, 2020 and March 31, 2019

	For the three months ended		For the six months ended
	March 29,	March 31,	March 29,	March 31,
	2020	2019	2020	2019
Net sales	$730,522	$1,003,797	$1,713,930	$1,988,508
Sale of animals	12,435	225	24,512	32,213
Total net sales	742,957	1,004,022	1,738,442	2,020,721

Cost of sales	122,905	132,629	249,765	249,962
Selling, general and administrative	763,628	781,516	1,614,845	1,564,048
Depreciation and amortization	117,500	115,199	235,000	230,398
Tornado damage and expenses, net	(24,373)	-	(24,373)	-
Loss from operations	(236,703)	(25,322)	(336,795)	(23,687)

Other income, net	7,542	8,538	15,504	15,518
Interest expense	(17,191)	(19,223)	(34,912)	(38,821)
Loss before income taxes	(246,352)	(36,007)	(356,203)	(46,990)

Income tax provision	(56,200)	(1,800)	(76,900)	2,700
Net loss	$(190,152)	$(34,207)	$(279,303)	$(49,690)

Income per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares
outstanding (in 000's) - basic and diluted	75,005	74,805	74,808	74,763

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months and Six Months Ended March 29, 2020 and March 31, 2019

	Shares	Amount	Capital in Excess of Par	Treasury Stock	Retained Earnings	Total
Balance at September 29, 2019	74,821,537	$ 74,821	$ 4,855,516	$ (3,250)	$ 3,997,451	$ 8,924,538
Net loss for the three months
ended December 29, 2019	-	-	-	-	(89,151)	(89,151)
Balance at December 29, 2019	74,821,537	74,821	4,855,516	(3,250)	3,908,300	8,835,387
Issuance of common stock to Directors	200,000	200	33,800	-	-	34,000
Net loss for the three months
ended March 29, 2020	-	-	-	-	(190,152)	(190,152)
Balance at March 29, 2020	75,021,537	$ 75,021	$ 4,889,316	$ (3,250)	$ 3,718,148	$ 8,679,235

	Shares	Amount	Capital in Excess of Par	Treasury Stock	Retained Earnings	Total
Balance at September 30, 2018	74,721,537	$ 74,721	$ 4,837,116	$ (3,250)	$ 2,900,913	$ 7,809,500
Net loss for the three months
ended December 30, 2018	-	-	-	-	(15,483)	(15,483)
Balance at December 30, 2018	74,721,537	74,721	4,837,116	(3,250)	2,885,430	7,794,017
Issuance of common stock to Directors	100,000	100	18,400	-	-	18,500
Net loss for the three months
ended March 31, 2019	-	-	-	-	(34,207)	(34,207)
Balance at March 31, 2019	74,821,537	$ 74,821	$ 4,855,516	$ (3,250)	$ 2,851,223	$ 7,778,310

The accompanying notes are an integral part of these condensed financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended March 29, 2020 and March 31, 2019

	For the six months ended
	March 29,	March 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(279,303)	$(49,690)
Reconciliation of net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization expense	235,000	230,398
Interest expense - loan fee amortization	1,120	1,120
Stock-based compensation	34,000	18,500
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(24,373)	-
(Increase) decrease in inventory	(43,600)	(38,680)
(Increase) decrease in prepaid expenses	(132,654)	(101,799)
Increase (decrease) in accounts payable	(59,946)	(65,362)
Increase (decrease) in other current liabilities	(57,431)	99,697
Net cash (used in) provided by operating activities	(327,187)	94,184

INVESTING ACTIVITIES:
Acquisition of property and equipment	(312,929)	(298,592)
Deposit on pending acquisition	(103,235)	-
Net cash used in investing activities	(416,164)	(298,592)

FINANCING ACTIVITIES:
Payments on notes payable	(102,427)	(97,602)
Net cash used in financing activities	(102,427)	(97,602)

Net decrease in cash	(845,778)	(302,010)
Cash at beginning of period	3,787,815	2,674,260
Cash at end of period	$2,942,037	$2,372,250

Supplemental Cash Flow Information:
Cash paid for interest	$33,602	$37,841
Cash paid for income taxes	$50,000	$110,500

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 29, 2020

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

The Company owns and operates through wholly owned subsidiaries two regional theme parks and is in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. The Company’s wholly owned subsidiaries are Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”) and Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”). Wild Animal – Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”). The Company acquired the Georgia Park on June 13, 2005, and the Missouri Park on March 5, 2008. Subsequent to the date of period covered by this report, on April 27, 2020, the Company acquired substantially all the assets of Aggieland Safari, LLC located in Bryan, Texas. For additional information, see NOTE 10. SUBSEQUENT EVENTS.

The Parks are open year round but experience increased seasonal attendance, typically beginning in the latter half of March through early September. On a combined basis, net sales for the third and fourth quarter of the last two fiscal years represented approximately 67% to 68% of annual net sales.

COVID-19 Impacts

In March 2020, the World Health Organization characterized COVID-19, a disease caused by a novel strain of a coronavirus, as a pandemic. The rapid spread of COVID-19 has resulted in governmental authorities throughout the United States implementing a variety of containment measures with the objective of slowing the spread of the virus, including travel restrictions, shelter-in-place orders and business shutdowns. The COVID-19 pandemic and these containment measures have had, and are anticipated to continue to have, a material impact on the Company’s business.

The rapid acceleration of the COVID-19 pandemic in the United States occurred at the beginning of the Company’s annual high season. The Company began to see a significant reduction in paid attendance at its Georgia and Missouri Parks beginning the week of March 9, 2020. Effective April 3, 2020, both Parks were closed as a result of shelter-in-place mandates in Georgia and Missouri. In compliance with respective state issued guidelines, the Company’s Georgia Park reopened on May 1, 2020 and its Missouri Park reopened on May 4, 2020, however, there may be longer-term negative impacts to the Company’s business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts include changes in customer behavior and preferences causing significant volatility or reductions in Park attendance, increases in operating expenses to comply with additional hygiene-related protocols, limitations in our ability to recruit and maintain staffing, limitations on our employees ability to work and travel, and significant changes in the economic or political conditions in the areas the Company’s Parks are located. Despite the Company’s efforts to manage these impacts, the ultimate impact may be material, and will depend on a number of factors beyond its control, including the duration and severity of the COVID-19 pandemic and actions by governmental authorities taken to contain its spread and mitigate its public health effects.

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

March 29, 2020

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had accounts receivable of $24,373 as of March 29, 2020 related to insurance proceeds as detailed in “NOTE 8. COMMITMENT AND CONTINGENCIES”. The Company had no accounts receivable as of September 29, 2019.

Inventory: Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or market. Cost is determined on the first-in, first-out method. The gross profit method is used to determine the change in gift shop inventory for interim periods. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	March 29,	September 29,	Depreciable
	2020	2019	Lives
Land	$2,507,180	$2,507,180	not applicable
Ground improvements	1,216,701	1,142,926	7-25 years
Buildings and structures	3,023,568	3,023,569	10-39 years
Animal shelters and habitats	1,621,965	1,412,802	10-39 years
Park animals	584,584	559,425	5-10 years
Equipment - concession and related	184,441	184,441	3-15 years
Equipment and vehicles - yard and field	462,147	451,459	3-15 years
Vehicles - buses and rental	250,261	219,910	3-5 years
Rides and entertainment	208,148	204,778	5-7 years
Furniture and fixtures	10,427	10,427	5-10 years
Projects in process	61,040	100,616
Property and equipment, cost	10,130,462	9,817,533
Less accumulated depreciation	(3,431,728)	(3,197,128)
Property and equipment, net	$6,698,734	$6,620,405

Depreciation expense on the Company’s property and equipment for the three months and six months ended March 29, 2020 and March 31, 2019 totaled $117,300 and $234,600, respectively, and $114,999 and $229,998, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 29, 2020

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible assets: Intangible assets consist of franchising fees, which are reported at cost and are being amortized over a period of 60 months. Amortization expense on the Company’s intangible assets for the three months and six months ended March 29, 2020 and March 31, 2019 totaled $200 and $400, in each period, respectively.

Impairment of Long-Lived Assets: The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered impaired, then impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.

Other Current Liabilities: The following is a breakdown of other current liabilities:

	March 29,	September 29,
	2020	2019
Deferred revenue	$135,448	$100,704
Accrued property taxes	37,791	59,723
Accrued sales taxes	37,620	31,674
Accrued wages and payroll taxes	30,305	111,150
Other accrued liabilities	85,565	80,909
Other current liabilities	$326,729	$384,160

Financial Instruments: The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short-term maturities. Securities that are publicly traded are valued at their fair market value as of the balance sheet date presented.

Revenue Recognition: The Company recognizes revenues in accordance with Financial Accounting Standards Board (“FASB”) ASC 606, Revenues from Contracts with Customers. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocation the transaction price to the performance obligation in the contract; and (5) recognize revenue when (or as) the Company satisfies the performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

The Company’s major source of income is from park admissions, retail and concessions sales at its parks. Revenues from park admission fees are generally recognized upon receipt of payment at the time of the customers’ visit to the parks. Park admission fee revenues from advance online ticket purchases are deferred until the customers’ visit to the parks. Revenue from retail and concessions sales is generally recognized upon the concurrent receipt of payment and delivery of goods or services to the customer. The Company periodically sells surplus animals created from the natural breeding process that occurs within the parks. All animal sales are reported as a separate revenue line item. Sales taxes billed and collected are not included in revenue. Deferred revenues from advance online admission tickets were $135,448 and $100,704 as of March 29, 2020 and September 29, 2019, respectively.

Advertising and Market Development: The Company expenses advertising and marketing costs as incurred. Advertising expense for the three months and six months ended March 29, 2020 and March 31, 2019 totaled $115,976 and $237,314, respectively, and $135,128 and $258,692, respectively.

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

March 29, 2020

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements: In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“Update 2019-12”), which removes certain exceptions for investments, intraperiod allocations and interim tax calculations, and adds guidance to reduce the complexity in accounting for income taxes. Update 2019-12 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The various amendments in Update 2019-12 are applied on a retrospective basis, modified retrospective basis and prospective basis, depending upon the amendment. The Company is in the process of evaluating the impact of this amendment on our consolidated financial statements; however, it is not anticipated to be material.

Except as noted, the Company does not expect recently issued accounting standards or interpretations to have a material impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.

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

Interest expense of $17,191 and $19,223 for the three months ended March 29, 2020 and March 31, 2019, respectively, includes $560 of amortization of debt closing costs in each period. Interest expense of $34,912 and $38,821 for the six months ended March 29, 2020 and March 31, 2019, respectively, includes $1,120 of amortization of debt closing costs in each period.

	As of
	March 29,	September 29,
	2020	2019
Term Loan principal outstanding	$1,268,821	$1,371,248
Less: unamortized debt closing costs	(11,760)	(12,880)
Gross long-term debt	1,257,061	1,358,368
Less current portion of long-term debt,
net of unamortized debt closing costs	(209,673)	(204,355)
Long-term debt	$1,047,388	$1,154,013

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 29, 2020

NOTE 3. LONG-TERM DEBT (CONTINUED)

As of March 29, 2020, the scheduled future principal maturities by fiscal year are as follows:

2020	$104,369
2021	217,446
2022	228,856
2023	240,864
2024	253,503
thereafter	223,783
Total	$1,268,821

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

As of March 29, 2020 and September 29, 2019, respectively, there was no outstanding balance against the Company’s LOC. When applicable, any advance on a Company LOC is recorded as a current liability.

NOTE 5. STOCKHOLDERS’ EQUITY

Shares of common stock issued for service to the Company are valued based on market price on the date of issuance.

On December 5, 2019, the Company declared its annual compensation award to four Directors for their service on the Board of Directors. Each Director was awarded $8,500, to be paid all in shares, all in cash or a combination thereof, at each Director’s election. All four Directors elected to receive shares of the Company’s common stock, totaling 50,000 each, based on the closing stock price of $0.17 per share on December 5, 2019. The total award cost of $34,000 was reported as an expense in the first quarter of the 2020 fiscal year, and the Company distributed each award on January 8, 2020.

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

Officers, Directors and their controlled entities own approximately 52.0% of the outstanding common stock of the Company as of March 29, 2020.

NOTE 6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Employment Agreements:

Effective June 1, 2018, the Company and Dale Van Voorhis, the Company’s Chairman and Chief Executive Officer, entered into the “2018 Van Voorhis Employment Agreement”. Pursuant to the 2018 Van Voorhis Employment Agreement, Mr. Van Voorhis receives an initial base annual compensation in the amount of $90,000 per year, subject to annual review by the Board of Directors. The 2018 Van Voorhis Employment Agreement has a term of two years and entitles Mr. Van Voorhis to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Effective January 1, 2019, the Company and Todd R. White, the Company’s Chief Financial Officer, entered into the “2019 White Employment Agreement”. The 2019 White Employment Agreement has a term of three years, with minimum annual compensation of $70,000 in year one, $75,000 in year two and $80,000 in year three, and entitles Mr. White to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 29, 2020

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

Effective July 1, 2017, the Company and James Meikle, then the Company’s President and Chief Operating Officer, entered into the “2017 Meikle Employment Agreement”. The 2017 Meikle Employment Agreement had a term of two years, with an initial base annual compensation in the amount of $135,000 per year. On November 28, 2018, Mr. Meikle passed away. Pursuant to the death benefit terms of the 2017 Meikle Employment Agreement, during the three month period ended December 30, 2019, the Company recorded a provision of approximately $88,000, which was distributed to his estate on January 15, 2020.

NOTE 7. INCOME TAXES

For the six month period ended March 29, 2020, the Company reported a pre-tax loss of $356,203. For the fiscal year ending September 27, 2020, the Company expects to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 26.0%. The Company recorded a net income tax benefit of $76,900 for the six month period ended March 29, 2020, comprised of a federal benefit of $74,200 and a State of Georgia benefit of $2,700. The Company’s net income tax provision for the six month period ended March 31, 2019 was a tax expense of $2,700, comprised of a federal benefit of $13,100 and a State of Georgia expense of $15,800.

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

As a result of the tornado damage, through September 29, 2019, the Company had written-off $56,339 related to the net book value of property destroyed and damaged, and incurred $24,105 of cleanup and repair expenses. Through September 29, 2019, the Company had capitalized $66,376 of expenditures related to improvements associated with the tornado damage. The Company capitalized an additional $82,585 of improvements associated with the tornado damage during the six months ended March 29, 2020. On April 15, 2020, the Company received $24,373 of insurance proceeds, partially offsetting the costs and expenses incurred in the recovery from the tornado damage. A receivable was recorded for these insurance proceeds as of March 29, 2020.

On August 14, 2019, Marlton Wayne LP (“Marlton”) filed a Complaint in the Eighth Judicial District Court, Clark County, Nevada (case no. A-19-800214-8), seeking ten categories of documents from the Company. This Complaint followed a letter from Marlton sent on July 22, 2019, demanding an inspection of certain books and records of the Company. On March 13, 2020, the Company and Marlton entered into an agreement to dismiss the case without prejudice, with each party reserving their respective rights as related to attorney fees.

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

March 29, 2020

NOTE 9. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended		For the six months ended
	March 29,	March 31,	March 29,	March 31,
	2020	2019	2020	2019
Total net sales:
Georgia	$631,622	$891,585	$1,530,058	$1,819,322
Missouri	111,335	112,437	208,384	201,399
Consolidated	$742,957	$1,004,022	$1,738,442	$2,020,721

Income (loss) before income taxes:
Georgia	$78,849	$329,634	$411,622	$689,475
Missouri	(150,272)	(156,300)	(313,689)	(311,752)
Segment total	(71,423)	173,334	97,933	377,723
Corporate	(165,280)	(198,656)	(434,728)	(401,410)
Other income, net	7,542	8,538	15,504	15,518
Interest expense	(17,191)	(19,223)	(34,912)	(38,821)
Consolidated	$(246,352)	$(36,007)	$(356,203)	$(46,990)

	As of
	March 29,	September 29,
	2020	2019
Total assets:
Georgia	$7,253,848	$7,910,710
Missouri	2,583,797	2,690,572
Corporate	461,704	162,054
Consolidated	$10,299,349	$10,763,336

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 29, 2020

NOTE 10. SUBSEQUENT EVENTS

COVID-19 Impact on Operations and Attendance Based Revenues

The rapid acceleration of the COVID-19 pandemic in the United States occurred at the beginning of the Company’s annual high season. The Company began to see a significant reduction in paid attendance at its Georgia and Missouri Parks beginning the week of March 9, 2020. Effective April 3, 2020, both Parks were closed as a result of shelter-in-place mandates in Georgia and Missouri. In compliance with respective state issued guidelines, the Company’s Georgia Park reopened on May 1, 2020 and its Missouri Park reopened on May 4, 2020. From March 9, 2020 through May 3, 2020, the Company’s Park attendance revenues declined by approximately $1,140,000 compared to the comparable period in 2019, which is directly attributable to the impacts of the COVID-19 pandemic.

Aggieland Acquisition

On April 27, 2020, the Company, through a newly formed subsidiary, Aggieland-Parks, Inc., a Texas corporation, acquired substantially all the assets of Aggieland Safari, LLC (the “Aggieland Assets”), primarily consisting of the Aggieland Safari Adventure Zoo and Safari Park (“Aggieland Safari”), including real property, animal inventory and mineral rights. Aggieland Safari is situated on 250 acres of a 450-acre property, located in Bryan, Texas, approximately 25 miles northeast of College Station and 120 miles northwest of downtown Houston. The total purchase price for the Aggieland Assets was $7,125,000. The transaction was financed with a loan (the “2020 Term Loan”) from First Financial Bank, N.A. (“First Financial”), a seller note for $750,000 (the “Aggieland Seller Note”) and cash totaling $1,375,000. The 2020 Term Loan is evidenced by a promissory note in the original principal amount of $5,000,000 from First Financial (the “2020 Bank Note”), is secured by substantially all of the Aggieland Assets, as well as guarantees from the Company and its subsidiaries. The 2020 Bank Note bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, with interest only payable monthly through April 2021. The Aggieland Seller Note represents a deferred payment of the purchase price, bears no interest, has a maturity date of June 30, 2021 and is secured by a second priority subordinated lien and security interest in the acquired mineral rights and the animal inventory.

Aggieland Safari’s operations were suspended for the majority of April 2020 due to a shelter-in-place mandate in Texas. In compliance with state issued guidelines, the drive-through portion of Aggieland Safari was reopened on May 1, 2020. The Company anticipates the reopening of the walk-through section of Aggieland Safari in mid to late May 2020.

Paycheck Protection Program Loans

As a result of the significant negative economic impacts and uncertainties caused by the COVID-19 pandemic, Wild Animal – Georgia and Wild Animal – Missouri each applied for Paycheck Protection Program (“PPP”) loans. On April 15, 2020, the Company received two unsecured PPP loans totaling $188,087. The PPP was established under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of the PPP loans is two years, with an interest rate of 1.0% per annum, with all payments deferred for the first six months of the term of the loans. After the initial six-month deferral period, monthly principal and interest payments will be due until maturity for any portion of the PPP loans not forgiven. Under the terms of the CARES Act, some or all of the PPP loan proceeds are eligible to be forgiven. The amount of the loans eligible to be forgiven are based on the use of the proceeds for payroll costs, mortgage interest, rent or utility costs, and the maintenance of employee and compensation levels, subject to limitations and ongoing rulemaking by the SBA. While not assured, the Company anticipates a substantial portion of its PPP loan proceeds will be used for costs that are eligible for forgiveness, based on the current SBA guidelines.

The Company has analyzed its operations subsequent to March 29, 2020 to the date these financial statements were issued and has determined that material subsequent events have been disclosed in these unaudited consolidated financial statements.

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

Our actual results may differ significantly from those projected in the forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "RISK FACTORS" in this Quarterly Report, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: competition from other parks, weather conditions during our primary tourist season, the price of animal feed and the price of gasoline. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot guarantee future results, levels of activity, performance or achievements. Additional risks have been added to our business by the near-term and long-term impacts of the COVID-19 pandemic on the operations of our Parks, including customers perceptions of engaging in the activities involved in visiting our Parks, our ability to hire and retain employees in light of the issues posed by the COVID-19 pandemic, and our ability to maintain sufficient cash to fund operations due to the negative impact on our Park revenues associated with disruptions in demand as a result of the pandemic.

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

Overview

Through our wholly owned subsidiaries, we own and operate two regional theme parks and are in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. Our wholly owned subsidiaries are Wild Animal Safari, Inc., a Georgia corporation (“Wild Animal – Georgia”) and Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”). Wild Animal – Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”). On April 27, 2020, we acquired substantially all the assets of Aggieland Safari, LLC (“Aggieland Safari”), see Subsequent Events for more information.

Our Parks are open year round but experience increased seasonal attendance, typically beginning in the latter half of March through early September. On a combined basis, net sales for the third and fourth quarter of our last two fiscal years represented approximately 67% to 68% of annual net sales.

Through our fiscal year ended September 29, 2019, our annual net sales, adjusted income before income taxes and net cash provided by operating activities have improved significantly over the past five fiscal years. These improvements are primarily attributable to a combination of increased attendance revenues and strong operating cost controls. Our Georgia Park in particular has benefitted from several positive factors including strong and stable management, the addition of online ticket sales in June 2015, growth and positive economic conditions in the greater Atlanta area, as well as positive guest perceptions of this Park. The resulting improved financial position provided us with the resources to pursue and ultimately close the Aggieland Safari acquisition.

The rapid acceleration of the COVID-19 pandemic in the United States occurred at the beginning of our annual high season. We began to see a significant reduction in paid attendance at our Georgia and Missouri Parks beginning the week of March 9, 2020. Effective April 3, 2020, both Parks were closed as a result of shelter-in-place mandates in Georgia and Missouri. In compliance with respective state issued guidelines, our Georgia Park reopened on May 1, 2020 and our Missouri Park reopened on May 4, 2020. From March 9, 2020 through May 3, 2020, our Park attendance revenues declined by approximately $1,140,000 compared to the comparable period in 2019, which we believe is directly attributable to the impacts of the COVID-19 pandemic.

There may be longer-term negative impacts to our business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts include changes in customer behavior and preferences causing significant volatility or reductions in Park attendance, increases in operating expenses to comply with additional hygiene-related protocols, limitations in our ability to recruit and maintain staffing, limitations on our employees ability to work and travel, and significant changes in the economic or political conditions in the areas our Parks are located. Despite our efforts to manage these impacts, the ultimate impact may be material, and will depend on a number of factors beyond our control, including the duration and severity of the COVID-19 pandemic and actions by governmental authorities taken to contain its spread and mitigate its public health effects.

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

Results of Operations For the Three Month Period Ended March 29, 2020 as Compared to Three Month Period Ended

March 31, 2019

The following table shows our consolidated and segment operating results for the three month periods ended March 29, 2020 and March 31, 2019:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Total net sales	$631,622	$891,585	$111,335	$112,437	$742,957	$1,004,022
Segment income (loss) from operations	78,849	329,634	(150,272)	(156,300)	(71,423)	173,334
Segment operating margin %	12.5%	37.0%	-135.0%	-139.0%	-9.6%	17.3%

Corporate expenses					(165,280)	(198,656)
Other income, net					7,542	8,538
Interest expense					(17,191)	(19,223)
Loss before income taxes					$(246,352)	$ (36,007)

Total Net Sales

Our total net sales for the three month period ended March 29, 2020 were $742,957, a decrease of $261,065 versus the three month period ended March 31, 2019. Our Parks’ combined attendance based net sales decreased by $273,275 or 27.2%, while animal sales increased by $12,210. The decline in combined attendance based net sales was driven by a 24.4% decrease in attendance resulting from the negative impacts of the COVID-19 pandemic. While our Parks’ remained open through April 3, 2020, our paid attendance began to decline beginning the week of March 9, 2020. For the first ten weeks of our 2020-second fiscal quarter, through March 8, 2020, our Parks’ combined attendance based net sales increased by approximately $80,000, or 18.9%.

Our Georgia Park’s attendance based net sales decreased by $272,173 or 30.5%, to $619,187, while animal sales increased by $12,210, to $12,435. Our Missouri Park’s attendance based net sales decreased by $1,102 or 1.0%, to $111,335.

For the three month period ended March 29, 2020, paid attendance at our Georgia Park and our Missouri Park decreased by 27.8% and 5.5%, respectively. For the first ten weeks of our 2020-second fiscal quarter, through March 8, 2020, our Parks’ combined paid attendance increased by approximately 23.0%.

Segment Operating Margin

Our consolidated segment operating margin decreased by $244,757, resulting in a segment loss from operations of $71,423 for the three month period ended March 29, 2020, compared to segment income from operations of $173,334 for the three month period ended March 31, 2019. Our Georgia Park’s segment operating income was $78,849, resulting in a decrease of $250,785, principally as a result of lower attendance based net sales and higher compensation, partially offset by higher animal sales, lower cost of sales and lower advertising expense. Our Missouri Park generated a segment operating loss of $150,272, a decrease of $6,028, primarily as a result of $24,373 in insurance proceeds associated with the May 2019 tornado damage, partially offset by higher compensation expense.

Corporate Expenses

Corporate spending decreased by $33,376 to $165,280 during the three month period ended March 29, 2020, primarily due to lower compensation expense, partially offset by higher professional fees and insurance expense. Professional fees during the three month period ended March 29, 2020 included approximately $48,000 associated with Aggieland Safari acquisition due diligence and related services.

Other Income, Net

Other income, net decreased by $996, to $7,542, primarily as a result of lower interest income.

Interest Expense

Interest expense for the three month period ended March 29, 2020 was $17,191, a decrease of $2,032 compared with the three month period ended March 31, 2019, as a result of a decrease in our average term loan borrowing level. Our effective term loan interest rate was 5.0% in each three month period, while our average term loan borrowing levels decreased by approximately $200,000.

Income Taxes

For the three month period ended March 29, 2020, we reported a pre-tax loss of $246,352. For the fiscal year ending September 27, 2020 we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 26.0%. Based on the year-to-date mix of federal and state income, we recorded an income tax benefit of $56,200 for the three month period ended March 29, 2020.

For additional information, see “NOTE 7. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Income and Income Per Share

For the three month period ended March 29, 2020, we reported a net loss of $190,152 or $0.00 per basic share and per fully diluted share, compared to a net loss of $34,207 or $0.00 per basic share and per fully diluted share, for the three month period ended March 31, 2019, resulting in an increase of $155,945. Our increased net loss during the three month period ended March 29, 2020 is attributable to a $250,785 decrease in segment income for our Georgia Park and a $996 decrease in other income, net, partially offset by a $33,376 decrease in Corporate expenses, a $6,028 decrease in the segment loss for our Missouri Park, a $2,032 decrease in interest expense, and a $54,400 increase in our income tax benefit.

Results of Operations For the Six Month Period Ended March 29, 2020 as Compared to Six Month Period Ended March 31, 2019

The following table shows our consolidated and segment operating results for the six month periods ended March 29, 2020 and March 31, 2019:

	Georgia Park		Missouri Park		Consolidated
	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Total net sales	$1,530,058	$1,819,322	$208,384	$201,399	$1,738,442	$2,020,721
Segment income (loss) from operations	411,622	689,475	(313,689)	(311,752)	97,933	377,723
Segment operating margin %	26.9%	37.9%	-150.5%	-154.8%	5.6%	18.7%

Corporate expenses					(434,728)	(401,410)
Other income, net					15,504	15,518
Interest expense					(34,912)	(38,821)
Loss before income taxes					$(356,203)	$ (46,990)

Total Net Sales

Our total net sales for the six month period ended March 29, 2020 were $1,738,442, a decrease of $282,279 versus the six month period ended March 31, 2019. Our Parks’ combined attendance based net sales decreased by $274,578 or 13.8% and animal sales decreased by $7,701. The decline in combined attendance based net sales was driven by an 8.8% decrease in attendance resulting from the negative impacts of the COVID-19 pandemic. While our Parks’ remained open through April 3, 2020, our paid attendance began to decline beginning the week of March 9, 2020. For the first twenty-three weeks of our 2020 fiscal year, through March 8, 2020, our Parks’ combined attendance based net sales increased by approximately $160,000, or 12.0%.

Our Georgia Park’s attendance based net sales decreased by $280,433 or 15.7%, to $1,509,108, and animal sales decreased by $8,831, to $20,950. Our Missouri Park’s attendance based net sales increased by $5,853 or 2.9%, to $204,821, and animal sales increased by $1,132 to $3,563.

For the six month period ended March 29, 2020, paid attendance at our Georgia Park decreased by 10.5%, while paid attendance at our Missouri Park increased by 2.0%. For the first twenty-three weeks of our 2020 fiscal year, through March 8, 2020, our Parks’ combined paid attendance increased by approximately 12.7%.

Segment Operating Margin

Our consolidated segment operating margin decreased by $279,790, resulting in segment income from operations of $97,933 for the six month period ended March 29, 2020 compared to $377,723 for the six month period ended March 31, 2019. Our Georgia Park’s segment operating income was $411,622, resulting in a decrease of $277,853, principally as a result of lower attendance based net sales and lower animal sales, and higher compensation and depreciation expenses, partially offset by lower advertising and park maintenance expenses. Our Missouri Park generated a segment operating loss of $313,689, an increase of $1,937, primarily as a result of $24,373 in insurance proceeds associated with the May 2019 tornado damage and higher attendance based revenues, partially offset by higher compensation and other net operating expenses.

Corporate Expenses

Corporate spending increased by $33,318 to $434,728 during the six month period ended March 29, 2020, primarily due to higher professional fees and insurance expense, partially offset by lower compensation expense. Professional fees for the six months ended March 29, 2020 included approximately $60,000 associated with Aggieland Safari acquisition due diligence and related services, as well as approximately $49,000 in legal fees associated with the Marlton books and records matter. For the six month period ended March 31, 2019, we recorded an expense of approximately $88,000 pursuant to the death benefit terms of the 2017 Meikle Employment Agreement.

Other Income, Net

Other income, net decreased by $14, to $15,504.

Interest Expense

Interest expense for the six month period ended March 29, 2020 was $34,912, a decrease of $3,909 compared with the six month period ended March 31, 2019, as a result of a decrease in our average term loan borrowing level. Our effective term loan interest rate was 5.0% in each six month period, while our average term loan borrowing levels decreased by approximately $198,000.

Income Taxes

For the six month period ended March 29, 2020, we reported a pre-tax loss of $356,203. For the fiscal year ending September 27, 2020 we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 26.0%. Based on the year-to-date mix of federal and state income, we recorded an income tax benefit of $76,900 for the six month period ended March 29, 2020.

For additional information, see “NOTE 7. INCOME TAXES” of the Notes to the Consolidated Financial Statements (Unaudited).

Net Income and Income Per Share

For the six month period ended March 29, 2020, we reported a net loss of $279,303 or $0.00 per basic share and per fully diluted share, compared to a net loss of $49,690 or $0.00 per basic share and per fully diluted share, for the six month period ended March 31, 2019, resulting in an increase of $229,613. Our increased net loss during the six month period ended March 29, 2020 is attributable to a $277,853 decrease in segment income for our Georgia Park, a $33,318 increase in Corporate expenses, a $1,937 increase in the segment loss for our Missouri Park, and a $14 decrease in other income, net, partially offset by a $3,909 decrease in interest expense and a $79,600 net increase in our income tax benefit.

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

The near-term repercussions of the COVID-19 pandemic on our attendance revenues will have a negative impact on our cash flow from operations for our current fiscal year. We have taken actions to reduce spending while our Parks were closed during the majority of April 2020. We secured Paycheck Protection Program loans primarily to support the payroll for our employees during the park closures and uncertainties of when we would be able to reopen our Parks. During the next twelve to eighteen months our focus will be on running our Parks in a manner that supports the health and safety of our guests, employees and animals, at the same time prudently managing our cash flows. Any slowdown in revenue or unusual capital outlays may require us to seek additional capital.

Our working capital was $2.91 million as of March 29, 2020, compared to $3.45 million as of September 29, 2019. The decrease in working capital primarily relates to net cash used in operating activities and capital investment spending during the six month period ended March 29, 2020, as well as scheduled payments on our term debt.

Total loan debt, including current maturities, as of March 29, 2020 was $1.26 million compared to $1.36 million as of September 29, 2019. The decrease in total loan debt was a result of scheduled payments against our term loan during the six months ended March 29, 2020. There were no borrowings on our Synovus Bank (“Synovus”) LOC as of March 29, 2020 and September 29, 2019, respectively.

As of March 29, 2020, we had equity of $8.68 million and total loan debt of $1.26 million, resulting in a debt to equity ratio of 0.14 to 1.0 compared to 0.15 to 1.0 as of September 29, 2019.

Operating Activities

Net cash used in operating activities was $327,187 for the six month period ended March 29, 2020, compared to net cash provided by operating activities of $94,184 for the six month period ended March 31, 2019, a net decrease of $421,371, primarily as a result of a higher net loss and higher net working capital uses.

Investing Activities

During the six month period ended March 29, 2020, we invested $312,929 related to capital improvements at our Parks, compared to $298,592 invested in capital improvements during the six month period ended March 31, 2019. We also made a $100,000 deposit toward the Aggieland Safari acquisition and incurred appraisal fees related to financing that transaction.

Financing Activities

Net cash used in financing activities was $102,427 for the six month period ended March 29, 2020, compared to $97,602 for the six month period ended March 31, 2019, with the activity during both periods reflecting scheduled payments on our term loan.

Subsequent Events

COVID-19 Impact on Operations and Attendance Based Revenues

The rapid acceleration of the COVID-19 pandemic in the United States occurred at the beginning of our annual high season. We began to see a significant reduction in paid attendance at our Georgia and Missouri Parks beginning the week of March 9, 2020. Effective April 3, 2020, both Parks were closed as a result of shelter-in-place mandates in Georgia and Missouri. In compliance with respective state issued guidelines, our Georgia Park reopened on May 1, 2020 and our Missouri Park reopened on May 4, 2020. From March 9, 2020 through May 3, 2020, our park attendance revenues declined by approximately $1,140,000 compared to the comparable period in 2019, which we believe is directly attributable to the impacts of the COVID-19 pandemic.

Aggieland Acquisition

On April 27, 2020, we, through a newly formed subsidiary, Aggieland-Parks, Inc., a Texas corporation, acquired substantially all the assets of Aggieland Safari, LLC (the “Aggieland Assets”), primarily consisting of the Aggieland Safari Adventure Zoo and Safari Park (“Aggieland Safari”), including real property, animal inventory and mineral rights. Aggieland Safari is situated on 250 acres of a 450-acre property, located in Bryan, Texas, approximately 25 miles northeast of College Station and 120 miles northwest of downtown Houston. The total purchase price for the Aggieland Assets was $7,125,000. The transaction was financed with a loan (the “2020 Term Loan”) from First Financial Bank, N.A. (“First Financial”), a seller note for $750,000 (the “Aggieland Seller Note”) and cash totaling $1,375,000. The 2020 Term Loan is evidenced by a promissory note in the original principal amount of $5,000,000 from First Financial (the “2020 Bank Note”), is secured by substantially all of the Aggieland Assets, as well as guarantees from the Company and its subsidiaries. The 2020 Bank Note bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, with interest only payable monthly through April 2021. The Aggieland Seller Note represents a deferred payment of the purchase price, bears no interest, has a maturity date of June 30, 2021 and is secured by a second priority subordinated lien and security interest in the acquired mineral rights and the animal inventory.

Aggieland Safari’s operations were suspended for the majority of April 2020 due to a shelter-in-place mandate in Texas. In compliance with state issued guidelines, the drive-through portion of Aggieland Safari was reopened on May 1, 2020. We anticipate the reopening of the walk-through section of Aggieland Safari in mid to late May 2020.

Paycheck Protection Program Loans

As a result of the significant negative economic impacts and uncertainties caused by the COVID-19 pandemic, Wild Animal – Georgia and Wild Animal – Missouri each applied for Paycheck Protection Program (“PPP”) loans. On April 15, 2020, we received two unsecured PPP loans totaling $188,087. The PPP was established under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of the PPP loans is two years, with an interest rate of 1.0% per annum, which all payments deferred for the first six months of the term of the loans. After the initial six-month deferral period, monthly principal and interest payments will be due until maturity for any portion of the PPP loans not forgiven. Under the terms of the CARES Act, some or all of the PPP loan proceeds are eligible to be forgiven. The amount of the loans eligible to be forgiven are based on the use of the proceeds for payroll costs, mortgage interest, rent or utility costs, and the maintenance of employee and compensation levels, subject to limitations and ongoing rulemaking by the SBA. We have used, and anticipate using, the PPP loan proceeds in with accordance the provisions of the program, primarily to maintain the employment of our full-time employees at each Park, many of whom would have been laid off or experienced significantly reduced pay as a result of the Park closures. While not assured, we anticipate a substantial portion of our PPP loan proceeds will be used for costs that are eligible for forgiveness, based on the current SBA guidelines.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended March 29, 2020 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On August 14, 2019, Marlton Wayne LP (“Marlton”) filed a Complaint in the Eighth Judicial District Court, Clark County, Nevada (case no. A-19-800214-8), seeking ten categories of documents from us. This Complaint followed a letter from Marlton sent us on July 22, 2019, demanding an inspection of certain books and records of the Company. On March 13, 2020, we entered into agreement with Marlton to dismiss the case without prejudice, with each party reserving their respective rights as related to attorney fees.

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

Risk Factors Relating to Our Business:

The COVID-19 pandemic and measures taken in response thereto may continue to have a material negative impact on our business, results of operations and cash flows, and financial condition. The extent of the impact is dependent upon future developments, which are highly uncertain and difficult to predict

In March 2020, the World Health Organization characterized COVID-19, a disease caused by a novel strain of a coronavirus, as a pandemic. The rapid spread of COVID-19 has resulted in governmental authorities throughout the United States implementing a variety of containment measures with the objective of slowing the spread of the virus, including travel restrictions, shelter-in-place orders and business shutdowns. The COVID-19 pandemic and these containment measures have had, and are anticipated to continue to have, a material impact on the Company’s business.

We began to see a significant reduction in paid attendance at our Georgia and Missouri Parks beginning the week of March 9, 2020. Effective April 3, 2020, both Parks were closed as a result of shelter-in-place mandates in Georgia and Missouri. In compliance with respective state issued guidelines, our Georgia Park reopened on May 1, 2020 and our Missouri Park reopened on May 4, 2020. From March 9, 2020 through May 3, 2020, our park attendance revenues declined by approximately $1,140,000 compared to the comparable period in 2019, which is directly attributable to the impacts of the COVID-19 pandemic. Aggieland Safari also reopened on a limited basis as of May 1, 2020. However, some potential guests may choose for a period of time not to travel or visit our Parks as a result of continuing concerns related to COVID-19, which could lead to lower attendance and further disruptions in our business. If COVID-19 continues to spread, especially in the local geographic regions were are any of our Parks is located, we may be compelled by local or state authorities, or we may elect, to temporary close one or more of our Parks again.

The extent and duration of longer-term impacts of the COVID-19 pandemic on customer perceptions of our Parks are largely uncertain and dependent upon future developments that cannot be accurately predicted. There is no recent historical precedent that provides insights into the longer-term impacts that the COVID-19 pandemic will have on consumer behavior. As a result, the ultimate impact is highly uncertain and subject to change. We do not yet know the full extent of the impacts will have COVID-19 on our overall business, results of operations and cash flows, and financial position. COVID-19 and the resulting economic disruptions have also led to significant volatility in the capital markets. As a smaller public company, our ability to access cash is already difficult and the impacts of COVID-19 on capital markets has likely negatively impacted our ability to raise additional capital at a reasonable cost.

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

99.1	Wild Animal Sarai Inc. Unsecured Promissory Note with Synovus Bank, administered by the U.S. Small Business Administration for funds received April 15,2020 under the Paycheck Protection Program.

99.2

Wild Animal Sarai Inc. Unsecured Promissory Note with Central Bank of the Ozarks, administered by the U.S. Small Business Administration for funds received April 15,2020 under the Paycheck Protection Program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

May 15, 2020
	By:	/s/ Dale Van Voorhis
Dale Van Voorhis
Chief Executive Officer
(Principal Executive Officer)