Form 10-Q
period 2020-06-28
PARKS AMERICA, INC
filed 2020-08-06
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2020

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

As of August 3, 2020, the issuer had 75,021,537 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of June 28, 2020 and September 29, 2019

	June 28, 2020	September 29, 2019
ASSETS
Cash	$3,731,533	$3,787,815
Inventory	203,721	195,201
Prepaid expenses	162,925	147,529
Total current assets	4,098,179	4,130,545

Property and equipment, net	13,827,671	6,620,405
Intangible assets, net	-	600
Other assets	12,144	11,786
Total assets	$17,937,994	$10,763,336

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$73,272	$96,270
Other current liabilities	855,164	384,160
Current portion of long-term debt, net	354,425	204,355
Total current liabilities	1,282,861	684,785

Long-term debt, net	6,709,723	1,154,013
Total liabilities	7,992,584	1,838,798

Stockholders’ equity
Common stock; 300,000,000 shares authorized,
at $.001 par value; 75,021,537 and 74,821,537
shares issued and outstanding, respectively	75,021	74,821
Capital in excess of par	4,889,316	4,855,516
Treasury stock	(3,250)	(3,250)
Retained earnings	4,984,323	3,997,451
Total stockholders’ equity	9,945,410	8,924,538
Total liabilities and stockholders’ equity	$17,937,994	$10,763,336

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months and Nine Months Ended June 28, 2020 and June 30, 2019

	For the three months ended		For the nine months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net sales	$3,203,527	$2,116,149	$4,917,457	$4,104,657
Sale of animals	16,681	20,312	41,193	52,525
Total net sales	3,220,208	2,136,461	4,958,650	4,157,182

Cost of sales	288,400	198,006	538,165	447,968
Selling, general and administrative	1,032,128	886,002	2,646,973	2,450,050
Depreciation and amortization	150,833	115,199	385,833	345,597
Tornado damage and expenses, net	-	70,944	(24,373)	70,944
(Gain) loss on disposal of operating assets, net	-	15,847	-	15,847
Income from operations	1,748,847	850,463	1,412,052	826,776

Other income, net	3,293	5,843	18,797	21,361
Interest expense	(64,165)	(18,811)	(99,077)	(57,632)
Income before income taxes	1,687,975	837,495	1,331,772	790,505

Income tax provision	421,800	218,800	344,900	221,500
Net income	$1,266,175	$618,695	$986,872	$569,005

Income per share - basic and diluted	$0.02	$0.01	$0.01	$0.01

Weighted average shares
outstanding (in 000's) - basic and diluted	75,021	74,821	74,945	74,782

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Nine Months Ended June 28, 2020 and June 30, 2019

	Shares	Amount	Capital in Excess of Par	Treasury Stock	Retained Earnings	Total
Balance at September 29, 2019	74,821,537	$ 74,821	$ 4,855,516	$ (3,250)	$ 3,997,451	$ 8,924,538
Net loss for the three months
ended December 29, 2019	-	-	-	-	(89,151)	(89,151)
Balance at December 29, 2019	74,821,537	74,821	4,855,516	(3,250)	3,908,300	8,835,387
Issuance of common stock to Directors	200,000	200	33,800	-	-	34,000
Net loss for the three months
ended March 29, 2020	-	-	-	-	(190,152)	(190,152)
Balance at March 29, 2020	75,021,537	75,021	4,889,316	(3,250)	3,718,148	8,679,235
Net income for the three months
ended June 28, 2020	-	-	-	-	1,266,175	1,266,175
Balance at June 28, 2020	75,021,537	$ 75,021	$ 4,889,316	$ (3,250)	$ 4,984,323	$ 9,945,410

	Shares	Amount	Capital in Excess of Par	Treasury Stock	Retained Earnings	Total
Balance at September 30, 2018	74,721,537	$ 74,721	$ 4,837,116	$ (3,250)	$ 2,900,913	$ 7,809,500
Net loss for the three months
ended December 30, 2018	-	-	-	-	(15,483)	(15,483)
Balance at December 30, 2018	74,721,537	74,721	4,837,116	(3,250)	2,885,430	7,794,017
Issuance of common stock to Directors	100,000	100	18,400	-	-	18,500
Net loss for the three months
ended March 31, 2019	-	-	-	-	(34,207)	(34,207)
Balance at March 31, 2019	74,821,537	74,821	4,855,516	(3,250)	2,851,223	7,778,310
Net income for the three months
ended June 30, 2019	-	-	-	-	618,695	618,695
Balance at June 30, 2019	74,821,537	$ 74,821	$ 4,855,516	$ (3,250)	$ 3,469,918	$ 8,397,005

The accompanying notes are an integral part of these condensed financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended June 28, 2020 and June 30, 2019

	For the nine months ended
	June 28, 2020	June 30, 2019
OPERATING ACTIVITIES:
Net income	$986,872	$569,005
Reconciliation of net income to net cash
provided by operating activities:
Depreciation and amortization expense	385,833	345,597
Interest expense – debt financing cost amortization	2,625	1,680
Interest expense - loan discount amortization	2,997	-
Tornado damage asset write-offs	-	51,721
(Gain) loss on disposal of assets	-	15,847
Stock-based compensation	34,000	18,500
Changes in assets and liabilities
(Increase) decrease in inventory	1,480	(23,600)
(Increase) decrease in prepaid expenses	(15,396)	7,169
Increase (decrease) in accounts payable	(22,998)	(34,922)
Increase (decrease) in other current liabilities	432,004	197,151
Net cash provided by operating activities	1,807,417	1,148,148

INVESTING ACTIVITIES:
Acquisition of property and equipment	(461,465)	(432,501)
Acquisition of Aggieland Safari	(6,373,500)	-
Proceeds from the disposition of property and equipment	-	3,324
Net cash used in investing activities	(6,834,965)	(429,177)

FINANCING ACTIVITIES:
Payments on 2018 Term Loan	(154,446)	(147,030)
Proceeds from 2020 Term Loan	5,000,000	-
Proceeds from Paycheck Protection Program Loans	188,087	-
Debt financing costs	(62,375)	-
Net cash provided by (used in) financing activities	4,971,266	(147,030)

Net increase (decrease) in cash	(56,282)	571,941
Cash at beginning of period	3,787,815	2,674,260
Cash at end of period	$3,731,533	$3,246,201

Supplemental Cash Flow Information:
Cash paid for interest	$92,352	$56,570
Cash paid for income taxes	$124,000	$282,900

Non-Cash Investing and Financing Activities:
Note to Aggieland Safari Seller	$728,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 28, 2020

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

The Company owns and operates through wholly owned subsidiaries three regional theme parks and is in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. The Company’s wholly owned subsidiaries are Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”), Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”), and Aggieland-Parks, Inc., a Texas corporation (“Aggieland Wild Animal – Texas”). Wild Animal – Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”). Aggieland Wild Animal – Texas owns and operates the Aggieland Wild Animal Safari theme park near Bryan/College Station, Texas (the “Texas Park”). The Company acquired the Georgia Park on June 13, 2005, the Missouri Park on March 5, 2008, and the Texas Park on April 27, 2020.

The Parks are open year round but experience increased seasonal attendance, typically beginning in the latter half of March through early September. On a historical basis, the Company’s net sales for the third and fourth quarter of the last two fiscal years represented approximately 67% to 68% of annual net sales.

COVID-19

In March 2020, the World Health Organization characterized COVID-19, a disease caused by a novel strain of a coronavirus, as a pandemic. The rapid spread of COVID-19 has resulted in governmental authorities throughout the United States implementing a variety of containment measures with the objective of slowing the spread of the virus, including travel restrictions, shelter-in-place orders and business shutdowns. The COVID-19 pandemic and these containment measures have had, and could continue to have, a material impact on the Company’s business.

The rapid acceleration of the COVID-19 pandemic in the United States occurred at the beginning of the Company’s annual high season. The Company began to see a significant reduction in paid attendance at its Georgia and Missouri Parks beginning the week of March 9, 2020. Effective April 3, 2020, the Company’s Georgia and Missouri Parks were closed as a result of shelter-in-place mandates in Georgia and Missouri. Also note that prior to the Company’s acquisition of the Texas Park, its operations were suspended for the majority of April 2020 due to a shelter-in-place mandate in Texas.

In compliance with respective state issued guidelines, the Georgia Park and the Texas Park each reopened on May 1, 2020, and the Missouri Park reopened on May 4, 2020. Attendance levels have been strong at each of the Company’s three Parks from mid-May through the end of June 2020, which has continued through July. However, there may be longer-term negative impacts to the Company’s business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts include changes in customer behavior and preferences causing significant volatility or reductions in Park attendance, increases in operating expenses to comply with additional hygiene-related protocols, limitations in our ability to recruit and maintain staffing, limitations on our employees ability to work and travel, and significant changes in the economic or political conditions in the areas the Company’s Parks are located. Despite the Company’s efforts to manage these impacts, the ultimate impact may be material, and will depend on a number of factors beyond its control, including the duration and severity of the COVID-19 pandemic and actions by governmental authorities taken to contain its spread and mitigate its public health effects.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 28, 2020

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months and nine months ended June 28, 2020 and June 30, 2019 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. In the opinion of management interim results reflect all normal and recurring adjustments, and are not necessarily indicative of the results for a full fiscal year.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2019.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (Wild Animal – Georgia, Wild Animal – Missouri and Aggieland Wild Animal – Texas). All material inter-company accounts and transactions have been eliminated in consolidation.

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2020 fiscal year, September 27 will be the closest Sunday, and for the 2019 fiscal year, September 29 was the closest Sunday. Both fiscal years will be comprised of 52-weeks. This fiscal calendar aligns the Company’s fiscal periods closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had no accounts receivable as of June 28, 2020 and September 29, 2019, respectively.

Inventory: Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or market. Cost is determined on the first-in, first-out method. The gross profit method is used to determine the change in gift shop inventory for interim periods. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly. The Company had inventory of $203,721 and $195,201 as of June 28, 2020 and September 29, 2019, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 28, 2020

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	June 28, 2020	September 29, 2019	Depreciable Lives
Land	$6,486,180	$2,507,180	not applicable
Mineral rights	466,000	-	25 years
Ground improvements	2,174,701	1,142,926	7-25 years
Buildings and structures	3,721,729	3,023,569	10-39 years
Animal shelters and habitats	2,029,639	1,412,802	10-39 years
Park animals	1,174,284	559,425	5-10 years
Equipment - concession and related	307,771	184,441	3-15 years
Equipment and vehicles - yard and field	541,124	451,459	3-15 years
Vehicles - buses and rental	256,461	219,910	3-5 years
Rides and entertainment	208,148	204,778	5-7 years
Furniture and fixtures	10,427	10,427	5-10 years
Projects in process	33,568	100,616
Property and equipment, cost	17,410,032	9,817,533
Less accumulated depreciation	(3,582,361)	(3,197,128)
Property and equipment, net	$13,827,671	$6,620,405

Depreciation expense for the three months ended June 28, 2020 and June 30, 2019 totaled $150,633 and $114,999, respectively, and depreciation expense for the nine months ended June 28, 2020 and June 30, 2019 totaled $385,233 and $344,997, respectively.

Intangible assets: Intangible assets consist of franchising fees, which are reported at cost and are being amortized over a period of 60 months. Amortization expense on the Company’s intangible assets for the three months and nine months ended June 28, 2020 and June 30, 2019 totaled $200 and $600, in each period, respectively.

Impairment of Long-Lived Assets: The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered impaired, then impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.

Other Current Liabilities: The following is a breakdown of other current liabilities:

	June 28, 2020	September 29, 2019
Deferred revenue	$278,755	$100,704
Accrued income taxes	174,489	-
Accrued sales taxes	123,238	31,674
Accrued advertising	94,149	76,251
Accrued wages and payroll taxes	79,709	111,150
Accrued property taxes	53,369	59,723
Other accrued liabilities	51,455	4,658
Other current liabilities	$855,164	$384,160

Financial Instruments: The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short-term maturities. Securities that are publicly traded are valued at their fair market value as of the balance sheet date presented.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 28, 2020

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company’s major source of income is from park admissions, retail and concessions sales at its parks. Revenues from park admission fees are generally recognized upon receipt of payment at the time of the customers’ visit to the parks. Park admission fee revenues from advance online ticket purchases are deferred until the customers’ visit to the parks. Revenue from retail and concessions sales is generally recognized upon the concurrent receipt of payment and delivery of goods or services to the customer. The Company periodically sells surplus animals created from the natural breeding process that occurs within the parks. All animal sales are reported as a separate revenue line item. Sales taxes billed and collected are not included in revenue. Deferred revenues from advance online admission tickets were $278,755 and $100,704 as of June 28, 2020 and September 29, 2019, respectively.

Advertising and Market Development: The Company expenses advertising and marketing costs as incurred. Advertising expense for the three months ended June 28, 2020 and June 30, 2019 totaled $194,396 and $177,289, respectively, and advertising expense for the nine months ended June 28, 2020 and June 30, 2019 totaled $431,711 and $435,981, respectively.

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

June 28, 2020

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3. ACQUISITION

On April 27, 2020, the Company, through a newly formed subsidiary, Aggieland-Parks, Inc., a Texas corporation, acquired substantially all the assets of Aggieland Safari LLC, Ferrill Creek Ranch LLC, and Vernell Investments LLC (combined the “Aggieland Assets”), primarily consisting of the Aggieland Safari Adventure Zoo and Safari Park (“Aggieland Safari”), including animal inventory, real estate, mineral rights, and certain equipment and other assets necessary to operate Aggieland Wild Animal – Texas. Aggieland Wild Animal – Texas is situated on 250 acres of a 450-acre property, located approximately 25 miles northeast of Bryan/College Station, Texas and 120 miles northwest of downtown Houston. The total purchase price for the Aggieland Assets was $7,102,000, after determination of the fair value of the seller note. The transaction was financed with a $5,000,000 loan (the “2020 Term Loan”) from First Financial Bank, N.A. (“First Financial”), a seller note with a face value of $750,000 (the “Aggieland Seller Note”), and cash totaling $1,375,000. The 2020 Term Loan is secured by substantially all of the Aggieland Assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, with interest only payable monthly through April 2021. The Aggieland Seller Note represents a deferred portion of the purchase price, bears no interest, has a maturity date of June 30, 2021 and is secured by a second priority subordinated lien and security interest in the acquired mineral rights and the animal inventory. The Company applied a 2.5% discount rate to determine a fair value of $728,500 for the Aggieland Seller Note as of April 27, 2020.

The following table sets forth the purchase consideration paid to the members of Aggieland Safari and the amount of assets acquired and liabilities assumed as of the acquisition date:

Sources of consideration paid to Aggieland Safari Members:
Cash advances	$125,000
Cash at closing	1,250,000
2020 Term Loan	5,000,000
Aggieland Seller Note	728,500
Less cash received	(1,500)
Total consideration	$7,102,000

Preliminary purchase price allocation:
Inventories	$10,000
Property and equipment	7,131,000
Deferred revenue	(39,000)
Total net assets acquired	$7,102,000

The purchase price has been preliminarily allocated based on an estimate of the fair value of assets acquired and liabilities assumed as of the acquisition date. The determination of estimated fair value requires management to make significant estimates and assumptions. The final valuation of assets acquired and liabilities assumed is expected to be completed as soon as possible but no later than one year from the acquisition date. The Company will adjust its estimates as needed upon the final valuation.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 28, 2020

NOTE 3. ACQUISITION (CONTINUED)

The following table presents supplemental pro forma information for the nine month period ended June 28, 2020 as if the acquisition had occurred at the beginning of the Company’s 2019 fiscal year. The unaudited pro forma information includes adjustments for depreciation expense on property and equipment acquired, interest expense on debt incurred related to the acquisition, and the related income tax effects, as well as the elimination of property and equipment impairment charges recorded by Aggieland Safari prior to the acquisition. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected at the beginning of the Company’s 2019 fiscal year.

For the nine months ended June 28, 2020
Total net sales	$5,617,050

Net income	$803,860

Income per share - basic and diluted	$0.01

NOTE 4. LONG-TERM DEBT

On April 27, 2020, the Company acquired Aggieland Wild Animal – Texas., see “NOTE 3. ACQUISITION”, financing the transaction with the 2020 Term Loan from First Financial and the Aggieland Seller Note. The 2020 Term Loan in the original principal amount of $5,000,000 from First Financial, is secured by substantially all of the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, with interest only payable monthly through April 2021. The Company paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. The Aggieland Seller Note represent a deferred portion of the purchase price, has a face value of $750,000, bears no interest, has a maturity date of June 30, 2021, and is secured by a second priority subordinated lien and security interest in the acquired mineral rights and the animal inventory. The Company applied a 2.5% discount rate to determine a fair value of $728,500 for the Aggieland Seller Note as of April 27, 2020 and the resulting $21,500 discount will be amortized as interest expense over the 14 month period until the note matures. Including the remaining unamortized discount, the recorded value of the Aggieland Seller Note as of June 28, 2020 was $731,497.

As a result of the significant negative economic impacts and uncertainties caused by the COVID-19 pandemic, Wild Animal – Georgia and Wild Animal – Missouri each applied for Paycheck Protection Program (“PPP”) loans. On April 14, 2020 and April 16, 2020, the Company received two unsecured PPP loans totaling $188,087. Including accrued interest, the principal outstanding on the Company’s PPP loans was $188,479 as of June 28, 2020. The PPP was established under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of the PPP loans is two years, with an interest rate of 1.0% per annum. All payments are deferred for the first six month term of the PPP loans, with accrued interest being added to the principal during the payment deferral period. After the initial six-month deferral period, monthly principal and interest payments will be due until maturity for any portion of the PPP loans not forgiven. Under the terms of the CARES Act, some or all of the PPP loan proceeds are eligible to be forgiven. The amount of the loans eligible to be forgiven are based on the use of the proceeds for payroll costs, mortgage interest, rent or utility costs, and the maintenance of employee and compensation levels, subject to limitations and ongoing rulemaking by the SBA. While not assured, the Company anticipates a substantial portion of its PPP loan proceeds will be used for costs that are eligible for forgiveness, based on the current SBA guidelines.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 28, 2020

NOTE 4. LONG-TERM DEBT (CONTINUED)

Interest expense of $64,165 and $18,811 for the three months ended June 28, 2020 and June 30, 2019, respectively, includes $1,505 and $560 of amortization of debt financing costs, respectively. Interest expense of $99,077 and $57,632 for the nine months ended June 28, 2020 and June 30, 2019, respectively, includes $2,625 and $1,680 of amortization of debt financing costs, respectively. In addition, interest expense for the three months and nine months ended June 28, 2020 includes $2,997 of loan discount amortization expense in each period.

The following table represents the aggregate of the Company’s outstanding long-term debt:

	As of
	June 28, 2020	September 29, 2019
Loan principal outstanding	$7,155,281	$1,371,248
Less: unamortized debt financing costs	(72,630)	(12,880)
Less: unamortized discount on note payable	(18,503)	-
Gross long-term debt	7,064,148	1,358,368
Less current portion of long-term debt,
net of unamortized costs and discount	(354,425)	(204,355)
Long-term debt	$6,709,723	$1,154,013

As of June 28, 2020, the scheduled future principal maturities of the Company’s long-term debt by fiscal year are as follows:

2020	$52,694
2021	1,242,904
2022	702,502
2023	661,959
2024	696,447
thereafter	3,798,775
Total	$7,155,281

NOTE 5. LINE OF CREDIT

On July 11, 2018, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed the 2018 Refinancing with Synovus. The 2018 Refinancing includes a line of credit of up to $350,000 (the “2018 LOC”). The 2018 LOC bears interest at a rate of 4.75% and interest only payments are due monthly. The 2018 LOC is secured by a security deed on the assets of Wild Animal – Georgia. The 2018 LOC matures on July 11, 2021, with an option to renew for an additional three-year term. If necessary, the Company intends to utilize the 2018 LOC to fund seasonal working capital needs. As of June 28, 2020 and September 29, 2019, respectively, there was no outstanding balance against the Company’s LOC. When applicable, any advance on a Company LOC is recorded as a current liability.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 28, 2020

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

Officers, Directors and their controlled entities own approximately 52.0% of the outstanding common stock of the Company as of June 28, 2020.

NOTE 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Employment Agreements:

Effective June 1, 2020, the Company and Dale Van Voorhis, the Company’s Chairman and Chief Executive Officer, entered into the “2020 Van Voorhis Employment Agreement”. Pursuant to the 2020 Van Voorhis Employment Agreement, Mr. Van Voorhis receives an initial base annual compensation in the amount of $100,000 per year, subject to annual review by the Board of Directors. The 2020 Van Voorhis Employment Agreement has a term of two years and entitles Mr. Van Voorhis to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

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

Effective May 1, 2018, the Company entered into an employment agreement with Michael D. Newman (the “Newman Employment Agreement”) to serve as the Company’s Vice President of Safari Operations. Mr. Newman had been the general manager of Wild Animal – Georgia since February 2011. Pursuant to the Newman Employment Agreement, Mr. Newman received an initial base annual compensation of $95,000 per year, subject to annual review by the Board of Directors. Mr. Newman also received a $5,000 signing bonus. Effective May 1, 2020, Mr. Newman’s annual compensation was set at $108,000. The Newman Employment Agreement has a term of five years and entitles Mr. Newman to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause ($291,700 in aggregate) or (ii) in the event of a change in control of the Company ($506,700 in aggregate), as well as disability and death payment provisions ($141,500 in aggregate).

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 28, 2020

NOTE 8. INCOME TAXES

For the nine month period ended June 28, 2020, the Company reported pre-tax income of $1,331,772. For the fiscal year ending September 27, 2020, the Company expects to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 26.0%. The Company recorded a net income tax provision of $344,900 for the nine month period ended June 28, 2020, comprised of a federal expense of $263,200 and a State of Georgia expense of $81,700. The Company’s net income tax provision for the nine month period ended June 30, 2019 was a tax expense of $221,500, comprised of a federal expense of $151,400 and a State of Georgia expense of $70,100.

NOTE 9. COMMITMENTS AND CONTINGENCIES

On May 21, 2019, the Company’s Missouri Park was struck by a tornado and sustained property damage, primarily to the “walk about”, the more traditional zoo-like section of the park, as well as to several auxiliary buildings. The park was closed at the time of this event and no employees were injured. While a few animals sustained non-life threatening injuries, no animals were killed or escaped.

As a result of the tornado damage, through September 29, 2019, the Company had written-off $56,339 related to the net book value of property destroyed and damaged, and incurred $24,105 of cleanup and repair expenses. Through September 29, 2019, the Company had capitalized $66,376 of expenditures related to improvements associated with the tornado damage. The Company capitalized an additional $82,585 of improvements associated with the tornado damage during the nine months ended June 28, 2020. On April 15, 2020, the Company received $24,373 of insurance proceeds, partially offsetting the costs and expenses incurred in the recovery from the tornado damage.

On August 14, 2019, Marlton Wayne LP (“Marlton”) filed a complaint in the Eighth Judicial District Court, Clark County, Nevada (case no. A-19-800214-8) (the “Complaint”), seeking ten categories of documents from the Company. This Complaint followed a letter from Marlton sent on July 22, 2019, demanding an inspection of certain books and records of the Company. On March 13, 2020, the Company and Marlton entered into an agreement to dismiss the case without prejudice, with each party reserving their respective rights as related to attorney fees.

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

June 28, 2020

NOTE 10. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended		For the nine months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Total net sales:
Georgia	$2,376,593	$1,795,262	$3,906,651	$3,614,584
Missouri	464,540	341,199	672,924	542,598
Texas	379,075	-	379,075	-
Consolidated	$3,220,208	$2,136,461	$4,958,650	$4,157,182

Income (loss) before income taxes:
Georgia	$1,666,295	$1,094,596	$2,077,917	$1,784,071
Missouri	123,448	(65,389)	(190,241)	(377,141)
Texas	126,432	-	126,432	-
Segment total	1,916,175	1,029,207	2,014,108	1,406,930
Corporate	(167,328)	(178,744)	(602,056)	(580,154)
Other income, net	3,293	5,843	18,797	21,361
Interest expense	(64,165)	(18,811)	(99,077)	(57,632)
Consolidated	$1,687,975	$837,495	$1,331,772	$790,505

	As of
	June 28, 2020	September 29, 2019
Total assets:
Georgia	$7,266,668	$7,910,710
Missouri	2,819,823	2,690,572
Texas	7,597,895	-
Corporate	253,608	162,054
Consolidated	$17,937,994	$10,763,336

NOTE 10. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 28, 2020 to the date these financial statements were issued and has determined that no material subsequent events have occurred from the date of these unaudited consolidated financial statements through the date of filing.

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

Our actual results may differ significantly from those projected in the forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "RISK FACTORS" in this Quarterly Report, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: competition from other Parks, weather conditions during our primary tourist season, the price of animal feed and the price of gasoline. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot guarantee future results, levels of activity, performance or achievements. Additional risks have been added to our business by the near-term and long-term impacts of the COVID-19 pandemic on the operations of our Parks, including customers perceptions of engaging in the activities involved in visiting our Parks, our ability to hire and retain employees in light of the issues posed by the COVID-19 pandemic, and our ability to maintain sufficient cash to fund operations due to the possible negative impact on our Park revenues associated with potential future disruptions in demand as a result of the pandemic.

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

Overview

Through our wholly owned subsidiaries, we own and operate three regional theme parks and are in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. Our wholly owned subsidiaries are Wild Animal Safari, Inc., a Georgia corporation (“Wild Animal – Georgia”), Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”), and Aggieland-Parks, Inc., a Texas corporation (“Aggieland Wild Animal – Texas”). Wild Animal – Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”). Aggieland Wild Animal – Texas owns and operates the Aggieland Wild Animal Safari theme park near Bryan/College Station, Texas (the “Texas Park”). On April 27, 2020, we acquired substantially all the assets of Aggieland Safari LLC and related entities (“Aggieland Safari”), for additional information see “NOTE 3. ACQUISITION” of the Notes to the Consolidated Financial Statements (Unaudited).

Our Parks are open year round but experience increased seasonal attendance, typically beginning in the latter half of March through early September. On a historical basis, our net sales for the third and fourth quarter of our last two fiscal years represented approximately 67% to 68% of annual net sales.

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

The rapid acceleration of the COVID-19 pandemic in the United States occurred at the beginning of our 2020 fiscal year annual high season. We began to see a significant reduction in paid attendance at our Georgia and Missouri Parks beginning the week of March 9, 2020. Effective April 3, 2020, both Parks were closed as a result of shelter-in-place mandates in Georgia and Missouri. Also note that prior to our acquisition of our Texas Park, its operations were suspended for the majority of April 2020 due to a shelter-in-place mandate in Texas.

In compliance with respective state issued guidelines, our Georgia Park and our Texas Park each reopened on May 1, 2020, and our Missouri Park reopened on May 4, 2020. Attendance levels have been strong at each of our three Parks from mid-May through the end of June 2020, which has continued through July. While our business has experienced a near-term rebound, there may be longer-term negative impacts to our business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts include changes in customer behavior and preferences causing significant volatility or reductions in attendance at one or more of our Parks, increases in operating expenses to comply with additional hygiene-related protocols, limitations in our ability to recruit and maintain staffing, limitations on our employees ability to work and travel, and significant changes in the economic or political conditions in the areas the our Parks are located. Despite our efforts to manage these impacts, the ultimate impact may be material, and will depend on a number of factors beyond our control, including the duration and severity of the COVID-19 pandemic and actions by governmental authorities taken to contain its spread and mitigate its public health effects.

Strong growth in our annual operating cash flow over the past five to six years has provided us with incremental cash flow, and provided us with the financial strength to complete the Aggieland Safari acquisition. However, our current size and operating model leave us little room for error. Any future capital raised by us is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, us may not be sufficient to fund our capital and liquidity needs for the near-term.

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

Results of Operations For the Three Month Period Ended June 28, 2020 as Compared to Three Month Period Ended

June 30, 2019

The following table shows our consolidated and segment operating results for the three month periods ended June 28, 2020 and June 30, 2019:

.	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2020	2019	2020	2019	2020	2019	2020	2019
Total net sales	$ 2,376,593	$ 1,795,262	$ 64,540	$ 341,199	$ 379,075	$ -	$ 3,220,208	$ 2,136,461
Segment income (loss) from operations	1,666,295	1,094,596	123,448	(65,389)	126,432	-	1,916,175	1,029,207
Segment operating margin %	70.10%	61.00%	26.60%	-19.2%	33.40%	na	59.50%	48.20%

Corporate expenses							(167,328)	(178,744)
Other income, net							3,293	5,843
Interest expense							(64,165)	(18,811)
Income before income taxes							$ 1,687,975	$ 837,495

Total Net Sales

Our total net sales for the three month period ended June 28, 2020 were $3,220,208, an increase of $1,083,747 or 50.7% versus the three month period ended June 30, 2019. Our Parks’ combined attendance based net sales increased by $1,087,378 or 51.4%, while animal sales decreased by $3,631. Excluding our recently acquired Texas Park, our attendance based net sales increased by $710,588 or 33.6%, while animal sales decreased by $5,916. Each of our Parks were closed to the public during the majority of April 2020 as a result of COVID-19 pandemic related state level shelter-in-place mandates. Subsequent to reopening in early May 2020, each of our Parks has experienced strong attendance levels.

Our Georgia Park’s attendance based net sales increased by $586,276 or 32.8%, to $2,375,477, while animal sales decreased by $4,945 to $1,116. Our Missouri Park’s attendance based net sales increased by $124,312 or 38.0%, to $451,260, while animal sales decreased by $971 to $13,280. Subsequent to the acquisition of our Texas Park on April 27, 2020, it has generated attendance based sales of $376,790 and animal sales of $2,285.

For the three month period ended June 28, 2020, paid attendance at our Georgia Park and our Missouri Park increased by 31.9% and 33.5%, respectively.

Segment Operating Margin

Our consolidated segment operating margin increased by $886,968, resulting in a segment income from operations of $1,916,175 for the three month period ended June 28, 2020, compared to segment income from operations of $1,029,207 for the three month period ended June 30, 2019. Excluding our recently acquired Texas Park, our segment income from operations increased by $760,536. Our Georgia Park’s segment operating income was $1,666,295, resulting in an increase of $571,699, principally as a result of higher attendance based net sales and lower advertising expense, partially offset by higher cost of sales. Our Missouri Park generated a segment operating income of $123,448, a net improvement of $188,837. Excluding tornado damage asset write-offs and expenses of $70,944 during the three month period ended June 30, 2019, our Missouri Park’s segment operating income increased by $117,893, primarily as a result of higher attendance based net sales, partially offset by higher cost of sales and higher overall operating expenses. Subsequent to its acquisition on April 27, 2020, our Texas Park generated segment income of $126,432.

Corporate Expenses

Corporate spending decreased by $11,416 to $167,328 during the three month period ended June 28, 2020, primarily due to lower professional fees, partially offset by higher insurance expense.

Other Income, Net

Other income, net decreased by $2,550, to $3,293, primarily as a result of lower interest income.

Interest Expense

Interest expense for the three month period ended June 28, 2020 was $64,165, an increase of $45,354 compared with the three month period ended June 30, 2019, primarily as a result of debt incurred related to the Texas Park acquisition on April 27, 2020.

Income Taxes

For the three month period ended June 28, 2020, we reported pre-tax income of $1,687,975. For the fiscal year ending September 27, 2020 we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 26.0%. Based on the year-to-date mix of federal and state income, we recorded an income tax expense of $421,800 for the three month period ended June 28, 2020.

Net Income and Income Per Share

For the three month period ended June 28, 2020, we reported a net income of $1,266,175 or $0.02 per basic share and per fully diluted share, compared to a net income of $618,695 or $0.01 per basic share and per fully diluted share, for the three month period ended June 30, 2019, resulting in an increase of $647,480. Excluding the $56,044 after-tax impact of our Missouri Park tornado damage asset write-offs and expenses in the prior year, our net income for the three month period ended June 28, 2020 increased $591,436. Excluding the impacts of the tornado damage asset write-offs and expenses in the prior year, the increase in our net income is attributable to a $571,699 increase in segment income for our Georgia Park, a $117,893 increase in the segment income of our Missouri Park, $126,432 of segment income generated by our Texas Park, and a $11,416 decrease in Corporate expenses, partially offset by a $45,354 increase in interest expense, a $2,550 decrease in other income, and a $188,100 increase in our income tax provision.

Results of Operations For the Nine Month Period Ended June 28, 2020 as Compared to Nine Month Period Ended

June 30, 2019

The following table shows our consolidated and segment operating results for the nine month periods ended June 28, 2020 and June 30, 2019:

.	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2020	2019	2020	2019	2020	2019	2020	2019
Total net sales	$ 3,906,651	$ 3,614,584	$ 672,924	$ 542,598	$ 379,075	$ -	$ 4,958,650	$ 4,157,182
Segment income (loss) from operations	2,077,917	1,784,071	(190,241)	(377,141)	126,432	-	2,014,108	1,406,930
Segment operating margin %	3,906,651	3,614,584	672,924	542,598	379,075	na	40.6%	33.8%
								(580,154)
Corporate expenses							(602,056)	21,361
Other income, net							18,797	(57,632)
Interest expense							(99,077)	790,505
Income before income taxes							$ 1,331,772	$ 4,157,182

Total Net Sales

Our total net sales for the nine month period ended June 28, 2020 were $4,958,650, an increase of $801,468 or 19.3% versus the nine month period ended June 30, 2019. Our Parks’ combined attendance based net sales increased by $812,800 or 19.8%, while animal sales decreased by $11,332. Excluding our recently acquired Texas Park, our attendance based net sales increased by $436,010 or 10.6%, while animal sales decreased by $13,617. Each of our Parks were closed to the public during the majority of April 2020 as a result of COVID-19 pandemic related state level shelter-in-place mandates. Subsequent to reopening in early May 2020, each of our Parks has experienced strong attendance levels.

Our Georgia Park’s attendance based net sales increased by $305,845 or 8.5%, to $3,884,586, while animal sales decreased by $13,778, to $22,065. Our Missouri Park’s attendance based net sales increased by $130,165 or 24.8%, to $656,081, and animal sales increased by $161 to $16,843. Subsequent to the acquisition of our Texas Park on April 27, 2020, it has generated attendance based sales of $376,790 and animal sales of $2,285.

For the nine month period ended June 28, 2020, paid attendance at our Georgia Park and our Missouri Park increased by 11.0% and 21.5%, respectively.

Segment Operating Margin

Our consolidated segment operating margin increased by $607,178, resulting in a segment income from operations of $2,014,108 for the nine month period ended June 28, 2020, compared to segment income from operations of $1,406,930 for the nine month period ended June 30, 2019. Excluding our recently acquired Texas Park, our segment income from operations increased by $480,746. Our Georgia Park’s segment operating income was $2,077,917, resulting in an increase of $293,846, principally as a result of higher attendance based net sales, and lower advertising and maintenance expenses, partially offset by higher cost of sales, and higher compensation and deprecation expenses, as well as lower animal sales. Our Missouri Park generated a segment operating loss of $190,241, a decrease of $186,900. Excluding tornado damage insurance recovery of $24,373 during our 2020 fiscal year, as well as the associated asset write-offs and expenses of $70,944 during our 2019 fiscal year, our Missouri Park’s segment operating loss decreased by $91,583, primarily as a result of higher attendance based net sales and lower other asset write-offs, partially offset by higher cost of sales and higher overall operating expenses. Subsequent to its acquisition on April 27, 2020, our Texas Park generated segment income of $126,432

Corporate Expenses

Corporate spending increased by $21,902 to $602,056 during the nine month period ended June 28, 2020, primarily due to higher professional fees and insurance expense, partially offset by lower compensation expense. Professional fees for the nine month period ended June 28, 2020 included approximately $93,200 associated with Aggieland Safari acquisition due diligence and related services, as well as approximately $38,700 in legal fees associated with the Marlton books and records matter. For the nine month period ended June 30, 2019, we recorded an expense of approximately $88,000 pursuant to the death benefit terms of the 2017 Meikle Employment Agreement.

Other Income, Net

Other income, net decreased by $2,564, to $18,797, primarily as a result of lower interest income.

Interest Expense

Interest expense for the nine month period ended June 28, 2020 was $99,077, an increase of $41,445 compared with the nine month period ended June 30, 2019, primarily as a result of debt incurred related to the Texas Park acquisition on April 27, 2020.

Income Taxes

For the nine month period ended June 28, 2020, we reported pre-tax income of $1,331,772. For the fiscal year ending September 27, 2020 we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 26.0%. Based on the year-to-date mix of federal and state income, we recorded income tax expense of $344,900 for the nine month period ended June 28, 2020.

Net Income and Income Per Share

For the nine month period ended June 28, 2020, we reported a net income of $986,872 or $0.01 per basic share and per fully diluted share, compared to a net income of $569,005 or $0.01 per basic share and per fully diluted share, for the nine month period ended June 30, 2019, resulting in an increase of $417,867. Excluding $19,273 after-tax impact of the 2020 fiscal year Missouri Park insurance recovery, as well as the $56,044 after-tax impact of the associated tornado damage asset write-offs and expenses our 2019 fiscal year, our net income for the three month period ended June 28, 2020 increased $342,550. Excluding items, the increase in our net income is attributable to a $293,846 increase in segment income for our Georgia Park, a $91,583 decrease in the segment loss of our Missouri Park, and $126,432 of segment income generated by our Texas Park, partially offset by a $41,445 increase in interest expense, a $21,902 increase in Corporate expenses, a $2,564 decrease in other income, and a $103,400 increase in our income tax provision.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Historically, our slow season starts after Labor Day in September and runs until Spring Break, which typically begins toward the end of March. The first and second quarters of our fiscal year have historically generated negative cash flow, requiring us use cash generated from prior fiscal years, as well as borrowing on a seasonal basis, to fund operations and prepare our Parks for the busy season during the third and fourth quarters of our fiscal year. As a result of our improved cash position, during our 2020 and 2019 fiscal years we did not utilize any seasonal borrowing.

As a result of the initial negative impacts of the COVID-19 pandemic on our attendance revenues, we took actions to reduce spending while our Parks were closed during the majority of April 2020. We also secured Paycheck Protection Program (“PPP) loans primarily to support the payroll for our employees during the Park closures and uncertainties of when we would be able to reopen our Parks. The PPP was established under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020, and is administered by the U.S. Small Business Administration (the “SBA”). During the next twelve to eighteen months our focus will be on running our Parks in a manner that supports the health and safety of our guests, employees and animals, at the same time prudently managing our cash flows. Any significant slowdown in revenues or unusual capital outlays may require us to reduce spending and potentially seek additional capital.

Our working capital was $2.82 million as of June 28, 2020, compared to $3.45 million as of September 29, 2019. This decrease in working capital primarily relates to net cash used in capital investment spending during the nine month period ended June 28, 2020, as well as an increases in accrued liabilities and current debt.

Total loan debt, including current maturities, as of June 28, 2020 was $7.06 million compared to $1.36 million as of September 29, 2019. The increase in total loan debt is the result of the Texas Park acquisition on April 27, 2020, partially offset by scheduled payments against our 2018 term loan during the nine months ended June 28, 2020. There were no borrowings on our Synovus Bank (“Synovus”) LOC as of June 28, 2020 and September 29, 2019, respectively.

As of June 28, 2020, we had equity of $9.95 million and total loan debt of $7.06 million, resulting in a debt to equity ratio of 0.71 to 1.0 compared to 0.15 to 1.0 as of September 29, 2019.

Operating Activities

Net cash provided by operating activities was $1,807,417 for the nine month period ended June 28, 2020, compared $1,148,148 for the nine month period ended June 30, 2019, an increase of $659,269, primarily as a result of a higher net income and lower net working capital uses.

Investing Activities

Net cash used in investing activities was $6,834,965 for the nine month period ended June 28, 2020, compared to $429,177 for the nine month period ended June 30, 2019, an increase of $6,405,788, primarily due to the Texas Park acquisition on April 27, 2020. During the nine month period ended June 28, 2020, we invested $461,465 related to capital improvements at our Parks, compared to $432,501 during the nine month period ended June 30, 2019.

Financing Activities

Net cash provided by financing activities was $4,971,266 for the nine month period ended June 28, 2020, compared to net cash used in financing activities of $147,030 for the nine month period ended June 30, 2019. Net cash provided by Texas Park acquisition related financing activities totaled $4,937,625, and $188,087 was provided by PPP loans. Cash used in financing activities for scheduled payments against our 2018 Term Loan totaled $154,446 for the nine months ended June 28, 2020, compared to $147,030 in the prior year, an increase of $7,416.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended June 28, 2020 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On August 14, 2019, Marlton Wayne LP (“Marlton”) filed a complaint in the Eighth Judicial District Court, Clark County, Nevada (case no. A-19-800214-8) (the “Complaint”), seeking ten categories of documents from us. This Complaint followed a letter from Marlton sent us on July 22, 2019, demanding an inspection of certain books and records of the Company. On March 13, 2020, we entered into agreement with Marlton to dismiss the case without prejudice, with each party reserving their respective rights as related to attorney fees.

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

Risk Factors Relating to Our Business:

The COVID-19 pandemic and measures taken in response thereto may have a material negative impact on our business, results of operations and cash flows, and financial condition. The extent of the impact is dependent upon future developments, which are highly uncertain and difficult to predict.

In March 2020, the World Health Organization characterized COVID-19, a disease caused by a novel strain of a coronavirus, as a pandemic. The rapid spread of COVID-19 has resulted in governmental authorities throughout the United States implementing a variety of containment measures with the objective of slowing the spread of the virus, including travel restrictions, shelter-in-place orders and business shutdowns. The COVID-19 pandemic and these containment measures have the potential to have a material impact on the Company’s business.

We began to see a significant reduction in paid attendance at our Georgia and Missouri Parks beginning the week of March 9, 2020. Effective April 3, 2020, both Parks were closed as a result of shelter-in-place mandates in Georgia and Missouri. Also note that prior to the Company’s acquisition of the Texas Park, its operations were suspended for the majority of April 2020 due to a shelter-in-place mandate in Texas. In compliance with respective state issued guidelines, our Georgia Park reopened on May 1, 2020 and our Missouri Park reopened on May 4, 2020, with the drive-through portion of our Texas Park reopening on May 1, 2020 and the park was fully reopened May 15, 2020. Attendance levels have been strong at each of the Company’s three Parks from mid-May through the end of June 2020, which has continued through July.

While our business has experienced a near-term rebound, there may be longer-term negative impacts to our business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts include changes in customer behavior and preferences causing significant volatility or reductions in Park attendance, increases in operating expenses to comply with additional hygiene-related protocols, limitations in our ability to recruit and maintain staffing, limitations on our employees ability to work and travel, and significant changes in the economic or political conditions in the areas the our Parks are located. Despite our efforts to manage these impacts, the ultimate impact may be material, and will depend on a number of factors beyond our control, including the duration and severity of the COVID-19 pandemic and actions by governmental authorities taken to contain its spread and mitigate its public health effects.

The extent and duration of longer-term impacts of the COVID-19 pandemic on customer perceptions of our Parks are largely uncertain and dependent upon future developments that cannot be accurately predicted. There is no recent historical precedent that provides insights into the longer-term impacts that the COVID-19 pandemic will have on consumer behavior. As a result, the ultimate impact is highly uncertain and subject to change. We do not yet know the full extent COVID-19 will have on our overall business, results of operations and cash flows, and financial position. COVID-19 and the resulting economic disruptions have also led to significant volatility in the capital markets. As a smaller public company, our ability to access cash is already difficult and the impacts of COVID-19 on capital markets has likely had negatively impacted our ability to raise additional capital at a reasonable cost.

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

In addition to competing with other themed and amusement parks, our venues compete with other types of recreational venues and entertainment alternatives, including but not limited to movies, sports attractions, vacation travel and video games. There can be no assurance that we will successfully differentiate ourselves from these entertainment alternatives or that consumers will consider our entertainment offerings to be more appealing than those of our competitors. The increasing availability and quality of technology-based entertainment has provided families with a wider selection of entertainment alternatives in their homes, including home entertainment units, in-home and online gaming, as well as on-demand streaming video and related access to various forms of entertainment. In addition, traditional theme parks have been able to reduce the cost and increase the variety of their attractions by implementing technologies that cannot be readily incorporated by wild animal attractions such as our Georgia, Missouri and Texas Parks.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Employment Agreement with Dale Van Voorhis dated June 1, 2020.

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

PARKS! AMERICA, INC.

August 6, 2020	By:	/s/ Dale Van Voorhis
Dale Van Voorhis Chief Executive Officer (Principal Executive Officer)