Form 10-K
period 2020-09-27
PARKS AMERICA, INC
filed 2020-12-15
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2020

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

Common Stock, par value $0.001 per share
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

Yes [X] No [   ] .

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes [   ] No [X]

The aggregate market value of the issued and outstanding stock held by non-affiliates of the registrant of the Company's common stock as of March 29, 2020 (the last day of the most recently completed second quarter), was approximately $3,024,000. For purposes of the above statement only, all directors, executive officers and 10% stockholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of December 10, 2020, the issuer had 75,021,537 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2020

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

PART I

ITEM 1. BUSINESS

Overview

Parks! America, Inc., through our wholly owned subsidiaries, owns and operates three regional theme parks and is in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. Our wholly owned subsidiaries are Wild Animal Safari, Inc., a Georgia corporation (“Wild Animal – Georgia”), Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”), and Aggieland-Parks, Inc., a Texas corporation (“Aggieland Wild Animal – Texas”). Wild Animal – Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”). Aggieland Wild Animal – Texas owns and operates the Aggieland Wild Animal Safari theme park near Bryan/College Station, Texas (the “Texas Park”). We acquired our Georgia Park on June 13, 2005, our Missouri Park on March 5, 2008, and our Texas Park on April 27, 2020.

Our Parks are open year round but experience increased seasonal attendance, typically beginning in the latter half of March through early September. As a result, our combined third and fourth quarter net sales have historically ranged from 68% to 72% of our annual net sales.

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

Wild Animal Safari, Inc. – Our Georgia Park

On June 13, 2005, Wild Animal – Georgia acquired our Georgia Park in Pine Mountain, Georgia. Our Georgia Park is situated within a 200-acre portion of a 500-acre plot, which is owned by Wild Animal – Georgia, located approximately 75 miles southwest of Atlanta. Our Georgia Park includes a drive-through animal viewing area that opened in 1991. It is home to over 500 animals, birds and reptiles, comprised of over 65 species. The majority of the animals roam wild in a natural habitat. Visitors are able to observe, photograph and feed the animals along the paved road that runs through the drive-through section of our Georgia Park’s natural habitat area. Some animals are contained in special fenced-in areas within the natural habitat, drive-through section of our Georgia Park, while others are located in a more traditional zoo-like walk through section. Also within our Georgia Park is our reptile house, located next to our petting zoo, featuring reptiles from several continents.

Wild Animal, Inc. – Our Missouri Park

Wild Animal – Missouri purchased our Missouri Park as of March 5, 2008. Our Missouri Park is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and approximately 45 miles north of Branson. Our Missouri Park is a drive-through wild animal park with a five-mile course permitting access to approximately 400 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout the natural habitat. Visitors are able to observe, photograph and feed the animals along the paved roads that run throughout the drive-through section of our Missouri Park’s natural habitat area. Some animals are contained in special fenced-in areas within the natural habitat, drive-through section of our Missouri Park and other animals are located in a more traditional zoo-like atmosphere. During our 2013 fiscal year, we opened a reptile house within the more traditional zoo-like area of our Missouri Park, featuring reptiles from several continents. During our 2018 fiscal year, we made a significant investment in acquiring a baby female giraffe for our Missouri Park. During our 2020 fiscal year, we completed an expanded Giraffe Barn, which allows our guests to view and feed our giraffes year round.

Aggieland-Parks, Inc. – Our Texas Park

Aggieland Wild Animal – Texas acquired our Texas Park on April 27, 2020. Our Texas Park is situated on 250 acres of a 450-acre property, located approximately 25 miles northeast of Bryan/College Station, Texas and 120 miles northwest of downtown Houston. Our Texas Park includes a drive-through animal viewing area that opened in 2019. It is home to over 550 animals, birds and reptiles, comprised of over 70 species. The majority of the animals roam wild in a natural habitat. Visitors are able to observe, photograph and feed the animals along crushed-gravel road that runs throughout the drive-through section of our Texas Park’s natural habitat area. Our Texas Park also includes a 20 acre walk through Adventure Zoo, featuring outdoor and indoor animal exhibits, a reptile barn, two aviaries, extensive giraffe and tortoise encounter areas, an otter display, and a large hippopotamus enclosure and pond.

Animal Park Operations

Park revenues are primarily derived from admission fees, food and beverage sales, gift shop and specialty item sales, and sales of animal food. We also provide vehicle rentals at our Georgia Park. Management’s plans to grow revenues at each of our Parks include ongoing improvements to existing facilities, making each Park more attractive to visitors and developing unused acreage. We also believe that increasing local and regional awareness of each Park via advertising and promotion is a critical element of our revenue growth plans, especially for our Texas and Missouri Parks.

In addition to the animal environments, each of our Parks contain a gift shop, a restaurant or concessions, and picnic areas. We sell food and beverages in our restaurants or concession areas, and a variety of items in our gift shops, including shirts, hats, specialty items, educational books and toys about animals of the world, as well as other toys and animal themed novelty items. Our 2021 fiscal year plans include significantly expanding the guest food service capabilities and offerings at our Texas Park.

The majority of the animals at each of our Parks were born on-site or domestically acquired. We rarely import animals and have not imported any animals in the past 10 years. Auctions and sales of animals across the United States occur often and we may acquire animals in these auctions if we see an opportunity to enhance our Parks. As a result of natural breeding, animal populations at our Parks tend to grow overtime. Periodically, we sell surplus animals born at each Park, and these proceeds are recorded as revenue. The periodic acquisition and sale of animals is also part of our herd and genetic management program. From time-to-time, we may also relocate animals between our Parks as part of this program.

Employees

Our Georgia Park has approximately 18 full-time employees. During our Georgia Park’s prime attendance season, which typically begins in the latter half of March and extends through early September, we generally engage up to 25-30 additional part-time and seasonal employees. Our Missouri Park has approximately nine full-time employees and engages in the range of 10-12 additional part-time and seasonal employees during the peak season. Our Texas Park has approximately 12 full-time employees and engages in the range of 15-18 additional part-time and seasonal employees. We also engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good. Parks! America has four officers who oversee the strategy of the Company, the operations of our Parks, as well as the overall financial activities, controls and reporting for the Company and each Park.

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

We began to see a significant reduction in paid attendance at our Georgia and Missouri Parks beginning the week of March 9, 2020. Effective April 3, 2020, both Parks were closed to the public as a result of shelter-in-place mandates in Georgia and Missouri. Prior to the Company’s acquisition of the Texas Park, its operations were also closed to the public for the majority of April 2020 due to a shelter-in-place mandate in Texas. In compliance with respective state issued guidelines, our Georgia Park reopened on May 1, 2020 and our Missouri Park reopened on May 4, 2020, with the drive-through portion of our Texas Park reopening on May 1, 2020 and the park was fully reopened on May 15, 2020. Since we reopened each of our Parks, attendance levels at each facility have been strong from mid-May through September 2020, which has continued into our 2021 fiscal year. There is also the potential for our attendance levels to decline after other attractions have reopened to full capacity once the COVID-19 pandemic has run its course or vaccines are in use and made widely available.

While our business has experienced a rebound subsequent to the reopening of our Parks, there may be longer-term negative impacts to our business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts include changes in customer behavior and preferences causing significant volatility or reductions in Park attendance, increases in operating expenses to comply with additional hygiene-related protocols, limitations in our ability to recruit and maintain staffing, limitations on our employees ability to work and travel, and significant changes in the economic or political conditions in the areas our Parks are located. Despite our efforts to manage these impacts, the ultimate impact may be material, and will depend on a number of factors beyond our control, including the duration and severity of the COVID-19 pandemic and actions by governmental authorities taken to contain its spread and mitigate its public health effects.

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

The theme park industry is highly competitive, highly fragmented, rapidly evolving, and subject to technological change and intense marketing by providers with similar products. One of our competitors for attracting general recreation dollars, Callaway Gardens, is located within five miles of our Georgia Park. In May 2018, Great Wolf Resorts opened an expansive lodge and indoor waterpark within 10 miles of our Georgia Park. In September 2017, the founder of Bass Pro Shops opened “Johnny Morris’ Wonders of Wildlife National Museum and Aquarium”, approximately 12 miles from our Missouri Park in Springfield, Missouri. Branson, Missouri is located just 45 minutes from our Missouri Park. There are a variety of animal attractions throughout southeastern Texas; the nearest is Franklin Drive Thru Safari, within a 35-40 minute drive of our Texas Park. Many of our current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we have. In the event that such a competitor expends significant sales and marketing resources in one or several markets we may not be able to compete successfully in such markets. We believe that competition will continue to increase, potentially placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce costs commensurate with such price reductions. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar products offered or proposed to be offered by us. If our competitors were to provide better and more cost effective products, our business could be materially and adversely affected.

We face strong competition from numerous entertainment alternatives.

In addition to competing with other themed and amusement parks, our venues compete with other types of recreational venues and entertainment alternatives, including but not limited to movies, sports attractions, vacation travel and video games. There can be no assurance that we will successfully differentiate ourselves from these entertainment alternatives or that consumers will consider our entertainment offerings to be more appealing than those of our competitors. The increasing availability and quality of technology-based entertainment has provided families with a wider selection of entertainment alternatives in their homes, including home entertainment units, in-home and online gaming, as well as on-demand streaming video and related access to various forms of entertainment. In addition, traditional theme parks have been able to reduce the cost and increase the variety of their attractions by implementing technologies that cannot be readily incorporated by wild animal attractions such as our Parks.

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

None

ITEM 2. PROPERTIES

The Company owns and operates the following wild animal theme parks:

Wild Animal Safari, Inc. – Our Georgia Park

Our Georgia Park is situated within a 200-acre portion of a 500-acre plot, which is owned by Wild Animal – Georgia, located approximately 75 miles southwest of Atlanta. Our Georgia Park includes a drive-through animal viewing area that opened in 1991. It is home to over 500 animals, birds and reptiles, comprised of over 65 species. The majority of the animals roam wild in a natural habitat. Visitors are able to observe, photograph and feed the animals along the paved road that runs through the drive-through section of our Georgia Park’s natural habitat area. Some animals are contained in special fenced-in areas within the natural habitat, drive-through section of our Georgia Park, while others are located in a more traditional zoo-like walk through section. Also within our Georgia Park is our reptile house, located next to our petting zoo, featuring reptiles from several continents. In addition to the animal environments, our Georgia Park contains a gift shop, a restaurant and picnic areas.

Wild Animal, Inc. – Our Missouri Park

Our Missouri Park is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and approximately 45 miles north of Branson. Our Missouri Park is a drive-through wild animal park with a five-mile course permitting access to approximately 400 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout the natural habitat. Visitors are able to observe, photograph and feed the animals along the paved roads that run throughout the drive-through section of our Missouri Park’s natural habitat area. Some animals are contained in special fenced-in areas within the natural habitat, drive-through section of our Missouri Park and other animals are located in a more traditional zoo-like atmosphere. During our 2013 fiscal year, we opened a reptile house within the more traditional zoo-like area of our Missouri Park, featuring reptiles from several continents. During our 2020 fiscal year we completed an expanded Giraffe Barn, which allows our guests to view and feed our giraffes year round. Our Missouri Park also has a gift shop, a restaurant, and several party rooms for rental.

Aggieland-Parks, Inc. – Our Texas Park

Our Texas Park is situated on 250 acres of a 450-acre property, located approximately 25 miles northeast Bryan/College Station, Texas and 120 miles northwest of downtown Houston. Our Texas Park includes a drive-through animal viewing area that opened in 2019. It is home to over 550 animals, birds and reptiles, comprised of over 70 species. The majority of the animals roam wild in a natural habitat. Visitors are able to observe, photograph and feed the animals along crushed-gravel road that runs throughout the drive-through section of our Texas Park’s natural habitat area. Our Texas Park also includes a 20 acre walk through Adventure Zoo, featuring outdoor and indoor animal exhibits, a reptile barn, two aviaries, extensive giraffe and tortoise encounter areas, an otter display, and a large hippopotamus enclosure, and pond. In addition, our Texas Park offers a gift shop, a covered individual and group dining area, several party rooms for rental, and a playground for young children and families.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTCPink under the symbol "PRKA". The table below sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on the OTCPink. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits. As of September 27, 2020, there were 75,021,537 shares outstanding held by approximately 3,200 stockholders of record. The number of stockholders of record does not reflect shares held beneficially or those shares held in "street" name.

		High	Low
2020	First Quarter	$0.200	$0.160
	Second Quarter	$0.250	$0.120
	Third Quarter	$0.202	$0.130
	Fourth Quarter	$0.410	$0.181

2019	First Quarter	$0.160	$0.140
	Second Quarter	$0.185	$0.150
	Third Quarter	$0.178	$0.133
	Fourth Quarter	$0.193	$0.140

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our consolidated financial statements for the year ended September 27, 2020 provided in this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

Overview

Through our wholly owned subsidiaries, we own and operate three regional theme parks and are in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. Our wholly owned subsidiaries are Wild Animal Safari, Inc., a Georgia corporation (“Wild Animal – Georgia”), Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”), and Aggieland-Parks, Inc., a Texas corporation (“Aggieland Wild Animal – Texas”). Wild Animal – Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”). Aggieland Wild Animal – Texas owns and operates the Aggieland Wild Animal Safari theme park near Bryan/College Station, Texas (the “Texas Park”). On April 27, 2020, we acquired substantially all the assets of Aggieland Safari LLC and related entities (“Aggieland Safari”). For additional information see “NOTE 3. ACQUISITION” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on this matter.

Our Parks are open year round but experience increased seasonal attendance, typically beginning in the latter half of March through early September. As a result, our combined third and fourth quarter net sales have historically ranged from 68% to 72% of our annual net sales.

The table below outlines our annual net sales, reported and adjusted income before income taxes, and net cash provided by operating activities for the last five fiscal years. During the past five fiscal years, our Georgia Park in particular has benefitted from several positive factors including strong and stable management, the addition of online ticket sales in June 2015, growth and positive economic conditions in the greater Atlanta area, as well as positive guest perceptions of this Park. Our strong results through fiscal 2019 and the resulting improvements in our financial position provided us with the resources to pursue and ultimately close the Aggieland Safari acquisition.

	Fiscal Year
	2020	2019	2018	2017	2016
Total net sales	$9,507,264	$6,184,254	$6,046,758	$6,238,264	$5,026,435
% change	53.70%	2.30%	-3.10%	24.10%	14.80%

Reported income before income taxes	3,693,869	1,495,438	1,422,592	2,035,954	1,210,833
% change	147.00%	5.10%	-30.10%	68.10%	79.40%
% of total net sales	38.90%	24.20%	23.50%	32.60%	24.10%

Adjusted income before income taxes (*)	3,669,496	1,575,882	1,553,124	1,955,954	1,278,921
% change	132.90%	1.50%	-20.60%	52.90%	89.40%
% of total net sales	38.60%	25.50%	25.70%	31.40%	25.40%

Net cash provided by operating activities	3,680,401	1,858,158	1,767,243	1,827,187	1,463,333
% change	98.10%	5.10%	-3.30%	24.90%	39.20%
% of total net sales	38.70%	30.00%	29.20%	29.30%	29.10%

* - Excludes $24,373 of tornado related insurance proceeds in 2020, $80,444 of tornado damage asset write-offs and costs in 2019, $130,532 of deferred financing costs write-offs in 2018, a $80,000 settlement gain in 2017, and judgment award charges of $68,088 in 2016.

The rapid acceleration of the COVID-19 pandemic in the United States occurred at the beginning of our 2020 fiscal year annual high season. We began to see a significant reduction in paid attendance at our Georgia and Missouri Parks beginning the week of March 9, 2020. Effective April 3, 2020, both Parks were closed to the public as a result of shelter-in-place mandates in Georgia and Missouri. Prior to our acquisition of our Texas Park, its operations were also closed to the public for the majority of April 2020 due to a shelter-in-place mandate in Texas.

In compliance with respective state issued guidelines, our Georgia Park and our Texas Park each reopened on May 1, 2020, and our Missouri Park reopened on May 4, 2020. Attendance levels have been strong at each of our three Parks from mid-May through the end of our 2020 fiscal year end, which has continued to the early part of our 2021 fiscal year. We believe the strong year-over-year attendance growth each of our Parks experienced during the last five months of our 2020 fiscal year is a reflection of the principally outdoor nature of the family-friendly, wild animal education and entertainment experience provided at each of our Parks. The experience offered at each of our Parks is particularly attractive during the COVID-19 pandemic as potential guests are seeking outdoor entertainment options. While we have seen many repeat customers since reopening in May 2020, we have also experienced an increase in first time visitors seeking an outdoor entertainment alternative. We believe this has increased the local and regional awareness for each of our Parks, which we believe will have longer-term, positive ramifications for our business.

However, there is also the possibility of longer-term negative impacts to our business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts include changes in customer behavior and preferences causing significant volatility or reductions in attendance at one or more of our Parks, increases in operating expenses to comply with additional hygiene-related protocols, limitations in our ability to recruit and maintain staffing, limitations on our employees ability to work and travel, and significant changes in the economic or political conditions in the areas our Parks are located. Despite our efforts to manage these impacts, the ultimate impact may be material, and will depend on a number of factors beyond our control, including the duration and severity of the COVID-19 pandemic and actions by governmental authorities taken to contain its spread and mitigate its public health effects. There is also the potential for our attendance levels to decline after other attractions have reopened to full capacity once the COVID-19 pandemic has run its course or vaccines are in use and made widely available.

We are committed to leveraging the strong operating model we have established at our Georgia Park, with a focus on increasing attendance, as well as increasing the average revenue generated per guest visit via concession and gift shop revenues. Among our highest priorities over the next several years is continuing the integration our Texas Park. Because our Texas Park first opened to the public in May 2019, we believe there remains tremendous potential to increase attendance by increasing the local and regional awareness of this facility via advertising and promotion. We are pleased with the expanded attendance at our Missouri Park during the latter half of our 2020 fiscal year. We plan on leveraging the increased exposure of this facility to continue to build on this recent success.

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

Consolidated and Segment Results of Operations For the Year Ended September 27, 2020 as Compared to the Year Ended September 29, 2019

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

The following table shows our consolidated and segment operating results for the years ended September 27, 2020 and September 29, 2019:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2020	2019	2020	2019	2020	2019	2020	2019
Total net sales	$6,878,994	$5,228,291	$1,449,781	$955,963	$1,178,489	n/a	$9,507,264	$6,184,254
Segment income (loss) from operations	4,113,926	2,686,369	84,836	(295,634)	433,916	n/a	4,632,678	2,390,735
Segment operating margin %	59.80%	51.40%	5.90%	-30.90%	36.80%	n/a	48.70%	38.70%

Corporate expenses							(783,671)	(846,398)
Other income, net							27,788	27,104
Interest expense							(182,926)	(76,003)
Income before income taxes							$3,693,869	$1,495,438

Total Net Sales

The Company’s total net sales for the year ended September 27, 2020 increased by $3.32 million or 53.7%, to $9.51 million versus $6.18 million for the year ended September 29, 2019. Our Parks’ combined attendance based net sales increased by $3.34 million or 54.7%, while animal sales decreased by $13,701. Excluding our Texas Park, acquired on April 27, 2020, our attendance based net sales increased by $2.17 million or 35.5%, while animal sales decreased by $23,640. Each of our Parks was closed to the public during the majority of April 2020 as a result of COVID-19 pandemic related state level shelter-in-place mandates. Subsequent to reopening in early May 2020, each Park experienced strong attendance level growth versus the prior year.

Our Georgia Park’s attendance based net sales increased by $1.68 million or 32.4%, to $6.84 million, while animal sales decreased by $24,652 to $36,856. Our Missouri Park’s attendance based net sales increased by $492,806 or 52.6%, to $1.43 million, and animal sales increased by $1,012 to $19,483. Subsequent to the acquisition of our Texas Park, it has generated attendance based sales of $1.17 million and animal sales of $9,939.

For the year ended September 27, 2020, attendance at our Georgia Park and our Missouri Park increased by approximately 33.5% and 47.6%, respectively.

Segment Operating Margin

Our consolidated segment operating margin increased by $2.24 million, resulting in segment income from operations of $4.63 million for the year ended September 27, 2020 compared to segment income from operations of $2.39 million for the year ended September 29, 2019. Excluding our recently acquired Texas Park, our segment income from operations increased by $1.81 million. Our Georgia Park’s segment income was $4.11 million, an increase of $1.43 million, principally as a result of higher attendance based net sales, partially offset by higher cost of sales and higher compensation expense. Our Missouri Park generated a segment operating income of $84,836, a net increase of $380,470. Excluding an insurance recovery of $24,373 for tornado damage during our 2020 fiscal year, as well as the associated asset write-offs and expenses of $80,444 during our 2019 fiscal year, our Missouri Park’s segment operating income increased by $275,653, primarily as a result of higher attendance based net sales and lower other asset write-offs, partially offset by higher cost of sales, and higher compensation, insurance and depreciation expenses. Subsequent to its acquisition on April 27, 2020, our Texas Park generated segment income of $433,916.

Corporate Expenses

Corporate spending decreased by $62,727 to $783,671 during the year ended September 27, 2020, primarily due to lower professional fees and compensation expenses, partially offset by higher insurance expense. Professional fees for the year ended September 27, 2020 included approximately $93,200 associated with Aggieland Safari acquisition due diligence and related services, as well as approximately $38,700 in legal fees associated with the Marlton books and records matter. Professional fees for the year ended September 29, 2019, included $75,000 in consulting fees and approximately $46,300 in legal fees associated with the Marlton books and records matter. Compensation expense in our 2019 fiscal year included approximately $88,000 pursuant to the death benefit terms of the 2017 Meikle Employment Agreement.

Other Income, Net

Other income, net, was $27,788 for the year ended September 27, 2020, compared to $27,104 for the year ended September 29, 2019, an increase of $684, as oil and gas mineral rights income from our Texas property offset lower interest income.

Interest Expense

Interest expense, including the amortization of loan fees, was $182,926 for the year ended September 27, 2020, an increase of $106,923, primarily as a result of debt incurred related to the acquisition of our Texas Park on April 27, 2020.

Income Taxes

For the year ended September 27, 2020, we generated income before income taxes of $3.69 million and recorded a tax provision of $926,400, for an effective tax rate of approximately 25.1%. For the year ended September 29, 2019, we generated income before income taxes of $1.50 million and recorded a tax provision of $398,900, for an effective tax rate of approximately 26.7%.

For additional information, see “NOTE 8. INCOME TAXES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on this matter.

Net Income and Income Per Share

Our net income for the year ended September 27, 2020 was $2.77 million or $0.04 per basic share and per fully diluted share, an increase of $1.67 million as compared with a net income of $1.10 million or $0.01 per basic share and per fully diluted share, for the year ended September 29, 2019.

	For the year ended
	September 27, 2020	September 29, 2019
Net income	$2,767,469	$1,096,538
Tornado damage and expenses, net	(24,373)	80,444
Tax impact - tornado damage and expenses	5,120	(16,890)
Adjusted net income	$2,748,216	$1,160,092

As shown in the table above, several one-time items impacted our year-over-year net income comparison. Our 2020 fiscal year included an insurance recovery of $24,373 associated with tornado damages at our Missouri Park, which resulted in $80,444 of asset write-offs and clean up expenses during our 2019 fiscal year. Excluding the after-tax effect of these items, our 2020 and 2019 fiscal year adjusted net income would have been $2.75 million and $1.16 million, respectively, resulting in an increase in adjusted net income of $1.59 million. Excluding these items, the increase in our adjusted net income is attributable to a $1.43 million increase in segment income for our Georgia Park, a $275,653 net increase in the segment income of our Missouri Park, $433,916 of segment income generated by our Texas Park, and a $62,727 decrease in Corporate expenses, partially offset by a $106,923 increase in interest expense, and a $505,490 increase in our income tax provision.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Historically our slow season starts after Labor Day in September and runs until Spring Break, which typically beginning in the latter of March. The first and second quarters of our fiscal year have historically generated negative cash flow, requiring us use cash generated from prior fiscal years, as well as borrowing on a seasonal basis, to fund operations and prepare our Parks for the busy season during the third and fourth quarters of our fiscal year. As a result of our improved cash position, during our 2020 and 2019 fiscal years we did not utilize any seasonal borrowing.

As a result of the initial negative impacts of the COVID-19 pandemic on our attendance revenues, we took actions to reduce spending while our Parks were closed to the public during the majority of April 2020. We also secured Paycheck Protection Program (“PPP”) loans primarily to support the payroll for our employees during the Park closures and uncertainties of when we would be able to reopen our Parks. The PPP was established under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020, and is administered by the U.S. Small Business Administration (the “SBA”). During the next twelve to eighteen months our focus will be on running our Parks in a manner that supports the health and safety of our guests, employees and animals, at the same time prudently managing our cash flows. Any significant slowdown in revenues or unusual capital outlays may require us reduce spending and potentially seek additional capital.

Our working capital was $3.86 million as of September 27, 2020, compared to $3.45 million as of September 29, 2019. This increase in working capital primarily reflects cash flow provided by operating activities, partially offset by net cash invested in the Aggieland Safari acquisition and other capital investment spending, as well as scheduled term loan payments during our 2020 fiscal year.

Total loan debt, including current maturities, as of September 27, 2020 was $7.02 million compared to $1.36 million as of September 29, 2019. The increase in total loan debt is the result of the Texas Park acquisition on April 27, 2020 and PPP loans entered into during our 2020 fiscal year, partially offset by scheduled payments against our 2018 term loan during the year ended September 27, 2020. There were no borrowings on our bank line of credit (“LOC”) as of September 27, 2020 and September 29, 2019, respectively.

As of September 27, 2020, we had equity of $11.73 million and total loan debt of $7.02 million, resulting in a debt to equity ratio of 0.60 to 1.0, compared to 0.15 to 1.0 as of September 29, 2019.

Operating Activities

Net cash provided by operating activities was $3.68 million and $1.86 million, for our 2020 and 2019 fiscal years, respectively, resulting in an increase of $1.82 million, primarily as a result of a higher net income, higher net non-cash expenses and lower net working capital uses, largely due to higher deferred revenues, as well as higher accrued income taxes and sales tax.

Investing Activities

During our 2020 fiscal year we acquired Aggieland Safari, investing approximately $6.37 million of cash. Our 2020 fiscal year also included $525,409 of capital improvements at our Parks, compared to $554,039 spent on capital improvements during our 2019 fiscal year.

During our 2020 fiscal year, property and equipment investing at our Georgia Park included improvements to our drive-through roads, improvements and additions to animal shelters and exhibits, spending on annual requirements for our rental vehicle fleet, and various animal acquisitions. For our Missouri Park, 2020 fiscal year property and equipment investments included the completion of a new giraffe barn and primate night house, various animal acquisitions, fencing improvements and the acquisition of various equipment. For our Texas Park, 2020 fiscal year property and equipment investments included various park maintenance equipment and animal acquisitions.

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

Financing Activities

During our 2020 fiscal year, net cash provided by financing activities related to our Aggieland acquisition totaled $4.94 million and $188,087 was provided by PPP loans. Cash used in financing activities for scheduled payments against our 2018 Term Loan were $207,135 for our 2020 fiscal year, compared to $197,097 for our 2019 fiscal year.

Borrowing Agreements

On April 27, 2020, we acquired Aggieland Wild Animal – Texas, financing the transaction with the 2020 Term Loan from First Financial Bank (“First Financial”) and the Aggieland Seller Note. The 2020 Term Loan in the original principal amount of $5,000,000 from First Financial is secured by substantially all of the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, with interest only payable monthly through April 2021. We paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. The Aggieland Seller Note represents a deferred portion of the purchase price, has a face value of $750,000, bears no interest, has a maturity date of June 30, 2021, and is secured by a second priority subordinated lien and security interest in the acquired mineral rights and the animal inventory. We applied a 2.5% discount rate to determine a fair value of $728,500 for the Aggieland Seller Note as of April 27, 2020 and the resulting $21,500 discount will be amortized as interest expense over the 14 month period until the note matures. Including the remaining unamortized discount, the recorded value of the Aggieland Seller Note as of September 27, 2020 was $736,015.

On July 11, 2018, through our wholly owned subsidiary Wild Animal – Georgia, we completed the 2018 Refinancing with Synovus Banks (“Synovus”). The 2018 Refinancing included the 2018 Term Loan in the original principal amount of $1.60 million and a LOC of up to $350,000 (the “2018 LOC”). The 2018 Term Loan bears interest at a rate of 5.0% per annum and is payable in monthly payments of approximately $22,672, based on a seven year amortization period. The 2018 Term Loan has a maturity date of June 11, 2021, with an option to renew at 5.0% per annum for an additional 49 month term. The 2018 LOC bears interest at a rate of 4.75% and interest only payments are due monthly. The 2018 LOC matures on July 11, 2021, with an option to renew for an additional three-year term. The 2018 Term Loan and the 2018 LOC are secured by a security deed on the assets of Wild Animal – Georgia. We used the proceeds of the 2018 Term Loan, along with available cash of $1.25 million, to refinance the then outstanding balance of the 2013 Refinancing Loan. We paid a total of approximately $15,680 in fees and expenses in connection with the 2018 Refinancing. The outstanding balance of the 2018 Term Loan was $1,164,113 as of September 27, 2020.

As a result of the significant negative economic impacts and uncertainties caused by the COVID-19 pandemic, Wild Animal – Georgia and Wild Animal – Missouri each applied for PPP loans. On April 14, 2020 and April 16, 2020, we received two unsecured PPP loans totaling $188,087. Including accrued interest, the principal outstanding our PPP loans was $188,925 as of September 27, 2020. The PPP was established under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of the PPP loans is two years, with an interest rate of 1.0% per annum. All payments are deferred for the first six months of these PPP loans, with accrued interest being added to the principal during the payment deferral period. After the initial six-month deferral period, monthly principal and interest payments will be due until maturity for any portion of the PPP loans not forgiven. Under the terms of the CARES Act, some or all of the PPP loan proceeds are eligible to be forgiven. The amount of the PPP loans eligible to be forgiven are based on the use of the proceeds for payroll costs, mortgage interest, rent or utility costs, and the maintenance of employee and compensation levels, subject to limitations and ongoing rulemaking by the SBA. While not assured, we anticipate a substantial portion of our PPP loan proceeds have been used for costs that are eligible for forgiveness, based on the current SBA guidelines and we intend to apply for such forgiveness in the first half of our 2021 fiscal year.

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

Revenue Recognition

We recognize revenues when a performance obligation has been satisfied by transferring control of promised services or products to our guests/customers in an amount that reflects the amount the Company has received or expects to receive in exchange for those services or products.

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

Contingencies

We have various contingencies, as described in “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. We are not aware of any other legal matters involving the Company, however, there can be no assurance that all proceedings that may currently be brought against us are known by us at this time.

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

Management based its assessment of the Company’s internal control over financial reporting on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting are effective as of September 27, 2020.

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as of September 27, 2020.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Title
Dale Van Voorhis	79	Chief Executive Office and Director
Todd R. White	58	Chief Financial Officer and Director
Mark Whitfield	59	Executive Vice President
Michael D. Newman	52	Vice President of Safari Operations
John Gannon	63	Director
William Jump	78	Director
Jeffery Lococo	63	Secretary and Director
Charles Kohnen	53	Director

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

Mark Whitfield

Mark Whitfield joined Parks! America, Inc. and was appointed Executive Vice President on September 21, 2020. Mr. Whitfield's 42 year amusement park career began in 1979 at Six Flags Theme Parks, where he was Manager of Games & Attractions, and Merchandise and Director of Revenue at six of the current and former Six Flags parks. Most recently, Mr. Whitfield was a Senior Director of Revenue at PARC Management in Jacksonville, and for the last 10 years as General Manager at Palace Entertainment parks in San Dimas, California and in the Wisconsin Dells. He is very active in the community and served with distinction as an elected Village Trustee in Lake Delton, Wisconsin, President and Board Chair of the Sauk County, Economic Development Corporation, co-Commissioner of the Baraboo-Dells Airport, as well as serving on the Board of Directors at the San Dimas Chamber of Commerce and the Wisconsin Dells Visitors & Convention Bureau. Mr. Whitfield brings extensive experience and consistent positive results in financial/EBITDA growth, employee development, marketing, operations and in-park revenue. Mr. Whitfield has a BA in Communication and Political Science, and a Masters of Liberal Arts from Houston Baptist University. Mr. Whitfield relocated to Bryan-College Station, Texas and is based out of the Aggieland Wild Animal Safari park which the company acquired on April 27, 2020.

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

John Gannon

John Gannon has 33 years of experience in the amusement park, waterpark, and zoo industry. After 14 years of service, Mr. Gannon retired the Columbus Zoo and Aquarium in January 2020, most recently serving as its Senior Vice President responsible for managing all for profit ventures, including its waterpark, its amusement park section and its golf course. Prior to joining the Columbus Zoo and Aquarium, Mr. Gannon was with Six Flags, Premier Parks and Funtime Inc. for a combined total of 19 years. During his time with Six Flags, Mr. Gannon served as Vice President of Finance, with responsibility over the eastern United States and Europe. Mr. Gannon is a CPA and started his career with Ernst & Young. Mr. Gannon continues to serve as a consultant with the Columbus Zoo and Aquarium, and he is a member of the International Association of Amusement Parks and Attractions (IAAPA) and the World Waterpark Association (WWA). In 2017, Governor John Kasich appointed Mr. Gannon to the Ohio Department of Agriculture Advisory Board on Amusement Ride Safety. Mr. Gannon earned a Bachelor’s of Science degree in Accounting from the University of Akron.

William Jump

William S. Jump is a principal owner of Out of Africa Wildlife Park LLC, a wild animal attraction located in Camp Verde, Arizona. His responsibilities include heading-up the redevelopment and expansion of the Park. Mr. Jump is also involved in ownership and development of land around the Park. Leading and serving with several organizations, Mr. Jump is also actively involved in promoting economic development in the Verde Valley. Prior to moving to Sedona from Ohio, Mr. Jump was President and a Director of DEC Investment Group, Inc., which was the general partner of several partnerships, which owned and managed large apartment complexes, primarily in the western United States. Mr. Jump was also principal owner of DCMC Construction Management Company, which built and managed many multi-family projects. Prior to his 25 years with DEC, Mr. Jump was the CEO of two other privately held companies, where his responsibilities included raising capital for expansion, and leading various mergers and acquisitions. Mr. Jump started his career with Cummins Engine Company, becoming Vice President responsible for domestic and international operations. He and his family lived in Sao Paulo, Brazil for six years. During his 18 years at Cummins, Mr. Jump gained experience in the acquisition of businesses and properties. Mr. Jump earned a Bachelor’s in business degree from the University of Colorado.

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

Audit Committee

Our Audit Committee is responsible for: (1) overseeing the accounting and financial reporting processes of the Company, including the audits of the Company’s consolidated financial statements; (2) appointing, compensating and overseeing the work of the independent registered public accounting firm employed by the Company; (3) assisting the Board in its oversight of: (a) the integrity of the Company’s consolidated financial statements, and (b) the independent registered public accounting firm’s qualifications and independence; and (4) undertaking the other matters required by applicable rules and regulations of the SEC. Our Audit Committee is comprised of three directors, Charles Kohnen, Jeffery Lococo, and Dale Van Voorhis. The Board has determined that Dale Van Voorhis qualifies as an “audit committee financial expert” as that term is defined in the applicable SEC Rules.

Our Audit Committee met four times in the twelve-month period ended September 27, 2020.

Compensation Committee

Our Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. The Compensation Committee is composed of four Directors, John Gannon, William Jump, Charles Kohnen, and Jeffery Lococo.

Our Compensation Committee met two times during the twelve-month period ended September 27, 2020.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our other executive officers, for the years ended September 27, 2020, September 29, 2019 and September 30, 2018.

		Salary	Bonus	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name & Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Dale Van Voorhis	2020	93,333	20,000	8,500	-	-	-	-	121,833
Chief Executive Officer and	2019	90,000	18,000	4,625	-	-	-	-	112,625
Director - Parks! America	2018	90,000	20,000	-	-	-	-	5,750	115,750

Michael D. Newman	2020	102,167	17,000	-	-	-	-	3,661	122,828
Vice President of Safari	2019	96,250	15,000	-	-	-	-	5,492	116,742
Operations - Parks! America	2018	92,656	20,000	-	-	-	-	5,035	117,691

Todd R. White	2020	73,750	20,000	8,500	-	-	-	-	102,250
Chief Financial Officer and	2019	67,500	18,000	4,625	-	-	-	-	90,125
Director - Parks! America	2018	60,000	20,000	5,750	-	-	-	-	85,750

Mark Whitfield	2020	2,596	10,000	-	-	-	-	-	12,596
Executive Vice President	2019	-	-	-	-	-	-	-	-

James Meikle (1)	2020	-	-	-	-	-	-	-	-
President - Wild Animal Safari, Inc.	2019	-	-	-	-	-	-	88,167	88,167
and Wild Animal, Inc., Director and	2018	78,750	30,000	-	-	-	-	5,750	114,500
Chief Operating Officer - Parks! America

(1)On November 28, 2018, Mr. Meikle passed away.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended September 27, 2020.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	Shares/($)	($)	($)	($)	($)	($)
Dale Van Voorhis	--	50,000	--	--	--	--	$8,500
		($8,500)

Jeffery Lococo	--	50,000	--	--	--	--	$8,500
		($8,500)

Charles Kohnen	--	50,000	--	--	--	--	$8,500
		($8,500)

Todd R. White	--	50,000	--	--	--	--	$8,500
		($8,500)

Historically, each director was awarded an annual grant of 25,000 Shares for their service to the Company. Beginning in our 2018 fiscal year, we provided each director with the option of receiving their annual grant in Shares or the cash equivalent, based on the Share price on the date of grant. Beginning in our 2020 fiscal year, our annual director compensation is based on a dollar award, with each director provided the option of receiving that compensation in all Shares, all cash or a combination thereof.

Employment Agreements

Effective as of June 1, 2020, the Company and Dale Van Voorhis, the Company’s Chairman and Chief Executive Officer, entered into an employment agreement (the “2020 Van Voorhis Employment Agreement”). Pursuant to the 2020 Van Voorhis Employment Agreement, Mr. Van Voorhis receives an initial base annual compensation in the amount of $100,000 per year, subject to annual review by the Board of Directors. The 2020 Van Voorhis Employment Agreement has a term of two years and entitles Mr. Van Voorhis to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Effective as of January 1, 2019, the Company and Todd R. White, the Company’s Chief Financial Officer, entered into an employment agreement (the “2019 White Employment Agreement”). The 2019 White Employment Agreement has a term of three years, with minimum annual compensation of $70,000 in year one, $75,000 in year two and $80,000 in year three, and entitles Mr. White to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Effective as of May 1, 2018, the Company entered into an employment agreement with Michael D. Newman (the “Newman Employment Agreement”) to serve as the Company’s Vice President of Safari Operations. Mr. Newman had been the general manager of Wild Animal – Georgia since February 2011. Pursuant to the Newman Employment Agreement, Mr. Newman received an initial base annual compensation of $95,000 per year, subject to annual review by the Board of Directors. Mr. Newman also received a $5,000 signing bonus. Effective as of May 1, 2020, Mr. Newman’s annual compensation was set at $108,000. The Newman Employment Agreement has a term of five years and entitles Mr. Newman to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause ($266,667 in aggregate) or (ii) in the event of a change in control of the Company ($531,667 in aggregate), as well as disability and death payment provisions ($141,500 in aggregate).

Effective as of July 1, 2017, the Company and James Meikle, then the Company’s President and Chief Operating Officer, entered into the “2017 Meikle Employment Agreement”. The 2017 Meikle Employment Agreement had a term of two years, with an initial base annual compensation in the amount of $135,000 per year. On November 28, 2018, Mr. Meikle passed away. Pursuant to the death benefit terms of the 2017 Meikle Employment Agreement, during the three month period ended December 30, 2019, the Company recorded a provision of approximately $88,000, which was distributed to his estate on January 15, 2020.

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

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of December 10, 2020. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. The address of each beneficial owner is care of Parks! America, Inc., 1300 Oak Grove Road, Pine Mountain, GA 31822, unless otherwise set forth below that person's name.

Name	Number of Shares Owned	Percent (1)	Title
Dale Van Voorhis	15,989,911	21.3%	Chief Executive Officer and Director

Todd R. White (2)	1,242,320	1.7%	Chief Financial Officer and Director

Charles Kohnen (3)	21,702,970	28.9%	Director

Jeffery Lococo	531,970	0.7%	Secretary and Director

Focused Compounding Fund, LP	12,729,271	17.0%
1700 Alma Drive, Suite 460
Plano, TX 75075

(1)Based upon shares of common stock issued and outstanding as of December 10, 2020, except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding.

(2)410,350 of the Company’s shares owned by Mr. White are held jointly with his spouse.

(3)15,140,000 of the Company’s shares owned by Mr. Kohnen are held jointly with his spouse.

Officers, directors and their controlled entities, as a group, controlled approximately 52.6% of the outstanding common stock of the Company as of December 10, 2020.

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

Director Independence

Of the members of the Company’s Board of Directors, John Gannon, Charles Kohnen, Jeffery Lococo and William Jump are considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual (note, our common shares are not currently listed on NASDAQ or any other national securities exchange, and this reference is used for definitional purposes only).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

As disclosed on a Form 8-K filed with the U.S. Securities and Exchange Commission on April 10, 2020, GBQ Partners LLC was appointed as our independent registered accounting firm effective April 8, 2020. Our prior independent registered public accounting firm, Tama, Budaj & Raab, P.C. Certified Public Accountants (“TBR”), resigned as effective April 8, 2020.

On a combined basis, fees billed by our independent registered public accounting firms, for the audit and quarterly reviews of our financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the years ended September 27, 2020 and September 29, 2019 were approximately $46,000 and $42,000, respectively.

Tax Fees

The aggregate fees billed by TBR, for professional services rendered for tax compliance, tax advice and tax planning for the years ended September 27, 2020 and September 29, 2019 were approximately $6,500 and $6,500, respectively.

All Other Fees

Our independent registered public accounting firms billed no other fees for the years ended September 27, 2020 and September 29, 2019.

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

21.1Subsidiaries of the Registrant.

23.1Consent of GBQ Partners LLC dated December 15, 2020.

23.2Consent of Tama, Budaj & Raab, P.C. Certified Public Accountants dated December 15, 2020.

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

December 15, 2020 by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.
By:	/s/ Dale Van Voorhis
Dale Van Voorhis
Chief Executive Officer and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Dale Van Voorhis
Dale Van Voorhis	Chief Executive Officer and Director	December 15, 2020
(Principal Executive Officer)

By: /s/ John Gannon
John Gannon	Director	December 15, 2020

By: /s/ William Jump
William Jump	Director	December 15, 2020

By: /s/ Charles Kohnen
Charles Kohnen	Director	December 15, 2020

By: /s/ Jeffery Lococo
Jeffery Lococo	Secretary and Director	December 15, 2020

By: /s/ Todd R. White
Todd R. White	Chief Financial Officer and Director	December 15, 2020
(Principal Financial Officer)

ITEM 8

PARKS! AMERICA, INC. and SUBSIDIARIES

Board of Directors and Shareholders

Parks! America, Inc.

Report of Independent Registered Public Accounting Firm

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Parks! America, Inc. (the “Company”) as of September 27, 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 27, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GBQ Partners LLC

GBQ Partners LLC

We have served as the Company’s auditor since 2020.

Columbus, Ohio

December 15, 2020

Tama, Budaj & Raab P.C. Certified Public Accountants

Phone (248) 626-3800

32783 Middlebelt Rd

Farmington Hills, MI 48334

www.tbrcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Parks! America, Inc.

Pine Mountain, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Parks! America, Inc. and Subsidiaries (“the Company”) as of September 29, 2019, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2019 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Tama, Budaj & Raab, P.C.

Tama, Budaj & Raab, P.C.

We served as the Company’s auditors from 2015 through 2019

Farmington Hills, Michigan

December 12, 2019

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 27, 2020 and September 29, 2019

	September 27, 2020	September 29, 2019
ASSETS
Cash	$5,505,716	$3,787,815
Inventory	200,891	195,201
Prepaid expenses	148,732	147,529
Total current assets	5,855,339	4,130,545

Property and equipment, net	13,654,800	6,620,405
Intangible assets, net	-	600
Other assets	12,144	11,786
Total assets	$19,522,283	$10,763,336

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$178,485	$96,270
Other current liabilities	599,390	384,160
Current portion of long-term debt, net	1,221,009	204,355
Total current liabilities	1,998,884	684,785

Long-term debt, net	5,797,392	1,154,013
Total liabilities	7,796,276	1,838,798

Stockholders’ equity
Common stock; 300,000,000 shares authorized,
at $.001 par value; 75,021,537 and 74,821,537
shares issued and outstanding, respectively	75,021	74,821
Capital in excess of par	4,889,316	4,855,516
Treasury stock	(3,250)	(3,250)
Retained earnings	6,764,920	3,997,451
Total stockholders’ equity	11,726,007	8,924,538
Total liabilities and stockholders’ equity	$19,522,283	$10,763,336

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 27, 2020 and September 29, 2019

	For the year ended
	September 27, 2020	September 29, 2019
Net sales	$9,440,986	$6,104,275
Sale of animals	66,278	79,979
Total net sales	9,507,264	6,184,254

Cost of sales	962,047	673,667
Selling, general and administrative	4,115,323	3,399,145
Depreciation and amortization	576,139	453,968
Tornado damage and expenses, net	(24,373)	80,444
Loss on disposal of operating assets, net	29,121	32,693
Income from operations	3,849,007	1,544,337

Other income, net	27,788	27,104
Interest expense	(182,926)	(76,003)
Income before income taxes	3,693,869	1,495,438

Income tax provision	926,400	398,900
Net income	$2,767,469	$1,096,538

Income per share - basic and diluted	$0.04	$0.01

Weighted average shares
outstanding (in 000's) - basic and diluted	74,964	74,791

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 27, 2020 and September 29, 2019

			Capital in Excess of Par	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance at September 30, 2018	74,721,537	$74,721	$4,837,116	$(3,250)	$2,900,913	$7,809,500
Issuance of common stock to Directors	100,000	100	18,400	-	-	18,500
Net income for the year
ended September 29, 2019	-	-	-	-	1,096,538	1,096,538
Balance at September 29, 2019	74,821,537	$74,821	$4,855,516	$(3,250)	$3,997,451	$8,924,538
Issuance of common stock to Directors	200,000	200	33,800	-	-	34,000
Net income for the year
ended September 27, 2020	-	-	-	-	2,767,469	2,767,469
Balance at September 27, 2020	75,021,537	75,021	4,889,316	(3,250)	6,764,920	11,726,007

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 27, 2020 and September 29, 2019

	For the year ended
	September 27, 2020	September 29, 2019
OPERATING ACTIVITIES:
Net income	$2,767,469	$1,096,538
Reconciliation of net income to net cash
provided by operating activities:
Depreciation and amortization expense	576,139	453,968
Interest expense - debt financing cost amortization	4,603	2,240
Interest expense - loan discount amortization	7,517	-
Tornado damage asset write-offs	-	56,339
Loss on disposal of assets	29,121	32,693
Stock-based compensation	34,000	18,500
Changes in assets and liabilities
(Increase) decrease in inventory	4,310	44,803
(Increase) decrease in prepaid expenses	(1,203)	(15,673)
Increase (decrease) in accounts payable	82,215	4,033
Increase (decrease) in other current liabilities	176,230	164,717
Net cash provided by operating activities	3,680,401	1,858,158

INVESTING ACTIVITIES:
Acquisition of property and equipment	(525,409)	(554,039)
Acquisition of Aggieland Safari, net of cash acquired	(6,373,500)	-
Proceeds from the disposition of property and equipment	17,832	6,533
Net cash used in investing activities	(6,881,077)	(547,506)

FINANCING ACTIVITIES:
Payments on 2018 Term Loan	(207,135)	(197,097)
Proceeds from 2020 Term Loan	5,000,000	-
Proceeds from Paycheck Protection Program Loans	188,087	-
Debt financing costs	(62,375)	-
Net cash provided by (used in) financing activities	4,918,577	(197,097)

Net increase in cash	1,717,901	1,113,555
Cash at beginning of period	3,787,815	2,674,260
Cash at end of period	$5,505,716	$3,787,815

Supplemental Cash Flow Information:
Cash paid for interest	$150,484	$74,518
Cash paid for income taxes	$844,000	$422,900

Non-Cash Investing and Financing Activities:
Note to Seller of Aggieland Safari	$728,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2020

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

The Parks are open year round but experience increased seasonal attendance, typically beginning in the latter half of March through early September. As a result, our combined third and fourth quarter net sales have historically ranged from 68% to 72% of our annual net sales.

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

The rapid acceleration of the COVID-19 pandemic in the United States occurred at the beginning of the Company’s annual high season. The Company began to see a significant reduction in paid attendance at its Georgia and Missouri Parks beginning the week of March 9, 2020. Effective April 3, 2020, the Company’s Georgia and Missouri Parks were closed to the public as a result of shelter-in-place mandates in Georgia and Missouri. Also note that prior to the Company’s acquisition of the Texas Park, its operations were also closed to the public for the majority of April 2020 due to a shelter-in-place mandate in Texas.

In compliance with respective state issued guidelines, the Georgia Park and the Texas Park each reopened on May 1, 2020, and the Missouri Park reopened on May 4, 2020. Subsequent to reopening, attendance levels have been strong at each of the Company’s three Parks from mid-May through the end of its 2020 fiscal year. However, there may be longer-term negative impacts to the Company’s business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts include changes in customer behavior and preferences causing significant volatility or reductions in Park attendance, increases in operating expenses to comply with additional hygiene-related protocols, limitations in our ability to recruit and maintain staffing, limitations on our employees ability to work and travel, and significant changes in the economic or political conditions in the areas the Company’s Parks are located. Despite the Company’s efforts to manage these impacts, the ultimate impact may be material, and will depend on a number of factors beyond its control, including the duration and severity of the COVID-19 pandemic and actions by governmental authorities taken to contain its spread and mitigate its public health effects.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2020

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

Principles of Consolidation: : The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (Wild Animal – Georgia, Wild Animal – Missouri and Aggieland Wild Animal – Texas). All material inter-company accounts and transactions have been eliminated in consolidation.

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2020 fiscal year, September 27 was the closest Sunday, and for the 2019 fiscal year, September 29 was the closest Sunday. Both fiscal years were comprised of 52-weeks. This fiscal calendar aligns the Company’s fiscal periods closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

Business Combinations: The Company’s acquisition of Aggieland Safari, on April 27, 2020, was accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. In purchase accounting, identifiable assets acquired and liabilities assumed, are recognized at their estimated fair values at the acquisition date, and any remaining purchase price is recorded as goodwill. In determining the fair values of assets acquired and liabilities assumed, the Company makes significant estimates and assumptions, particularly with respect to long-lived tangible and intangible assets. Critical estimates used in valuing tangible and intangible assets include, but are not limited to, future expected cash flows, discount rates, market prices and asset lives. Although estimates of fair value are based upon assumptions believed to be reasonable, actual results may differ. See “NOTE 3: ACQUISITION” for more information.

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had no accounts receivable as of September 27, 2020 and September 29, 2019, respectively.

Inventory: Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The gross profit method is used to determine the change in gift shop inventory for interim periods. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly. The Company had inventory of $200,891 and $195,201 as of September 27, 2020 and September 29, 2019, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2020

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	September 27, 2020	September 29, 2019	Depreciable Lives
Land	$6,389,470	$2,507,180	not applicable
Mineral rights	276,000	-	25 years
Ground improvements	2,334,172	1,142,926	7-25 years
Buildings and structures	3,798,098	3,023,569	10-39 years
Animal shelters and habitats	2,098,947	1,412,802	10-39 years
Park animals	1,166,583	559,425	5-10 years
Equipment - concession and related	232,281	184,441	3-15 years
Equipment and vehicles - yard and field	556,168	451,459	3-15 years
Vehicles - buses and rental	237,075	219,910	3-5 years
Rides and entertainment	224,578	204,778	5-7 years
Furniture and fixtures	26,057	10,427	5-10 years
Projects in process	34,290	100,616
Property and equipment, cost	17,373,719	9,817,533
Less accumulated depreciation	(3,718,919)	(3,197,128)
Property and equipment, net	$13,654,800	$6,620,405

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

Other Current Liabilities: The following is a breakdown of other current liabilities:

	September 27, 2020	September 29, 2019
Deferred revenue	$273,386	$100,704
Accrued sales taxes	69,101	31,674
Accrued property taxes	68,530	59,723
Accrued income taxes	46,402	-
Accrued wages and payroll taxes	42,774	111,150
Other accrued liabilities	99,197	80,909
Other current liabilities	$599,390	$384,160

Financial Instruments: The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short-term maturities or due to the fact they were entered into during the Company’s 2020 fiscal year. Securities that are publicly traded are valued at their fair market value as of the balance sheet date presented.

Revenue Recognition: The Company recognizes revenues in accordance with ASC 606, Revenues from Contracts with Customers. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocation the transaction price to the performance obligation in the contract; and (5) recognize revenue when (or as) the Company satisfies the performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2020

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues from park admission fees are recognized at the point in time control transfers to the customer, which is generally when the customer accepts access to the park and the Company is entitled to payment. Park admission fee revenues from advance online ticket purchases are deferred until the customers’ visit to the parks. Revenues from retail and concession sales are generally recognized upon the concurrent receipt of payment and delivery of goods to the customer. Sales taxes billed and collected are not included in revenue.

The Company periodically sells surplus animals created from the natural breeding process that occurs within the parks. All animal sales are reported as a separate revenue line item. Animal sales are recognized at a point in time when control transfer to the customer, which is generally determined when title, ownership and risk of loss pass to the customer, all of which generally occurs upon delivery of the animal. Based on the Company’s assessment of control indicators, sales are recognized when animals are delivered to the customer.

The Company provides disaggregation of revenue based on geography in “NOTE 10: BUSINESS SEGMENTS”, as it believes this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Deferred revenues from advance online admission tickets were $273,386 and $100,704 as of September 27, 2020 and September 29, 2019, respectively, and is included within Other Current Liabilities in the accompanying consolidated balance sheets

Advertising and Marketing Costs: The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the year ended September 27, 2020 and September 29, 2019 totaled $749,411 and $583,388, respectively.

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

A Stock Option and Award Plan (the “Plan”) providing for incentive stock options and performance bonus awards for executives, employees, and directors was approved by the Company’s Board of Directors on February 1, 2005, however, the Plan has not been submitted to the stockholders for approval. The Plan sets aside five million (5,000,000) shares for award of stock options, including qualified incentive stock options and performance stock bonuses. To date, no grants or awards have been made pursuant to the Plan and the Company did not submit the Plan for consideration to the Company’s stockholders at its last meeting of stockholders.

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

The Company follows guidance issued by the FASB ASC 740, “Income Taxes”, with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of September 27, 2020 or September 29, 2019.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2020

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

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

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASC 2016-16 is effective for annual reporting periods beginning after December 15, 2023, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides optional relief through specific exceptions and practical expedients for transitioning away from reference rates that are expected to be discontinued. The relief generally applies to eligible modifications of contractual terms that change (or have the potential to change) the amount or timing of contractual cash flows related to replacement of a reference rate. The relief allows such modifications to be accounted for as continuations of existing contracts without additional analysis. The optional relief is available from March 2020 through December 31, 2022. The Company is currently evaluating the impact of this ASU.

Equity Securities, Equity Method Investments and Certain Derivatives

In January 2020, the FASB issued ASU 2020-01, “Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815.” This ASU clarifies the interaction between accounting standards related to equity securities, equity method investments and certain derivatives. The effective date of the standard will be for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.

Except as noted, the Company does not expect recently issued accounting standards or interpretations to have a material impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2020

NOTE 3. ACQUISITION

On April 27, 2020, the Company, through a newly formed subsidiary, Aggieland-Parks, Inc., a Texas corporation, acquired substantially all the assets of Aggieland Safari LLC, Ferrill Creek Ranch LLC, and Vernell Investments LLC (combined the “Aggieland Assets”), primarily consisting of the Aggieland Safari Adventure Zoo and Safari Park (“Aggieland Safari”), including animal inventory, real estate, mineral rights, and certain equipment and other assets necessary to operate Aggieland Wild Animal – Texas. Aggieland Wild Animal – Texas is situated on 250 acres of a 450-acre property, located approximately 25 miles northeast of Bryan/College Station, Texas and 120 miles northwest of downtown Houston. The total purchase price for the Aggieland Assets was $7,102,000, after determination of the fair value of the seller note. The transaction was financed with a $5,000,000 loan (the “2020 Term Loan”) from First Financial Bank, N.A. (“First Financial”), a seller note with a face value of $750,000 (the “Aggieland Seller Note”), and cash totaling $1,375,000. The 2020 Term Loan is secured by substantially all of the Aggieland Assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, with interest only payable monthly through April 2021. The Aggieland Seller Note represents a deferred portion of the purchase price, bears no interest, has a maturity date of June 30, 2021, and is secured by a second priority subordinated lien and security interest in the acquired mineral rights and the animal inventory. The Company applied a 2.5% discount rate to determine a fair value of $728,500 for the Aggieland Seller Note as of April 27, 2020.

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

The purchase price has been allocated based on an estimate of the fair value of assets acquired and liabilities assumed as of the acquisition date. The determination of estimated fair value requires management to make significant estimates and assumptions.

The following table presents supplemental pro forma information for the years ended September 27, 2020 and September 29, 2019 as if the acquisition had occurred at the beginning of the Company’s 2019 fiscal year. The unaudited pro forma information includes adjustments for depreciation expense on property and equipment acquired, interest expense on debt incurred related to the acquisition, and the related income tax effects, as well as the elimination of property and equipment impairment charges recorded by Aggieland Safari prior to the acquisition. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected at the beginning of the Company’s 2019 fiscal year.

	For the year ended
	September 27, 2020	September 29, 2019
Total net sales	$10,165,664	$7,775,138
Net income	$2,613,578	$670,149
Income per share - basic and diluted	$0.03	$0.01

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2020

NOTE 4. LONG-TERM DEBT

On April 27, 2020, the Company acquired Aggieland Wild Animal – Texas, see “NOTE 3. ACQUISITION”, financing the transaction with the 2020 Term Loan from First Financial and the Aggieland Seller Note. The 2020 Term Loan in the original principal amount of $5,000,000 from First Financial is secured by substantially all of the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, with interest only payable monthly through April 2021. The Company paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. The Aggieland Seller Note represents a deferred portion of the purchase price, has a face value of $750,000, bears no interest, has a maturity date of June 30, 2021, and is secured by a second priority subordinated lien and security interest in the acquired mineral rights and the animal inventory. The Company applied a 2.5% discount rate to determine a fair value of $728,500 for the Aggieland Seller Note as of April 27, 2020 and the resulting $21,500 discount will be amortized as interest expense over the 14 month period until the note matures. Including the remaining unamortized discount, the recorded value of the Aggieland Seller Note as of September 27, 2020 was $736,015.

On July 11, 2018, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2018 Refinancing”) with Synovus Bank (“Synovus”). The 2018 Refinancing included a term loan in the original principal amount of $1,600,000 (the “2018 Term Loan”). The 2018 Term Loan bears interest at a rate of 5.0% per annum and is payable in monthly payments of approximately $22,672, based on a seven year amortization period. The 2018 Term Loan has a maturity date of June 11, 2021, with an option to renew at 5.0% per annum for an additional 49-month term. The 2018 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $15,680 in fees and expenses in connection with the 2018 Refinancing. The outstanding balance of the 2018 Term Loan was $1,164,113 as of September 27, 2020.

As a result of the significant negative economic impacts and uncertainties caused by the COVID-19 pandemic, Wild Animal – Georgia and Wild Animal – Missouri each applied for Paycheck Protection Program (“PPP”) loans. On April 14, 2020 and April 16, 2020, the Company received two unsecured PPP loans totaling $188,087. Including accrued interest, the principal outstanding on the Company’s PPP loans was $188,925 as of September 27, 2020. The PPP was established under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of the PPP loans is two years, with an interest rate of 1.0% per annum. All payments are deferred for the first six months of these PPP loans, with accrued interest being added to the principal during the payment deferral period. After the initial six-month deferral period, monthly principal and interest payments will be due until maturity for any portion of the PPP loans not forgiven. Under the terms of the CARES Act, some or all of the PPP loan proceeds are eligible to be forgiven. The amount of the PPP loans eligible to be forgiven are based on the use of the proceeds for payroll costs, mortgage interest, rent or utility costs, and the maintenance of employee and compensation levels, subject to limitations and ongoing rulemaking by the SBA. While not assured, the Company anticipates a substantial portion of its PPP loan proceeds will be used for costs that are eligible for forgiveness, based on the current SBA guidelines. The Company will continue to account for its PPP loans under their defined terms until such time as forgiveness is granted by the SBA.

Interest expense of $182,926 and $76,003 for the year ended September 27, 2020 and September 29, 2019, respectively, includes $12,120 and $2,240, respectively, of amortization of debt closing costs in each period.

	As of
	September 27, 2020	September 29, 2019
Loan principal outstanding	$7,089,053	$1,371,248
Less: unamortized debt financing costs	(70,652)	(12,880)
Gross long-term debt	7,018,401	1,358,368
Less current portion of long-term debt,
net of unamortized costs and discount	(1,221,009)	(204,355)
Long-term debt	$5,797,392	$1,154,013

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2020

NOTE 4. LONG-TERM DEBT (CONTINUED)

As of September 27, 2020, the scheduled future principal maturities, by fiscal year, are as follows:

2021	1,228,921
2022	702,949
2023	661,959
2024	696,447
2025	689,273
thereafter	3,109,504
Total	$7,089,053

NOTE 5. LINE OF CREDIT

On July 11, 2018, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed the 2018 Refinancing with Synovus. The 2018 Refinancing includes a line of credit of up to $350,000 (the “2018 LOC”). The 2018 LOC bears interest at a rate of 4.75% and interest only payments are due monthly. The 2018 LOC is secured by a security deed on the assets of Wild Animal – Georgia. The 2018 LOC matures on July 11, 2021, with an option to renew for an additional three-year term. If necessary, the Company intends to utilize the 2018 LOC to fund seasonal working capital needs. As of September 27, 2020 and September 29, 2019, respectively, there was no outstanding balance against the Company’s LOC. When applicable, any advance on a Company LOC is recorded as a current liability.

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

Officers, Directors and their controlled entities own approximately 52.6% of the outstanding common stock of the Company as of September 27, 2020.

NOTE 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Employment Agreements:

Effective as of June 1, 2020, the Company and Dale Van Voorhis, the Company’s Chairman and Chief Executive Officer, entered into an employment agreement (the “2020 Van Voorhis Employment Agreement”). Pursuant to the 2020 Van Voorhis Employment Agreement, Mr. Van Voorhis receives an initial base annual compensation in the amount of $100,000 per year, subject to annual review by the Board of Directors. The 2020 Van Voorhis Employment Agreement has a term of two years and entitles Mr. Van Voorhis to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Effective as of January 1, 2019, the Company and Todd R. White, the Company’s Chief Financial Officer, entered into an employment agreement (the “2019 White Employment Agreement”). The 2019 White Employment Agreement has a term of three years, with minimum annual compensation of $70,000 in year one, $75,000 in year two and $80,000 in year three, and entitles Mr. White to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2020

NOTE 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

Effective as of May 1, 2018, the Company entered into an employment agreement with Michael D. Newman (the “Newman Employment Agreement”) to serve as the Company’s Vice President of Safari Operations. Mr. Newman had been the general manager of Wild Animal – Georgia since February 2011. Pursuant to the Newman Employment Agreement, Mr. Newman received an initial base annual compensation of $95,000 per year, subject to annual review by the Board of Directors. Mr. Newman also received a $5,000 signing bonus. Effective as of May 1, 2020, Mr. Newman’s annual compensation was set at $108,000. The Newman Employment Agreement has a term of five years and entitles Mr. Newman to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

As of September 27, 2020, the Company has not adopted any deferred compensation plans. Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause ($266,667 in aggregate) or (ii) in the event of a change in control of the Company ($531,667 in aggregate), as well as disability and death payment provisions ($141,500 in aggregate).

Effective as of July 1, 2017, the Company and James Meikle, then the Company’s President and Chief Operating Officer, entered into the “2017 Meikle Employment Agreement”. The 2017 Meikle Employment Agreement had a term of two years, with an initial base annual compensation in the amount of $135,000 per year. On November 28, 2018, Mr. Meikle passed away. Pursuant to the death benefit terms of the 2017 Meikle Employment Agreement, during the three month period ended December 30, 2019, the Company recorded a provision of approximately $88,000, which was distributed to his estate on January 15, 2020.

NOTE 8. INCOME TAXES

For the years ended September 27, 2020 and September 29, 2019, the Company reported a pre-tax profit of $3,693,869 and $1,495,438, respectively. The Company’s provision for income taxes consists of the following:

	For the year ended
	September 27, 2020	September 29, 2019
Federal	$740,800	$291,500
State	185,600	107,400
Total tax provision	$926,400	$398,900

The Company’s provision for Federal income tax consists of the following:

	For the year ended
Federal income tax benefit attributable to:	September 27, 2020	September 29, 2019
Current operations	$775,716	$314,042
State tax benefit	(38,976)	(22,554)
Other	4,060	12
Net provision for Federal income taxes	$740,800	$291,500

For the fiscal years ended September 27, 2020 and September 29, 2019, the Company recorded a provision for State of Georgia income taxes of $185,600 and $107,400, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2020

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

As a result of the tornado damage, through September 29, 2019, the Company had written-off $56,339 related to the net book value of property destroyed and damaged, and incurred $24,105 of cleanup and repair expenses. Through September 29, 2019, the Company had capitalized $66,376 of expenditures related to improvements associated with the tornado damage. The Company capitalized an additional $71,478 of improvements associated with the tornado damage during the year ended September 27, 2020. On April 15, 2020, the Company received $24,373 of insurance proceeds, partially offsetting the costs and expenses incurred in the recovery from the tornado damage.

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

September 27, 2020

NOTE 10. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to corporate management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the year ended
	September 27, 2020	September 29, 2019
Total net sales:
Georgia	$6,878,994	$5,228,291
Missouri	1,449,781	955,963
Texas	1,178,489	-
Consolidated	$9,507,264	$6,184,254

Income (loss) before income taxes:
Georgia	$4,113,926	$2,686,369
Missouri	84,836	(295,634)
Texas	433,916	-
Segment total	4,632,678	2,390,735
Corporate	(783,671)	(846,398)
Other income, net	27,788	27,104
Interest expense	(182,926)	(76,003)
Consolidated	$3,693,869	$1,495,438

Depreciation and amortization:
Georgia	$258,779	$245,637
Missouri	238,560	208,331
Texas	78,800	-
Corporate	12,120	2,240
Consolidated	$588,259	$456,208

Capital expenditures
Georgia	$193,116	$295,498
Missouri	190,928	258,541
Texas	141,365	-
Consolidated	$525,409	$554,039

	As of
	September 27, 2020	September 29, 2019
Total assets:
Georgia	$8,352,457	$7,910,710
Missouri	3,120,166	2,690,572
Texas	7,919,577	-
Corporate	130,083	162,054
Consolidated	$19,522,283	$10,763,336

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2020

NOTE 11. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 27, 2020 to the date these financial statements were issued and has determined that no material subsequent events have occurred from the date of these consolidated financial statements through the date of filing.