Form 10-Q
period 2021-01-03
PARKS AMERICA, INC
filed 2021-02-09
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2021

OR

.[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of February 8, 2021, the issuer had 75,124,087 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of January 3, 2021 and September 27, 2020

	January 3, 2021	September 27, 2020
ASSETS
Cash	$5,615,622	$5,505,716
Inventory	299,631	200,891
Prepaid expenses	195,570	148,732
Total current assets	6,110,823	5,855,339

Property and equipment, net	13,713,382	13,654,800
Other assets	12,144	12,144
Total assets	$19,836,349	$19,522,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$145,442	$178,485
Other current liabilities	764,939	599,390
Current portion of long-term debt, net	1,274,580	1,221,009
Total current liabilities	2,184,961	1,998,884

Long-term debt, net	5,697,446	5,797,392
Total liabilities	7,882,407	7,796,276

Stockholders’ equity
Common stock; 300,000,000 shares authorized,
at $.001 par value; 75,021,537 and 75,021,537
shares issued and outstanding, respectively	75,021	75,021
Capital in excess of par	4,889,316	4,889,316
Treasury stock	(3,250)	(3,250)
Retained earnings	6,992,855	6,764,920
Total stockholders’ equity	11,953,942	11,726,007
Total liabilities and stockholders’ equity	$19,836,349	$19,522,283

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended January 3, 2021 and December 29, 2019

	For the three months ended
	January 3, 2021	December 29, 2019
Net sales	$2,155,475	$983,408
Sale of animals	71,724	12,077
Total net sales	2,227,199	995,485

Cost of sales	259,995	126,860
Selling, general and administrative	1,399,845	851,217
Depreciation and amortization	167,200	117,500
Loss on disposal of operating assets	4,675	-
Income (loss) from operations	395,484	(100,092)

Other income, net	14,564	7,962
Interest expense	(91,413)	(17,721)
Income (loss) before income taxes	318,635	(109,851)

Income tax provision	90,700	(20,700)
Net income (loss)	$227,935	$(89,151)

Income per share - basic and diluted	$0.00	$(0.00)

Weighted average shares
outstanding (in 000's) - basic and diluted	75,021	74,821

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended January 3, 2021 and December 29, 2019

			Capital in Excess of Par	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance at September 27, 2020	75,021,537	$75,021	$4,889,316	$(3,250)	$6,764,920	$11,726,007
Net income for the three months
ended January 3, 2021	-	-	-	-	227,935	227,935
Balance at January 3, 2021	75,021,537	$75,021	$4,889,316	$(3,250)	$6,992,855	$11,953,942

			Capital in Excess of Par	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance at September 29, 2019	74,821,537	$74,821	$4,855,516	$(3,250)	$3,997,451	$8,924,538
Net loss for the three months
ended December 29, 2019	-	-	-	-	(89,151)	(89,151)
Balance at December 29, 2019	74,821,537	$74,821	$4,855,516	$(3,250)	$3,908,300	$8,835,387

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended January 3, 2021 and December 29, 2019

	For the three months ended
	January 3, 2021	December 29, 2019
OPERATING ACTIVITIES:
Net income (loss)	$227,935	$(89,151)
Reconciliation of net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization expense	167,200	117,500
Interest expense - debt financing cost amortization	1,978	560
Interest expense - loan discount amortization	4,640	-
Loss on disposal of assets	4,675	-
Changes in assets and liabilities
(Increase) decrease in inventory	(98,740)	(28,000)
(Increase) decrease in prepaid expenses	(46,838)	(74,823)
Increase (decrease) in accounts payable	(33,043)	(54,917)
Increase (decrease) in other current liabilities	165,549	81,775
Net cash provided by (used in) operating activities	393,356	(47,056)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(245,365)	(142,315)
Proceeds from the disposition of property and equipment	15,434	-
Net cash used in investing activities	(229,931)	(142,315)

FINANCING ACTIVITIES:
Payments on 2018 Term Loan	(53,519)	(50,895)
Net cash used in financing activities	(53,519)	(50,895)

Net increase (decrease) in cash	109,906	(240,266)
Cash at beginning of period	5,505,716	3,787,815
Cash at end of period	$5,615,622	$3,547,549

Supplemental Cash Flow Information:
Cash paid for interest	$99,743	$17,120
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 3, 2021

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

In compliance with respective state issued guidelines, the Georgia Park and the Texas Park each reopened on May 1, 2020, and the Missouri Park reopened on May 4, 2020. Subsequent to reopening, attendance levels were strong at each of the Company’s three Parks for the balance of its 2020 fiscal year, which has continued through the first three months of its 2021 fiscal year. However, there may be longer-term negative impacts to the Company’s business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts include changes in customer behavior and preferences causing significant volatility or reductions in Park attendance, increases in operating expenses to comply with additional hygiene-related protocols, limitations in our ability to recruit and maintain staffing, limitations on our employees ability to work and travel, and significant changes in the economic or political conditions in the areas the Company’s Parks are located. Despite the Company’s efforts to manage these impacts, the ultimate impact may be material, and will depend on a number of factors beyond its control, including the duration and severity of the COVID-19 pandemic and actions by governmental authorities taken to contain its spread and mitigate its public health effects.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 3, 2021

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months ended January 3, 2021 and December 29, 2019 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. In the opinion of management interim results reflect all normal and recurring adjustments, and are not necessarily indicative of the results for a full fiscal year.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2020.

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2021 fiscal year, October 3 will be the closest Sunday, and for 2020 fiscal year, September 27 was the closest Sunday. The 2021 fiscal year will be comprised of 53-weeks, while the 2020 fiscal year was comprised of 52-weeks. This fiscal calendar aligns the Company’s fiscal periods closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had no accounts receivable as of January 3, 2021 and September 27, 2020, respectively.

Inventory: Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The gross profit method is used to determine the change in gift shop inventory for interim periods. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly. The Company had inventory of $299,631 and $200,891 as of January 3, 2021 and September 27, 2020, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 3, 2021

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	January 3, 2021	September 27, 2020	Depreciable Lives
Land	$6,389,470	$6,389,470	not applicable
Mineral rights	276,000	276,000	25 years
Ground improvements	2,334,172	2,334,172	7-25 years
Buildings and structures	3,798,098	3,798,098	10-39 years
Animal shelters and habitats	2,098,947	2,098,947	10-39 years
Park animals	1,147,833	1,166,583	5-10 years
Equipment - concession and related	232,281	232,281	3-15 years
Equipment and vehicles - yard and field	556,168	556,168	3-15 years
Vehicles - buses and rental	237,075	237,075	3-5 years
Rides and entertainment	224,578	224,578	5-7 years
Furniture and fixtures	26,057	26,057	5-10 years
Projects in process	277,905	34,290
Property and equipment, cost	17,598,584	17,373,719
Less accumulated depreciation	(3,885,202)	(3,718,919)
Property and equipment, net	$13,713,382	$13,654,800

Depreciation expense for the three months ended January 3, 2021 and December 29, 2019 totaled $167,200 and $117,300, respectively.

Impairment of Long-Lived Assets: The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered impaired, then impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.

Other Current Liabilities: The following is a breakdown of other current liabilities:

	January 3, 2021	September 27, 2020
Deferred revenue	$299,254	$273,386
Accrued wages and payroll taxes	182,243	42,774
Accrued income taxes	138,602	46,402
Accrued sales taxes	50,759	69,101
Accrued property taxes	931	68,530
Other accrued liabilities	93,150	99,197
Other current liabilities	$764,939	$599,390

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

January 3, 2021

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

Deferred revenues from advance online admission tickets were $299,254 and $273,386 as of January 3, 2021 and September 27, 2020, respectively, and are included within Other Current Liabilities in the accompanying consolidated balance sheets.

Advertising and Marketing Costs: The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the three months ended January 3, 2021 and December 29, 2019 totaled $212,145 and $121,338, respectively.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 3, 2021

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of January 3, 2021 or September 27, 2020.

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

Recent Accounting Pronouncements:

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“Update 2019-12”), which removes certain exceptions for investments, intraperiod allocations and interim tax calculations, and adds guidance to reduce the complexity in accounting for income taxes. Update 2019-12 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The various amendments in Update 2019-12 are applied on a retrospective basis, modified retrospective basis and prospective basis, depending upon the amendment. The Company is in the process of evaluating the impact of this amendment on its consolidated financial statements; however, it is not anticipated to be material.

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASC 2016-16 is effective for annual reporting periods beginning after December 15, 2023, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company has determined this ASU will not have a material impact on its consolidated financial statements and related disclosures.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional relief through specific exceptions and practical expedients for transitioning away from reference rates that are expected to be discontinued. The relief generally applies to eligible modifications of contractual terms that change (or have the potential to change) the amount or timing of contractual cash flows related to replacement of a reference rate. The relief allows such modifications to be accounted for as continuations of existing contracts without additional analysis. The optional relief is available from March 2020 through December 31, 2022. The The Company has determined this ASU will not have a material impact on its consolidated financial statements and related disclosures.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 3, 2021

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equity Securities, Equity Method Investments and Certain Derivatives

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815. This ASU clarifies the interaction between accounting standards related to equity securities, equity method investments and certain derivatives. The effective date of the standard will be for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. The Company has determined this ASU will not have a material impact on its consolidated financial statements and related disclosures.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 3, 2021

NOTE 3. ACQUISITION (CONTINUED)

The following table presents supplemental pro forma information for the three month period ended December 29, 2019 as if the acquisition had occurred at the beginning of the Company’s 2019 fiscal year. The unaudited pro forma information includes adjustments for depreciation expense on property and equipment acquired, interest expense on debt incurred related to the acquisition, and the related income tax effects, as well as the elimination of property and equipment impairment charges recorded by Aggieland Safari prior to the acquisition. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected at the beginning of the Company’s 2019 fiscal year.

For the three months ended December 29, 2019
Total net sales	$1,331,998

Net loss	$(218,378)

Income per share - basic and diluted	$(0.00)

NOTE 4. LONG-TERM DEBT

On April 27, 2020, the Company acquired Aggieland Wild Animal – Texas, see “NOTE 3. ACQUISITION”, financing the transaction with the 2020 Term Loan from First Financial and the Aggieland Seller Note. The 2020 Term Loan in the original principal amount of $5,000,000 from First Financial is secured by substantially all of the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, with interest only payable monthly through April 2021. The Company paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. The Aggieland Seller Note represents a deferred portion of the purchase price, has a face value of $750,000, bears no interest, has a maturity date of June 30, 2021, and is secured by a second priority subordinated lien and security interest in the acquired mineral rights and the animal inventory. The Company applied a 2.5% discount rate to determine a fair value of $728,500 for the Aggieland Seller Note as of April 27, 2020 and the resulting $21,500 discount will be amortized as interest expense over the 14 month period until the note matures. Including the remaining unamortized discount, the recorded value of the Aggieland Seller Note as of January 3, 2021 was $740,655.

On July 11, 2018, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2018 Refinancing”) with Synovus Bank (“Synovus”). The 2018 Refinancing included a term loan in the original principal amount of $1,600,000 (the “2018 Term Loan”). The 2018 Term Loan bears interest at a rate of 5.0% per annum and is payable in monthly payments of approximately $22,672, based on a seven year amortization period. The 2018 Term Loan has a maturity date of June 11, 2021, with an option to renew at 5.0% per annum for an additional 49-month term. The 2018 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $15,680 in fees and expenses in connection with the 2018 Refinancing. The outstanding balance of the 2018 Term Loan was $1,110,594 as of January 3, 2021.

As a result of the initial negative economic impacts and uncertainties caused by the COVID-19 pandemic, Wild Animal – Georgia and Wild Animal – Missouri each applied for Paycheck Protection Program (“PPP”) loans. On April 14, 2020 and April 16, 2020, the Company received two unsecured PPP loans totaling $188,087. Including accrued interest, the principal outstanding on the Company’s PPP loans was $189,451 as of January 3, 2021. The PPP was established under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of the PPP loans is two years, with an interest rate of 1.0% per annum. All payments are deferred for the first twelve months of these PPP loans, with accrued interest being added to the principal during the payment deferral period. After the initial twelve-month deferral period, monthly principal and interest payments will be due until maturity for any portion of the PPP loans not forgiven. Under the terms of the CARES Act, some or all of the PPP loan proceeds are eligible to be forgiven. The amount of the PPP loans eligible to be forgiven are based on the use of the proceeds for payroll costs, mortgage interest, rent or utility costs, and the maintenance of employee and compensation levels, subject to limitations and ongoing rulemaking by the SBA. While not assured, the Company believes a substantial portion of its PPP loan proceeds were used for costs that are eligible for forgiveness, based on the current SBA guidelines. The Company will continue to account for its PPP loans under their defined terms until such time as forgiveness is granted by the SBA.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 3, 2021

NOTE 4. LONG-TERM DEBT (CONTINUED)

Interest expense of $91,413 and $17,721 for the three ended January 3, 2021 and December 29, 2019, respectively, includes $1,978 and $560, respectively, of amortization of debt closing costs in each period. In addition, interest expense for the three months ended January 3, 2021 includes $4,640 of loan discount amortization.

The following table represents the aggregate of the Company’s outstanding long-term debt:

	As of
	January 3, 2021	September 27, 2020
Loan principal outstanding	$7,040,700	$7,089,053
Less: unamortized debt financing costs	(68,674)	(70,652)
Gross long-term debt	6,972,026	7,018,401
Less current portion of long-term debt,
net of unamortized costs and discount	(1,274,580)	(1,221,009)
Long-term debt	$5,697,446	$5,797,392

As of January 3, 2021, the scheduled future principal maturities of the Company’s long-term debt by fiscal year are as follows:

2021	1,127,929
2022	755,927
2023	661,976
2024	696,466
2025	688,895
thereafter	3,109,507
Total	$7,040,700

NOTE 5. LINE OF CREDIT

On July 11, 2018, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed the 2018 Refinancing with Synovus. The 2018 Refinancing includes a line of credit of up to $350,000 (the “2018 LOC”). The 2018 LOC bears interest at a rate of 4.75% and interest only payments are due monthly. The 2018 LOC is secured by a security deed on the assets of Wild Animal – Georgia. The 2018 LOC matures on July 11, 2021, with an option to renew for an additional three-year term. If necessary, the Company intends to utilize the 2018 LOC to fund seasonal working capital needs. As of January 3, 2021 and September 27, 2020, respectively, there was no outstanding balance against the Company’s LOC. When applicable, any advance on a Company LOC is recorded as a current liability.

NOTE 6. STOCKHOLDERS’ EQUITY

Shares of common stock issued for service to the Company are valued based on market price on the date of the award.

On December 18, 2020, the Company declared its annual compensation award to six Directors for their service on the Board of Directors. Each Director was awarded $10,000, to be paid all in shares, all in cash or a combination thereof, at each Director’s election. Four Directors elected to receive all shares of the Company’s common stock, one Director elected to receive 50% in shares and 50% in cash, and one Director elected all cash. Based on the closing stock price of $0.4388 per share on December 18, 2020, a total of 102,550 shares were distributed on January 11, 2021. The total compensation award cost of $60,000 was reported as an expense in the first quarter of the 2021 fiscal year.

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

Officers, Directors and their controlled entities own approximately 52.6% of the outstanding common stock of the Company as of January 3, 2021.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 3, 2021

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

Effective as of January 1, 2019, the Company and Todd R. White, the Company’s Chief Financial Officer, entered into an employment agreement (the “2019 White Employment Agreement”). The 2019 White Employment Agreement has a term of three years, with minimum annual compensation of $70,000 in year one, $75,000 in year two and $80,000 in year three. Effective January 1, 2021, Mr. White’s annual compensation was changed to $90,000. Mr. White is also entitled to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Effective as of May 1, 2018, the Company entered into an employment agreement with Michael D. Newman (the “Newman Employment Agreement”) to serve as the Company’s Vice President of Safari Operations. Mr. Newman had been the general manager of Wild Animal – Georgia since February 2011. Pursuant to the Newman Employment Agreement, Mr. Newman received an initial base annual compensation of $95,000 per year, subject to annual review by the Board of Directors. Mr. Newman also received a $5,000 signing bonus. Effective as of May 1, 2020, Mr. Newman’s annual compensation was changed to $108,000. The Newman Employment Agreement has a term of five years and entitles Mr. Newman to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

As of January 3, 2021, the Company has not adopted any deferred compensation plans. Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause ($241,667 in aggregate) or (ii) in the event of a change in control of the Company ($506,667 in aggregate), as well as disability and death payment provisions ($141,500 in aggregate).

NOTE 8. INCOME TAXES

For the three month period ended January 3, 2021, the Company reported pre-tax income of $318,635. For the fiscal year ending October 3, 2021, the Company expects to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 27.0%. The Company recorded a net income tax provision of $90,700 for the three month period ended January 3, 2021, comprised of a federal expense of $60,700 and a State of Georgia expense of $30,000. The Company’s net income tax provision for the three month period ended December 29, 2019 was a tax benefit of $20,700, comprised of a federal benefit of $23,900 and a State of Georgia expense of $3,200.

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

January 3, 2021

NOTE 10. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended
	January 3, 2021	December 29, 2019
Total net sales:
Georgia	$1,569,011	$898,436
Missouri	220,028	97,049
Texas	438,160	-
Consolidated	$2,227,199	$995,485

Income (loss) before income taxes:
Georgia	$861,697	$332,773
Missouri	(130,467)	(163,417)
Texas	(18,945)	-
Segment total	712,285	169,356
Corporate	(316,801)	(269,448)
Other income, net	14,564	7,962
Interest expense	(91,413)	(17,721)
Consolidated	$318,635	$(109,851)

	As of
	January 3, 2021	September 27, 2020
Total assets:
Georgia	$8,928,183	$8,352,457
Missouri	2,965,927	3,120,166
Texas	7,788,823	7,919,577
Corporate	153,416	130,083
Consolidated	$19,836,349	$19,522,283

NOTE 11. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to January 3, 2021 to the date these financial statements were issued and has determined that no material subsequent events have occurred from the date of these unaudited consolidated financial statements through the date of filing. However, subsequent to the period covered by this filing, on January 14, 2021, William Jump, a member of the Company’s Board of Directors, passed away.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying unaudited consolidated financial statements and provides additional information on the Company’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our Annual Report on Form 10-K for the fiscal year ended September 27, 2020.

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

Through our fiscal year ended September 27, 2020, our annual net sales, adjusted income before income taxes and net cash provided by operating activities have improved significantly over the past five to six fiscal years. These improvements are primarily attributable to a combination of increased attendance revenues and strong operating cost controls. Our Georgia Park in particular has benefitted from several positive factors including strong and stable management, the addition of online ticket sales in June 2015, growth and positive economic conditions in the greater Atlanta area, as well as positive guest perceptions of this Park. Our strong results through our 2019 fiscal year and the resulting improvements in our financial position provided us with the resources to pursue and ultimately close the Aggieland Safari acquisition during our 2020 fiscal year.

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

In compliance with respective state issued guidelines, our Georgia Park and our Texas Park each reopened on May 1, 2020, and our Missouri Park reopened on May 4, 2020. Attendance levels were strong at each of our three Parks for the balance of our 2020 fiscal year end, which has continued through the first quarter of our 2021 fiscal year. We believe the strong year-over-year attendance growth each of our Parks experienced during the last five months of our 2020 fiscal year is a reflection of the principally outdoor nature of the family-friendly, wild animal education and entertainment experience provided at each of our Parks. The experience offered at each of our Parks is particularly attractive during the COVID-19 pandemic as potential guests are seeking outdoor entertainment options. While we have seen many repeat customers since reopening in May 2020, we have also experienced an increase in first time visitors seeking an outdoor entertainment alternative. We believe this has increased the local and regional awareness for each of our Parks, which we believe will have longer-term, positive ramifications for our business.

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

Strong growth in our annual operating cash flow over the past five to six fiscal years has provided us with incremental cash flow, and provided us with the financial strength to complete the Aggieland Safari acquisition. However, our current size and operating model leave us little room for error. Any future capital raised by us is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, us may not be sufficient to fund our capital and liquidity needs for the near-term.

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

Results of Operations For the Three Month Period Ended January 3, 2021 as Compared to Three Month Period Ended December 29, 2019

Our 2021 fiscal year will be comprised of 53-weeks, compared to our 2020 fiscal year which was comprised of 52-weeks. The extra week in our 2021 fiscal year occurred in the three months ended January 3, 2021. As such, attendance based sales analyses will include comparable 14-week sales comparisons, as well as reported sales comparisons.

The following table shows our consolidated and segment operating results for the three month periods ended January 3, 2021 and December 29, 2019:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020
Total net sales	$1,569,011	$898,436	$220,028	$97,049	$438,160	$-	$2,227,199	$995,485
Segment income from operations	861,697	332,773	(130,467)	(163,417)	(18,945)	-	712,285	169,356
Segment operating margin %	54.9%	37.0%	-59.3%	-168.4%	-4.3%	na	32.0%	17.0%

Corporate expenses							(316,801)	(269,448)
Other income, net							14,564	7,962
Interest expense							(91,413)	(17,721)
Income before income taxes							$318,635	$(109,851)

Total Net Sales

Our total net sales for the three month period ended January 3, 2021 were $2,227,199, an increase of $1,231,714 versus the three month period ended December 29, 2019. Our Parks’ combined attendance based net sales increased by $1,172,067 or 119.2%, and animal sales increased by $59,647. Excluding our recently acquired Texas Park, our attendance based net sales increased by $754,346 or 76.7%, and animal sales increased by $39,208. For the comparable 14-weeks ended January 3, 2021 excluding our Texas Park, our attendance based sales increased by $654,394 or 60.4%.

Our Georgia Park’s attendance based net sales increased by $634,655 or 71.3%, to $1,524,576, while animal sales increased by $35,920 to $44,435. On a comparable 14-week basis, our Georgia Park’s attendance based sales increased by $544,814 or 55.6%. Our Missouri Park’s attendance based net sales increased by $119,692 or 128.0%, to $213,178, and animal sales increased by $3,287 to $6,850. On a comparable 14-week basis, our Missouri Park attendance based sales increased by $109,580 or 105.8%. Our Texas Park generated attendance based sales of $417,721 and animal sales of $20,439.

On a comparable 14-week basis, paid attendance at our Georgia Park and our Missouri Park increased by 49.1% and 77.4%, respectively.

Segment Operating Margin

Our consolidated segment income from operations was $712,285 for the three month period ended January 3, 2021, an increase of $542,929, compared to segment income from operations of $169,356 for the three month period ended December 29, 2019. Our Georgia Park’s segment operating income was $861,697, resulting in an increase of $528,924, principally as a result of higher attendance based net sales and higher animal sales, partially offset by higher cost of sales, and higher compensation and general operating expenses. Our Missouri Park generated a segment operating loss of $130,467, an improvement of $32,950, primarily as a result of higher attendance based net sales, partially offset by higher cost of sales, and higher compensation, advertising and general operating expenses. Our Texas Park generated a segment operating loss of $18,945.

Corporate Expenses

Corporate spending increased by $47,353 to $316,801 during the three month period ended January 3, 2021, primarily due to higher compensation expense partially offset by lower professional fees.

Other Income, Net

Other income, net increased by $6,602, to $14,564, primarily as a result of mineral rights royalty income for our Texas Park, partially offset by lower interest income.

Interest Expense

Interest expense for the three month period ended January 3, 2021 was $91,413, an increase of $73,692 compared to the three month period ended December 29, 2019, primarily as a result of debt incurred related to the Texas Park acquisition on April 27, 2020.

Income Taxes

For the three month period ended January 3, 2021, we reported pre-tax income of $318,635. For the fiscal year ending October 3, 2021 we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 27.0%. Based on the year-to-date mix of federal and state income, we recorded an income tax expense of $90,700 for the three month period ended January 3, 2021.

Net Income and Income Per Share

For the three month period ended January 3, 2021, we reported net income of $227,935 or $0.00 per basic share and per fully diluted share, compared to a net loss of $89,151 or $(0.00) per basic share and per fully diluted share, for the three month period ended December 29, 2019, resulting in a net increase of $317,086. The increase in our net income is attributable to a $528,924 increase in segment income for our Georgia Park, a $32,950 decrease in the segment loss for our Missouri Park, as well as an increase of $6,602 in other income, partially offset by a segment loss of $18,945 for our Texas Park, a $47,353 increase in Corporate expenses, a $73,692 increase in interest expense, and a $111,400 increase in our income tax provision.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Historically, our slow season starts after Labor Day in September and runs until Spring Break, which typically begins toward the end of March. The first and second quarters of our fiscal year have historically generated negative cash flow, requiring us to use cash generated from prior fiscal years, as well as borrowing on a seasonal basis, to fund operations and prepare our Parks for the busy season during the third and fourth quarters of our fiscal year. As a result of our improved cash position, during our 2020 and 2019 fiscal years we did not utilize any seasonal borrowing.

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

Our working capital was $3.93 million as of January 3, 2021, compared to $3.86 million as of September 27, 2020. This increase in working capital primarily relates to cash flow provided by operating activities, partially offset by net cash used in capital investment spending during the three month period ended January 3, 2021.

Total loan debt, including current maturities, as of January 3, 2021 was $6.97 million compared to $7.02 million as of September 27, 2020. There were no borrowings on our Synovus Bank line of credit as of January 3, 2021 and September 27, 2020, respectively.

As of January 3, 2021, we had equity of $11.95 million and total loan debt of $6.97 million, resulting in a debt to equity ratio of 0.58 to 1.0 compared to 0.60 to 1.0 as of September 27, 2020.

Operating Activities

Net cash provided by operating activities was $393,356 for the three month period ended January 3, 2021, compared to cash used in operating activities of $47,056 for the three month period ended December 29, 2019, resulting in a net improvement of $440,412, primarily as a result of a higher net income and lower net working capital uses.

Investing Activities

Net cash used in investing activities was $229,931 for the three month period ended January 3, 2021, compared to $142,315 for the three month period ended December 29, 2019, an increase of $87,616, primarily related to an increase in capital improvement spending at our Parks.

Financing Activities

Net cash used in financing activities was $53,519 for the three month period ended January 3, 2021, compared to net cash used in financing activities of $50,894 for the three month period ended December 29, 2019. In each period, cash used in financing activities was for scheduled payments against our 2018 Term Loan.

Subsequent Events

Subsequent to the period covered by this filing, on January 14, 2021, William Jump, a member of the Company’s Board of Directors, passed away.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Quarterly Report. Our significant accounting policies are set forth in “NOTE 2. SIGNIFICANT ACCOUNTING POLICIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report, which should be reviewed as they are integral to understanding results of operations and financial position. The Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended September 27, 2020 includes additional information about us, and our operations, financial condition, critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended January 3, 2021 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should read the MD&A together with our unaudited consolidated financial statements and related notes, each included elsewhere in this Quarterly Report, in conjunction with the Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended September 27, 2020. Some of the information contained in the MD&A or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "RISK FACTORS" below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

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

We began to see a significant reduction in paid attendance at our Georgia and Missouri Parks beginning the week of March 9, 2020. Effective April 3, 2020, both Parks were closed to the public as a result of shelter-in-place mandates in Georgia and Missouri. Also note that prior to the Company’s acquisition of the Texas Park, its operations were also closed to the public for the majority of April 2020 due to a shelter-in-place mandate in Texas. In compliance with respective state issued guidelines, our Georgia Park reopened on May 1, 2020 and our Missouri Park reopened on May 4, 2020, with the drive-through portion of our Texas Park reopening on May 1, 2020 and the park fully reopened on May 15, 2020. Since we reopened each of our Parks, attendance levels at each facility were strong for the balance of our 2020 fiscal year, which has continued through the first quarter of our 2021 fiscal year. However, there is the potential for our attendance levels to decline after other attractions have reopened to full capacity once the COVID-19 pandemic has run its course or vaccines are in use and made widely available.

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

PARKS! AMERICA, INC.

February 9, 2021	By:	/s/ Dale Van Voorhis
Dale Van Voorhis
Chief Executive Officer
(Principal Executive Officer)