Form 10-Q
period 2021-04-04
PARKS AMERICA, INC
filed 2021-05-11
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2021

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

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of May 10, 2021, the issuer had 75,124,087 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of April 4, 2021 and September 27, 2020

	April 4,	September 27,
	2021	2020
ASSETS
Cash	$5,640,643	$5,505,716
Inventory	344,671	200,891
Prepaid expenses	118,002	148,732
Total current assets	6,103,316	5,855,339

Property and equipment, net	13,978,878	13,654,800
Intangible assets, net	10,966	-
Other assets	12,144	12,144
Total assets	$20,105,304	$19,522,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$140,689	$178,485
Other current liabilities	628,258	599,390
Current portion of long-term debt, net	1,362,097	1,221,009
Total current liabilities	2,131,044	1,998,884

Long-term debt, net	5,437,271	5,797,392
Total liabilities	7,568,315	7,796,276

Stockholders’ equity
Common stock; 300,000,000 shares authorized,
at $.001 par value; 75,124,087 and 75,021,537
shares issued and outstanding, respectively	75,124	75,021
Capital in excess of par	4,934,212	4,889,316
Treasury stock	(3,250)	(3,250)
Retained earnings	7,530,903	6,764,920
Total stockholders’ equity	12,536,989	11,726,007
Total liabilities and stockholders’ equity	$20,105,304	$19,522,283

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months and Six Months Ended April 4, 2021 and March 29, 2020

	For the three months ended		For the six months ended
	April 4,	March 29,	April 4,	March 29,
	2021	2020	2021	2020
Net sales	$2,471,733	$730,522	$4,627,208	$1,713,930
Sale of animals	4,450	12,435	76,174	24,512
Total net sales	2,476,183	742,957	4,703,382	1,738,442

Cost of sales	309,852	122,905	569,847	249,765
Selling, general and administrative	1,337,649	763,628	2,737,494	1,614,845
Depreciation and amortization	172,807	117,500	340,007	235,000
Tornado damage insurance recovery	-	(24,373)	-	(24,373)
Loss on disposal of operating assets	26,046	-	30,721	-
Income (loss) from operations	629,829	(236,703)	1,025,313	(336,795)

Other income, net	12,755	7,542	27,319	15,504
Gain on extinguishment of debt	125,371	-	125,371	-
Interest expense	(84,207)	(17,191)	(175,620)	(34,912)
Income (loss) before income taxes	683,748	(246,352)	1,002,383	(356,203)

Income tax provision	145,700	(56,200)	236,400	(76,900)
Net income (loss)	$538,048	$(190,152)	$765,983	$(279,303)

Income per share - basic and diluted	$0.01	$(0.00)	$0.01	$(0.00)

Weighted average shares
outstanding (in 000's) - basic and diluted	75,112	75,005	75,065	74,808

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months and Six Months Ended April 4, 2021 and March 29, 2020

	Shares	Amount	Capital in Excess of Par	Treasury Stock	Retained Earnings	Total
Balance at September 27, 2020	75,021,537	$ 75,021	$ 4,889,316	$ (3,250)	$ 6,764,920	$ 11,726,007
Net income for the three months
ended January 3, 2021	-	-	-	-	227,935	227,935
Balance at January 3, 2021	75,021,537	75,021	4,889,316	(3,250)	6,992,855	11,953,942
Issuance of common stock to Directors	102,550	103	44,896	-	-	44,999
Net income for the three months
ended April 4, 2021	-	-	-	-	538,048	538,048
Balance at April 4, 2021	75,124,087	$ 75,124	$ 4,934,212	$ (3,250)	$ 7,530,903	$ 12,536,989

	Shares	Amount	Capital in Excess of Par	Treasury Stock	Retained Earnings	Total
Balance at September 29, 2019	74,821,537	$ 74,821	$ 4,855,516	$ (3,250)	$ 3,997,451	$ 8,924,538
Net loss for the three months
ended December 29, 2019	-	-	-	-	(89,151)	(89,151)
Balance at December 29, 2019	74,821,537	74,821	4,855,516	(3,250)	3,908,300	8,835,387
Issuance of common stock to Directors	200,000	200	33,800	-	-	34,000
Net loss for the three months
ended March 29, 2020	-	-	-	-	(190,152)	(190,152)
Balance at March 29, 2020	75,021,537	$ 75,021	$ 4,889,316	$ (3,250)	$ 3,718,148	$ 8,679,235

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended April 4, 2021 and March 29, 2020

	For the six months ended
	April 4,	March 29,
	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$765,983	$(279,303)
Reconciliation of net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization expense	340,007	235,000
Interest expense – debt financing cost amortization	3,956	1,120
Interest expense – loan discount amortization	9,279	-
Loss on disposal of assets	30,721	-
Stock-based compensation	44,999	34,000
Gain on extinguishment of debt	(125,371)	-
Changes in assets and liabilities
(Increase) decrease in accounts receivable	-	(24,373)
(Increase) decrease in inventory	(143,780)	(43,600)
(Increase) decrease in prepaid expenses	30,730	(132,654)
Increase (decrease) in accounts payable	(37,796)	(59,946)
Increase (decrease) in other current liabilities	28,868	(57,431)
Net cash provided by (used in) operating activities	947,596	(327,187)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(710,651)	(312,929)
Tradename registrations	(10,966)	-
Deposit on pending acquisition of Aggieland Safari	-	(103,235)
Proceeds from the disposition of property and equipment	16,634	-
Net cash used in investing activities	(704,983)	(416,164)

FINANCING ACTIVITIES:
Payments on 2018 Term Loan	(107,686)	(102,427)
Net cash used in financing activities	(107,686)	(102,427)

Net increase (decrease) in cash	134,927	(845,778)
Cash at beginning of period	5,505,716	3,787,815
Cash at end of period	$5,640,643	$2,942,037

Supplemental Cash Flow Information:
Cash paid for interest	$177,040	$33,602
Cash paid for income taxes	$276,750	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 4, 2021

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

The rapid acceleration of the COVID-19 pandemic in the United States occurred at the beginning of the Company’s annual high season. Beginning the week of March 9, 2020, the Company began to see a significant reduction in paid attendance at its Georgia and Missouri Parks. Effective April 3, 2020, the Company’s Georgia and Missouri Parks were closed as a result of shelter-in-place mandates in Georgia and Missouri. Also note that prior to the acquisition of the Texas Park, its operations were suspended for the majority of April 2020 due to a shelter-in-place mandate in Texas.

In compliance with respective state issued guidelines, the Georgia Park and the Texas Park each reopened on May 1, 2020, and the Missouri Park reopened on May 4, 2020. Subsequent to reopening, attendance levels were strong at each of the Company’s three Parks for the balance of its 2020 fiscal year, which has continued through the first six months of its 2021 fiscal year. However, there may be longer-term negative impacts to the Company’s business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts include changes in customer behavior and preferences causing significant volatility or reductions in Park attendance, increases in operating expenses to comply with additional hygiene-related protocols, limitations in our ability to recruit and maintain staffing, limitations on our employees ability to work and travel, and significant changes in the economic or political conditions in the areas the Company’s Parks are located. Despite the Company’s efforts to manage these impacts, the ultimate impact may be material, and will depend on a number of factors beyond its control, including the duration and severity of the COVID-19 pandemic and actions by governmental authorities taken to contain its spread and mitigate its public health effects. There is also the potential for attendance levels at the Company’s Parks to decline as alternative entertainment venues reopen to full capacity once the COVID-19 pandemic has run its course or vaccines are in use and made widely available.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 4, 2021

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months and six months ended April 4, 2021 and March 29, 2020 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. Interim results are not necessarily indicative of the results for a full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2020.

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

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had no accounts receivable as of April 4, 2021 and September 27, 2020, respectively.

Inventory: Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The gross profit method is used to determine the change in gift shop inventory for interim periods. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly. The Company had inventory of $344,671 and $200,891 as of April 4, 2021 and September 27, 2020, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 4, 2021

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	April 4,	September 27,	Depreciable
	2021	2020	Lives
Land	$6,389,470	$6,389,470	not applicable
Mineral rights	276,000	276,000	25 years
Ground improvements	2,486,503	2,334,172	7-25 years
Buildings and structures	3,874,199	3,798,098	10-39 years
Animal shelters and habitats	2,246,869	2,098,947	10-39 years
Park animals	1,188,618	1,166,583	5-25 years
Equipment - concession and related	255,426	232,281	3-15 years
Equipment and vehicles - yard and field	612,160	556,168	3-15 years
Vehicles - buses and rental	286,656	237,075	3-5 years
Rides and entertainment	227,574	224,578	5-7 years
Furniture and fixtures	26,057	26,057	5-10 years
Projects in process	165,209	34,290
Property and equipment, cost	18,034,741	17,373,719
Less accumulated depreciation	(4,055,863)	(3,718,919)
Property and equipment, net	$13,978,878	$13,654,800

Depreciation expense for the three months ended April 4, 2021 and March 29, 2020 totaled $172,807 and $117,500, respectively, and depreciation expense for the six months ended April 4, 2021 and March 29, 2020 totaled $340,007 and $235,000, respectively.

Impairment of Long-Lived Assets: The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered impaired, then impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.

Other Current Liabilities: The following is a breakdown of other current liabilities:

	April 4,	September 27,
	2021	2020
Deferred revenue	$343,813	$273,386
Accrued sales taxes	120,208	69,101
Accrued wages and payroll taxes	117,426	42,774
Accrued property taxes	10,717	68,530
Accrued income taxes	-	46,402
Other accrued liabilities	35,991	99,197
Other current liabilities	$628,155	$599,390

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

April 4, 2021

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

Revenues from park admission fees are recognized at the point in time control transfers to the customer, which is generally when the customer accepts access to the park and the Company is entitled to payment. Park admission fee revenues from advance online ticket purchases are deferred until the customers’ visit to the parks. Revenues from retail and concession sales are generally recognized upon the concurrent receipt of payment and delivery of goods to the customer. Sales taxes billed and collected are not included in revenue. Deferred revenues from advance online admission tickets were $343,813 and $273,386 as of April 4, 2021 and September 27, 2020, respectively, and are included within Other Current Liabilities in the accompanying consolidated balance sheets.

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

Advertising and Marketing Costs: The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the three months ended April 4, 2021 and March 29, 2020 totaled $234,290 and $115,976, respectively, and advertising and marketing expense for the six months ended April 4, 2021 and March 29, 2020 totaled $446,435 and $237,314, respectively

Stock Based Compensation: The Company recognizes stock based compensation costs on a straight-line basis over the requisite service period associated with the grant. The Company awards shares to its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company recognizes the expense based on the fair market value at time of the grant. The Company typically awards its annual Director compensation around the end of each calendar year.

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

April 4, 2021

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of April 4, 2021 or September 27, 2020.

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

April 4, 2021

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

The following table presents supplemental pro forma information for the six month period ended March 29, 2020 as if the acquisition had occurred at the beginning of the Company’s 2019 fiscal year. The unaudited pro forma information includes adjustments for depreciation expense on property and equipment acquired, interest expense on debt incurred related to the acquisition, and the related income tax effects, as well as the elimination of property and equipment impairment charges recorded by Aggieland Safari prior to the acquisition. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected at the beginning of the Company’s 2019 fiscal year.

For the six
months ended
March 29, 2020
Total net sales	$2,393,835

Net loss	$(427,289)

Income per share - basic and diluted	$(0.01)

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 4, 2021

NOTE 4. LONG-TERM DEBT

On April 27, 2020, the Company acquired Aggieland Wild Animal – Texas, see “NOTE 3. ACQUISITION”, financing the transaction with the 2020 Term Loan from First Financial and the Aggieland Seller Note. The 2020 Term Loan in the original principal amount of $5,000,000 from First Financial is secured by substantially all of the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, with interest only payable monthly through April 2021. The Company paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. The Aggieland Seller Note represents a deferred portion of the purchase price, has a face value of $750,000, bears no interest, has a maturity date of June 30, 2021, and is secured by a second priority subordinated lien and security interest in the acquired mineral rights and the animal inventory. The Company applied a 2.5% discount rate to determine a fair value of $728,500 for the Aggieland Seller Note as of April 27, 2020 and the resulting $21,500 discount will be amortized as interest expense over the 14 month period until the note matures. Including the remaining unamortized discount, the recorded value of the Aggieland Seller Note as of April 4, 2021 was $745,294.

On July 11, 2018, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2018 Refinancing”) with Synovus Bank (“Synovus”). The 2018 Refinancing included a term loan in the original principal amount of $1,600,000 (the “2018 Term Loan”). The 2018 Term Loan bears interest at a rate of 5.0% per annum and is payable in monthly payments of approximately $22,672, based on a seven year amortization period. The 2018 Term Loan has a maturity date of June 11, 2021, with an option to renew at 5.0% per annum for an additional 49-month term. The 2018 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $15,680 in fees and expenses in connection with the 2018 Refinancing. The outstanding balance of the 2018 Term Loan was $1,056,244 as of April 4, 2021.

As a result of the initial negative economic impacts and uncertainties caused by the COVID-19 pandemic, Wild Animal – Georgia and Wild Animal – Missouri each applied for Paycheck Protection Program (“PPP”) loans. On April 14, 2020 and April 16, 2020, the Company received two unsecured PPP loans totaling $188,087. The PPP was established under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of the PPP loans is two years, with an interest rate of 1.0% per annum. All payments are deferred for the first twelve months of these PPP loans, with accrued interest being added to the principal during the payment deferral period. After the initial twelve-month deferral period, monthly principal and interest payments will be due until maturity for any portion of the PPP loans not forgiven. Under the terms of the CARES Act, some or all of the PPP loan proceeds are eligible to be forgiven. The amount of the PPP loans eligible to be forgiven are based on the use of the proceeds for payroll costs, mortgage interest, rent or utility costs, and the maintenance of employee and compensation levels, subject to limitations and ongoing rulemaking by the SBA. The Company applied for forgiveness of the full amount of both the Wild Animal – Georgia and Wild Animal – Missouri PPP loans in March 2021. Effective March 29, 2021, the SBA approved the Forgiveness Application for Wild Animal – Georgia, resulting in a gain on extinguishment of debt totaling $125,371 in the three months ended April 4, 2021. The Company’s Forgiveness Application for the full amount of its Wild Animal Safari – Missouri PPP loan remains pending as of the date of this report. Including accrued interest, the principal outstanding on the Wild Animal – Missouri PPP loan was $64,526 as of April 4, 2021. The Company will continue to account for its outstanding PPP loan under their defined terms until such time as forgiveness is granted by the SBA.

Interest expense of $84,207 and $17,191 for the three months ended April 4, 2021 and March 29, 2020, respectively, includes $1,978 and $560, respectively, of debt closing costs amortization in each period. Interest expense of $175,620 and $34,912 for the six months ended April 4, 2021 and March 29, 2020, respectively, includes $3,956 and $1,120, respectively, of debt closing costs amortization in each period. In addition, interest expense for the three months and six months ended April 4, 2021 includes $4,639 and $9,279 of loan discount amortization, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 4, 2021

NOTE 4. LONG-TERM DEBT (CONTINUED)

The following table represents the aggregate of the Company’s outstanding long-term debt:

	As of
	April 4, 2021	September 27, 2020
Loan principal outstanding	$6,866,064	$7,089,053
Less: unamortized debt financing costs	(66,696)	(70,652)
Gross long-term debt	6,799,368	7,018,401
Less current portion of long-term debt,
net of unamortized costs and discount	(1,362,097)	(1,221,009)
Long-term debt	$5,437,271	$5,797,392

As of April 4, 2021, the scheduled future principal maturities of the Company’s long-term debt by fiscal year are as follows:

2021	$1,047,553
2022	661,667
2023	661,976
2024	696,466
2025	688,895
thereafter	3,109,507
Total	$6,866,064

NOTE 5. LINE OF CREDIT

On July 11, 2018, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed the 2018 Refinancing with Synovus. The 2018 Refinancing includes a line of credit of up to $350,000 (the “2018 LOC”). The 2018 LOC bears interest at a rate of 4.75% and interest only payments are due monthly. The 2018 LOC is secured by a security deed on the assets of Wild Animal – Georgia. The 2018 LOC matures on July 11, 2021, with an option to renew for an additional three-year term. If necessary, the Company intends to utilize the 2018 LOC to fund seasonal working capital needs. As of April 4, 2021 and September 27, 2020, respectively, there was no outstanding balance against the Company’s LOC. When applicable, any advance on a Company LOC is recorded as a current liability.

NOTE 6. STOCKHOLDERS’ EQUITY

Shares of common stock issued for service to the Company are valued based on market price on the date of the award.

On December 18, 2020, the Company declared its annual compensation award to six Directors for their service on the Board of Directors. Each Director was awarded $10,000, to be paid all in shares of the Company’s common stock, all in cash or a combination thereof, at each Director’s election. Four Directors elected to receive all shares, one Director elected to receive 50% in shares and 50% in cash, and one Director elected all cash. Based on the closing stock price of $0.4388 per share on December 18, 2020, a total of 102,550 shares were distributed on January 11, 2021. The total compensation award cost of $60,000 was reported as an expense in the first quarter of the 2021 fiscal year.

On December 5, 2019, the Company declared its annual compensation award to four Directors for their service on the Board of Directors. Each Director was awarded $8,500, to be paid all in shares of the Company’s common stock, all in cash or a combination thereof, at each Director’s election. All four Directors elected to receive all shares, totaling 200,000 shares, based on the closing stock price of $0.17 per share on December 5, 2019. The total award cost of $34,000 was reported as an expense in the first quarter of the 2020 fiscal year, and the Company distributed each award on January 8, 2020.

Officers, Directors and their controlled entities own approximately 52.8% of the outstanding common stock of the Company as of April 4, 2021.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 4, 2021

NOTE 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

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

Effective as of January 1, 2019, the Company and Todd R. White, the Company’s Chief Financial Officer, entered into an employment agreement (the “2019 White Employment Agreement”). The 2019 White Employment Agreement has a term of three years, with minimum annual compensation of $70,000 in year one, $75,000 in year two and $80,000 in year three. Effective January 1, 2021, Mr. White’s annual compensation was changed to $90,000. Mr. White is entitled to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

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

As of April 4, 2021, the Company has not adopted any deferred compensation plans. Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause ($216,667 in aggregate) or (ii) in the event of a change in control of the Company ($481,667 in aggregate), as well as disability and death payment provisions ($141,500 in aggregate).

NOTE 8. INCOME TAXES

For the six month period ended April 4, 2021, the Company reported pre-tax income of $1,002,383. For the fiscal year ending October 3, 2021, the Company expects to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 25.0%. The Company recorded a net income tax provision of $236,400 for the six month period ended April 4, 2021, comprised of a federal expense of $171,000 and a State of Georgia expense of $65,400. The Company’s net income tax provision for the six month period ended March 29, 2020 was a tax benefit of $76,900, comprised of a federal benefit of $74,200 and a State of Georgia benefit of $2,700.

NOTE 9. COMMITMENTS AND CONTINGENCIES

On February 17, 2021, two children of James Meikle, the Company’s former President and Chief Operating Officer, filed a Complaint in the Eighth Judicial District Court, Clark County, Nevada (case no. A-21-829563-C), alleging the Company was obligated under Mr. Meikle’s Employment Agreement to purchase at least $540,000 of life insurance for Mr. Meikle, who passed away on November 28, 2018. The Complaint seeks damages of $540,000, as well as interest and expenses. The Company believes the Complaint is without merit and is vigorously opposing this claim.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 4, 2021

NOTE 9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Except as noted above, the Company is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of its business. None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to its business or has a material interest adverse to its business.

NOTE 10. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended		For the six months ended
	April 4,	March 29,	April 4,	March 29,
	2021	2020	2021	2020
Total net sales:
Georgia	$1,609,777	$631,622	$3,178,788	$1,530,058
Missouri	319,649	111,335	539,677	208,384
Texas	546,757	-	984,917	-
Consolidated	$2,476,183	$742,957	$4,703,382	$1,738,442

Income (loss) before income taxes:
Georgia	$818,557	$78,849	$1,680,254	$411,622
Missouri	(29,720)	(150,272)	(160,187)	(313,689)
Texas	23,479	-	4,534	-
Segment total	812,316	(71,423)	1,524,601	97,933
Corporate	(182,487)	(165,280)	(499,288)	(434,728)
Other income, net	12,755	7,542	27,319	15,504
Gain on extinguishment of debt	125,371	-	125,371	-
Interest expense	(84,207)	(17,191)	(175,620)	(34,912)
Consolidated	$683,748	$(246,352)	$1,002,383	$(356,203)

	As of
	April 4,	September 27,
	2021	2020
Total assets:
Georgia	$9,095,177	$8,352,457
Missouri	2,963,501	3,120,166
Texas	7,847,934	7,919,577
Corporate	198,692	130,083
Consolidated	$20,105,304	$19,522,283

NOTE 11. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to April 4, 2021 to the date these financial statements were issued and has determined that no material subsequent events have occurred from the date of these unaudited consolidated financial statements through the date of filing.

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

In compliance with respective state issued guidelines, our Georgia Park and our Texas Park each reopened on May 1, 2020, and our Missouri Park reopened on May 4, 2020. Attendance levels were strong at each of our three Parks for the balance of our 2020 fiscal year, which has continued through the first six months of our 2021 fiscal year. We believe the strong year-over-year attendance growth each of our Parks has experienced since reopening in early May 2020 is a reflection of the principally outdoor nature of the family-friendly, wild animal education and entertainment experience provided at each of our Parks. The experience offered at each of our Parks is particularly attractive during the COVID-19 pandemic as potential guests are seeking outdoor entertainment options. While we have seen many repeat customers since reopening in early May 2020, we have also experienced an increase in first time visitors seeking an outdoor entertainment alternative. We believe this has increased the local and regional awareness for each of our Parks, which we believe will have longer-term, positive ramifications for our business.

However, there remains the possibility of longer-term negative impacts to our business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts include changes in customer behavior and preferences causing significant volatility or reductions in attendance at one or more of our Parks, increases in operating expenses to comply with additional hygiene-related protocols, limitations in our ability to recruit and maintain staffing, limitations on our employees ability to work and travel, and significant changes in the economic or political conditions in the areas our Parks are located. Despite our efforts to manage these impacts, the ultimate impact may be material, and will depend on a number of factors beyond our control, including the duration and severity of the COVID-19 pandemic and actions by governmental authorities taken to contain its spread and mitigate its public health effects. There is also the potential for our attendance levels to decline as alternative entertainment venues reopen to full capacity once the COVID-19 pandemic has run its course or vaccines are in use and made widely available.

We are committed to leveraging the strong operating model we have established at our Georgia Park, with a focus on increasing attendance, as well as increasing the average revenue generated per guest visit via concession and gift shop revenues. Among our highest priorities over the next several years is continuing the integration of our Texas Park. As our Texas Park first opened to the public in May 2019, we believe there remains tremendous potential to increase attendance by increasing the local and regional awareness of this facility via advertising and promotion. We are pleased with the expanded attendance at our Missouri Park during the latter half of our 2020 fiscal year and the first six months of our 2021 fiscal year. We plan on leveraging the increased exposure of this facility to continue to build on this recent success.

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

Results of Operations For the Three Month Period Ended April 4, 2021 as Compared to Three Month Period

Ended March 29, 2020

The following table shows our consolidated and segment operating results for the three month periods ended April 4, 2021 and March 29, 2020:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020
Total net sales	$ 1.609,777	$ 631,622	$ 319,649	$ 111,335	$ 546,757	$ -	$ 2,476,183	$ 742,957
Segment income (loss) from operations	818,557	78,849	(29,720)	(150,272)	23,479	-	812,316	(71,423)
Segment operating margin %	50.8%	12.5%	-9.3%	-135.0%	4.3%	na	32.8%	-9.6%

Corporate expenses							(182,487)	(165,280)
Other income, net							12,755	7,542
Gain on extinguishment of debt							125,371	-
Interest expense							(84,207)	(17,191)
Income (loss) before income taxes							$ 683,748	$ (246,352)

Total Net Sales

Our total net sales for the three month period ended April 4, 2021 were $2,476,183, an increase of $1,733,226 versus the three month period ended March 29, 2020. Our Parks’ combined attendance based net sales increased by $1,741,211 or 238.4%, while animal sales decreased by $7,985. Excluding our recently acquired Texas Park, our attendance based net sales increased by $1,194,454 or 163.5%, while animal sales decreased by $7,985.

Our Georgia Park’s attendance based net sales increased by $986,140 or 159.3%, to $1,605,327, while animal sales decreased by $7,985 to $4,450. Our Missouri Park’s attendance based net sales increased by $208,314 or 187.1%, to $319,649. Our Texas Park generated attendance based sales of $546,757.

For the three month period ended April 4, 2021, paid attendance at our Georgia Park and our Missouri Park increased by approximately 121.0% and 169.0%, respectively.

Segment Operating Margin

Our consolidated segment income from operations was $812,316 for the three month period ended April 4, 2021, a net increase of $883,739, compared a segment loss from operations of $71,423 for the three month period ended March 29, 2020. Our Georgia Park’s segment operating income was $818,557, resulting in an increase of $739,708, principally as a result of higher attendance based net sales, partially offset by higher cost of sales, and higher compensation, advertising and general operating expenses. Our Missouri Park generated a segment operating loss of $29,720, an improvement of $120,552, primarily as a result of higher attendance based net sales, partially offset by higher cost of sales, and higher compensation and general operating expenses, as well as an insurance recovery in the three months ended March 29, 2020. Our Texas Park generated segment operating income of $23,479.

Corporate Expenses

Corporate spending increased by $17,207 to $182,487 during the three month period ended April 4, 2021, primarily due to higher compensation and travel expenses, partially offset by lower professional fees.

Other Income, Net

Other income, net increased by $5,213, to $12,755, primarily as a result of mineral rights royalty income for our Texas Park, partially offset by lower interest income.

Gain on Extinguishment of Debt

On March 29, 2021, we received notification the SBA approved our Wild Animal – Georgia Paycheck Protection Program (“PPP”) loan forgiveness application, resulting in a gain on extinguishment of debt totaling $125,371 for the three months ended April 4, 2021.

Interest Expense

Interest expense for the three month period ended April 4, 2021 was $84,207, an increase of $67,016 compared to the three month period ended March 29, 2020, primarily as a result of debt incurred related to the acquisition of our Texas Park on April 27, 2020.

Income Taxes

For the three month period ended April 4, 2021, we reported pre-tax income of $683,748. For the fiscal year ending October 3, 2021 we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 25.0%. Based on the year-to-date mix of federal and state income, we recorded an income tax expense of $145,700 for the three month period ended April 4, 2021.

Net Income and Income Per Share

For the three month period ended April 4, 2021, we reported net income of $538,048 or $0.01 per basic share and per fully diluted share, compared to a net loss of $190,152 or $(0.00) per basic share and per fully diluted share, for the three month period ended March 29, 2020, resulting in a net increase of $728,200. The increase in our net income is attributable to a $739,708 increase in segment income for our Georgia Park, a $120,552 decrease in the segment loss for our Missouri Park, segment income of $23,479 for our Texas Park, a $125,371 gain on extinguishment of debt, as well as an increase of $5,213 in other income, partially offset a $17,207 increase in Corporate expenses, a $67,016 increase in interest expense, and a $201,900 increase in our income tax provision.

Results of Operations For the Six Month Period Ended April 4, 2021 as Compared to Six Month Period Ended March 29, 2020

Our 2021 fiscal year will be comprised of 53-weeks, compared to our 2020 fiscal year which was comprised of 52-weeks. The extra week in our 2021 fiscal year occurred in the three months ended January 3, 2021. As such, in addition to six month period reported attendance sales comparisons, attendance based sales analyses will include comparable 27-week sales comparisons.

The following table shows our consolidated and segment operating results for the six month periods ended April 4, 2021 and March 29, 2020:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020
Total net sales	$ 3,178,788	$ 1,530,058	$ 539,677	$ 208,384	$ 984,917	$ -	$ 4,703,382	$ 1,738,442
Segment income (loss) from operations	1,680,254	411,622	(160,187)	(313,689)	4,534	-	1,524,601	97,933
Segment operating margin %	52.9%	26.9%	-29.7%	-150.5%	0.5%	na	32.4%	5.6%

Corporate expenses							(499,288)	(434,728)
Other income, net							27,319	15,504
Gain on extinguishment of debt							125,371	-
Interest expense							(175,620)	(34,912)
Income (loss) before income taxes							$ 1,002,383	$ (356,203)

Total Net Sales

Our total net sales for the six month period ended April 4, 2021 were $4,703,382, an increase of $2,964,940 versus the six month period ended March 29, 2020. Our Parks’ combined attendance based net sales increased by $2,913,278 or 170.0%, and animal sales increased by $51,662. Excluding our recently acquired Texas Park, our attendance based net sales increased by $1,948,800 or 113.7%, and animal sales increased by $31,223. For the comparable 27-weeks ended April 4, 2021 excluding our Texas Park, our attendance based sales increased by $1,924,355 or 110.7%.

Our Georgia Park’s attendance based net sales increased by $1,620,795 or 107.4%, to $3,129,903, while animal sales increased by $27,935 to $48,885. On a comparable 27-week basis, our Georgia Park’s attendance based sales increased by $1,603,418 or 105.0%. Our Missouri Park’s attendance based net sales increased by $328,006 or 160.1%, to $532,827, and animal sales increased by $3,287 to $6,850. On a comparable 27-week basis, our Missouri Park attendance based sales increased by $320,937 or 151.5%. Our Texas Park generated attendance based sales of $964,478 and animal sales of $20,439.

On a comparable 27-week basis, paid attendance at our Georgia Park and our Missouri Park increased by approximately 75.0% and 134.0%, respectively.

Segment Operating Margin

Our consolidated segment income from operations was $1,524,601 for the six month period ended April 4, 2021, an increase of $1,426,668, compared to segment income from operations of $97,933 for the six month period ended March 29, 2020. Our Georgia Park’s segment operating income was $1,680,254, resulting in an increase of $1,268,632, principally as a result of higher attendance based net sales, partially offset by higher cost of sales, and higher compensation, advertising and general operating expenses. Our Missouri Park generated a segment operating loss of $160,187, an improvement of $153,502, primarily as a result of higher attendance based net sales, partially offset by higher cost of sales, and higher compensation, advertising and general operating expenses, as well as an insurance recovery in the six months ended March 29, 2020. Our Texas Park generated a segment operating income of $4,534.

Corporate Expenses

Corporate spending increased by $64,560 to $499,288 during the six month period ended April 4, 2021, primarily due to higher compensation and travel expenses, partially offset by lower professional fees.

Other Income, Net

Other income, net increased by $11,815, to $27,319, primarily as a result of mineral rights royalty income for our Texas Park, partially offset by lower interest income.

Gain on Extinguishment of Debt

On March 29, 2021, we received notification the SBA approved our Wild Animal – Georgia PPP loan forgiveness application, resulting in a gain on extinguishment of debt totaling $125,371 for the six months ended April 4, 2021.

Interest Expense

Interest expense for the six month period ended April 4, 2021 was $175,620, an increase of $140,708 compared to the six month period ended March 29, 2020, primarily as a result of debt incurred related to the acquisition of our Texas Park on April 27, 2020.

Income Taxes

For the six month period ended April 4, 2021, we reported pre-tax income of $1,002,383. For the fiscal year ending October 3, 2021 we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 25.0%. Based on the year-to-date mix of federal and state income, we recorded an income tax expense of $236,400 for the six month period ended April 4, 2021.

Net Income and Income Per Share

For the six month period ended April 4, 2021, we reported net income of $765,983 or $0.01 per basic share and per fully diluted share, compared to a net loss of $279,303 or $(0.00) per basic share and per fully diluted share, for the six month period ended March 29, 2020, resulting in a net increase of $1,045,286. The increase in our net income is attributable to a $1,268,632 increase in segment income for our Georgia Park, a $153,502 decrease in the segment loss for our Missouri Park, segment income of $4,534 for our Texas Park, a $125,371 gain on extinguishment of debt, as well as an increase of $11,815 in other income, partially offset by a $64,560 increase in Corporate expenses, a $140,708 increase in interest expense, and a $313,300 increase in our income tax provision.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Historically, our slow season starts after Labor Day in September and runs until Spring Break, which typically begins toward the end of March. The first and second quarters of our fiscal year have historically generated negative cash flow, requiring us to use cash generated from prior fiscal years, as well as borrowing on a seasonal basis, to fund operations and prepare our Parks for the busy season during the third and fourth quarters of our fiscal year. As a result of our improved cash position, during our 2020 fiscal year we did not utilize any seasonal borrowing, nor do we anticipate using any seasonal borrowing during our 2021 fiscal year.

As a result of the initial negative impacts of the COVID-19 pandemic on our attendance revenues, we took actions to reduce spending while our Parks were closed to the public during the majority of April 2020. We also secured PPP loans to support the payroll for our employees during the Park closures and uncertainties regarding when we would be able to reopen our Parks. The PPP was established under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020, and is administered by the U.S. Small Business Administration (the “SBA”). During the next twelve to eighteen months our focus will be on running our Parks in a manner that supports the health and safety of our guests, employees and animals, at the same time prudently managing our cash flows. Any significant slowdown in revenues or unusual capital outlays may require us to reduce spending and potentially seek additional capital.

Our working capital was $3.97 million as of April 4, 2021, compared to $3.86 million as of September 27, 2020. This increase in working capital primarily relates to cash flow provided by operating activities, partially offset by net cash used in capital investment spending during the six month period ended April 4, 2021.

Total loan debt, including current maturities, as of April 4, 2021 was $6.80 million compared to $7.02 million as of September 27, 2020. There were no borrowings on our Synovus Bank line of credit as of April 4, 2021 and September 27, 2020, respectively.

As of April 4, 2021, we had equity of $12.54 million and total loan debt of $6.80 million, resulting in a debt to equity ratio of 0.54 to 1.0 compared to 0.60 to 1.0 as of September 27, 2020.

Operating Activities

Net cash provided by operating activities was $947,596 for the six month period ended April 4, 2021, compared to cash used in operating activities of $327,187 for the six month period ended March 29, 2020, resulting in a net improvement of $1,274,783, primarily as a result of a higher net income and lower net working capital uses.

Investing Activities

Net cash used in investing activities was $704,983 for the six month period ended April 4, 2021, compared to $416,164 for the six month period ended March 29, 2020, an increase of $288,819, primarily related to an increase in capital improvement spending at our Parks.

Financing Activities

Net cash used in financing activities was $107,686 for the six month period ended April 4, 2021, compared to net cash used in financing activities of $102,427 for the six month period ended March 29, 2020. In each period, cash used in financing activities was for scheduled payments against our 2018 Term Loan.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended April 4, 2021 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On February 17, 2021, two children of James Meikle, our former President and Chief Operating Officer, filed a Complaint in the Eighth Judicial District Court, Clark County, Nevada (case no. A-21-829563-C), alleging we were obligated under Mr. Meikle’s Employment Agreement to purchase at least $540,000 of life insurance for Mr. Meikle, who passed away on November 28, 2018. The Complaint seeks damages of $540,000, as well as interest and expenses. We believe the Complaint is without merit and are vigorously opposing this claim.

Except as noted above, we are not a party to any pending legal proceeding, nor are any of our properties the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of its business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

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

Beginning the week of March 9, 2020, we began to see a significant reduction in paid attendance at our Georgia and Missouri Parks. Effective April 3, 2020, both Parks were closed to the public as a result of shelter-in-place mandates in Georgia and Missouri. Also note that prior to the acquisition of our Texas Park, its operations were also closed to the public for the majority of April 2020 due to a shelter-in-place mandate in Texas. In compliance with respective state issued guidelines, our Georgia Park reopened on May 1, 2020 and our Missouri Park reopened on May 4, 2020, with the drive-through portion of our Texas Park reopening on May 1, 2020 and the park fully reopened on May 15, 2020. Since we reopened each of our Parks, attendance levels at each facility were strong for the balance of our 2020 fiscal year, which has continued through the first six months of our 2021 fiscal year.

While our business has experienced a rebound subsequent to the reopening of our Parks, there may be longer-term negative impacts to our business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts include changes in customer behavior and preferences causing significant volatility or reductions in Park attendance, increases in operating expenses to comply with additional hygiene-related protocols, limitations in our ability to recruit and maintain staffing, limitations on our employees ability to work and travel, and significant changes in the economic or political conditions in the areas our Parks are located. Despite our efforts to manage these impacts, the ultimate impact may be material, and will depend on a number of factors beyond our control, including the duration and severity of the COVID-19 pandemic and actions by governmental authorities taken to contain its spread and mitigate its public health effects. There is also the potential for our attendance levels to decline as alternative entertainment venues reopen to full capacity once the COVID-19 pandemic has run its course or vaccines are in use and made widely available.

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

PARKS! AMERICA, INC.

May 11, 2021	By:	/s/ Dale Van Voorhis
Dale Van Voorhis
Chief Executive Officer
(Principal Executive Officer)