Form 10-Q
period 2021-07-04
PARKS AMERICA, INC
filed 2021-08-11
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2021

OR

☐. TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 000-51254

Parks! America, Inc.

(Exact Name of small business issuer as specified in its charter)

Nevada	91-0626756
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 Oak Grove Road

Pine Mountain, GA 31822

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (706) 663-8744

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

Large accelerated filer ☐	.	Accelerated filer	☐
Non-accelerated filer ☐	. (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 9, 2021, the issuer had 75,124,087 outstanding shares of Common Stock.

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of July 4, 2021 and September 27, 2020

	July 4, 2021	September 27, 2020
ASSETS
Cash	$5,959,859	$5,505,716
Accounts receivable	14,822	-
Inventory	361,418	200,891
Prepaid expenses	73,290	148,732
Total current assets	6,409,389	5,855,339

Property and equipment, net	13,936,038	13,654,800
Intangible assets, net	10,966	-
Other assets	15,974	12,144
Total assets	$20,372,367	$19,522,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$210,146	$178,485
Other current liabilities	529,877	599,390
Current portion of long-term debt, net	665,019	1,221,009
Total current liabilities	1,405,042	1,998,884

Long-term debt, net	5,163,503	5,797,392
Total liabilities	6,568,545	7,796,276

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 75,124,087 and 75,021,537 shares issued and outstanding, respectively	75,124	75,021
Capital in excess of par	4,934,212	4,889,316
Treasury stock	(3,250)	(3,250)
Retained earnings	8,797,736	6,764,920
Total stockholders’ equity	13,803,822	11,726,007
Total liabilities and stockholders’ equity	$20,372,367	$19,522,283

 The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months and Nine Months Ended July 4, 2021 and June 28, 2020

	For the three months ended		For the nine months ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net sales	$3,823,862	$3,203,527	$8,451,070	$4,917,457
Sale of animals	50,238	16,681	126,412	41,193
Total net sales	3,874,100	3,220,208	8,577,482	4,958,650

Cost of sales	496,406	288,400	1,066,253	538,165
Selling, general and administrative	1,514,013	1,032,128	4,251,507	2,646,973
Depreciation and amortization	183,883	150,833	523,890	385,833
Tornado damage insurance recovery	-	-	-	(24,373)
Loss on disposal of operating assets	10,320	-	41,041	-
Income from operations	1,669,478	1,748,847	2,694,791	1,412,052

Other income, net	16,996	3,293	44,315	18,797
Gain on extinguishment of debt	64,617	-	189,988	-
Interest expense	(91,958)	(64,165)	(267,578)	(99,077)
Income before income taxes	1,659,133	1,687,975	2,661,516	1,331,772

Income tax provision	392,300	421,800	628,700	344,900
Net income	$1,266,833	$1,266,175	$2,032,816	$986,872

Income per share - basic and diluted	$0.02	$0.02	$0.03	$0.01

Weighted average shares outstanding (in 000’s) - basic and diluted	75,124	75,021	75,084	74,945

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three, Six and Nine Months Ended July 4, 2021 and June 28, 2020

	Shares	Amount	Capital in Excess of Par	Treasury Stock	Retained Earnings	Total
Balance at September 27, 2020	75,021,537	$75,021	$4,889,316	$(3,250)	$6,764,920	$11,726,007
Net income for the three months ended January 3, 2021	-	-	-	-	227,935	227,935
Balance at January 3, 2021	75,021,537	75,021	4,889,316	(3,250)	6,992,855	11,953,942
Issuance of common stock to Directors	102,550	103	44,896	-	-	44,999
Net income for the three months ended April 4, 2021	-	-	-	-	538,048	538,048
Balance at April 4, 2021	75,124,087	75,124	4,934,212	(3,250)	7,530,903	12,536,989
Net income for the three months ended July 4, 2021	-	-	-	-	1,266,833	1,266,833
Balance at July 4, 2021	75,124,087	$75,124	$4,934,212	$(3,250)	$8,797,736	$13,803,822

	Shares	Amount	Capital in Excess of Par	Treasury Stock	Retained Earnings	Total
Balance at September 29, 2019	74,821,537	$74,821	$4,855,516	$(3,250)	$3,997,451	$8,924,538
Net loss for the three months ended December 29, 2019	-	-	-	-	(89,151)	(89,151)
Balance at December 29, 2019	74,821,537	74,821	4,855,516	(3,250)	3,908,300	8,835,387
Issuance of common stock to Directors	200,000	200	33,800	-	-	34,000
Net loss for the three months ended March 29, 2020	-	-	-	-	(190,152)	(190,152)
Balance at March 29, 2020	75,021,537	75,021	4,889,316	(3,250)	3,718,148	8,679,235
Net income for the three months ended June 28, 2020	-	-	-	-	1,266,175	1,266,175
Balance at June 28, 2020	75,021,537	$75,021	$4,889,316	$(3,250)	$4,984,323	$9,945,410

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended July 4, 2021 and June 28, 2020

	For the nine months ended
	July 4, 2021	June 28, 2020
OPERATING ACTIVITIES:
Net income	$2,032,816	$986,872
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization expense	523,890	385,833
Interest expense - debt financing cost amortization	14,894	2,625
Interest expense - loan discount amortization	13,985	2,997
Loss on disposal of assets	41,041	-
Stock-based compensation	44,999	34,000
Gain on extinguishment of debt	(189,988)	-
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(14,822)	-
(Increase) decrease in inventory	(160,527)	1,480
(Increase) decrease in prepaid expenses	75,442	(15,396)
Increase (decrease) in accounts payable	31,661	(22,998)
Increase (decrease) in other current liabilities	(69,513)	432,004
Net cash provided by operating activities	2,343,878	1,807,417

INVESTING ACTIVITIES:
Acquisition of property and equipment	(887,473)	(461,465)
Acquisition of Aggieland Safari	-	(6,373,500)
Tradename registrations	(10,966)	-
Proceeds from the disposition of property and equipment	38,174	-
Net cash used in investing activities	(860,265)	(6,834,965)

FINANCING ACTIVITIES:
Payments on 2018 Term Loan	(1,164,113)	(154,446)
Payments on 2020 Term Loan	(1,063,843)	-
Payment of Note to Seller of Aggieland Safari	(750,000)	-
Proceeds from 2021 Term Loan	1,950,000	-
Proceeds from 2020 Term Loan	-	5,000,000
Proceeds from Paycheck Protection Program Loans	-	188,087
Debt financing costs	(1,514)	(62,375)
Net cash provided by (used in) financing activities	(1,029,470)	4,971,266

Net increase (decrease) in cash	454,143	(56,282)
Cash at beginning of period	5,505,716	3,787,815
Cash at end of period	$5,959,859	$3,731,533

Supplemental Cash Flow Information:
Cash paid for interest	$254,452	$92,352
Cash paid for income taxes	$686,750	$124,000

Non-Cash Investing and Financing Activities:
Note to Seller of Aggieland Safari	$-	$728,500

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 4, 2021

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

The Company’s Parks are open year round but experience increased seasonal attendance, typically beginning in the latter half of March through early September. As a result, the Company’s combined third and fourth quarter attendance based net sales have historically ranged from 68% to 72% of its annual net sales.

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

In compliance with respective state issued guidelines, the Georgia Park and the Texas Park each reopened on May 1, 2020, and the Missouri Park reopened on May 4, 2020. Subsequent to reopening, attendance levels were strong at each of the Company’s three Parks for the balance of its 2020 fiscal year, which continued through the first 31 weeks of its 2021 fiscal year. However, there may be longer-term negative impacts to the Company’s business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts may include changes in customer behavior and preferences causing significant volatility or reductions in Park attendance, increases in operating expenses to comply with additional hygiene-related protocols, limitations in the Company’s ability to recruit and maintain staffing, limitations on the Company’s employees ability to work and travel, and significant changes in the economic or political conditions in the areas the Company’s Parks are located. Despite the Company’s efforts to manage these potential impacts, the ultimate impact may be material, and will depend on a number of factors beyond its control, including the duration and severity of the COVID-19 pandemic and actions by governmental authorities taken to contain its spread and mitigate its public health effects. There is also the potential for attendance levels at the Company’s Parks to moderate or decline as alternative entertainment venues reopen to full capacity once the COVID-19 pandemic has run its course or vaccines are widely adopted and proven effective. While attendance based net sales remain strong versus the comparable pre-COVID-19 period, the Company has experienced a decline in attendance based net sales and attendance for weeks 32 through 44 of its 2021 fiscal year versus the comparable period of its 2020 fiscal year.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 4, 2021

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months and nine months ended July 4, 2021 and June 28, 2020 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. Interim results are not necessarily indicative of the results for a full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2020.

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2021 fiscal year, October 3 will be the closest Sunday, and for the 2020 fiscal year, September 27 was the closest Sunday. The 2021 fiscal year will be comprised of 53-weeks, while the 2020 fiscal year was comprised of 52-weeks. This fiscal calendar aligns the Company’s fiscal periods closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had $14,822 and $0 of accounts receivable as of July 4, 2021 and September 27, 2020, respectively.

Inventory: Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The gross profit method is used to determine the change in gift shop inventory for interim periods. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly. The Company had inventory of $361,418 and $200,891 as of July 4, 2021 and September 27, 2020, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 4, 2021

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	July 4, 2021	September 27, 2020	Depreciable Lives
Land	$6,389,470	$6,389,470	not applicable
Mineral rights	276,000	276,000	25 years
Ground improvements	2,552,482	2,334,172	7-25 years
Buildings and structures	3,866,264	3,798,098	10-39 years
Animal shelters and habitats	2,340,096	2,098,947	10-39 years
Park animals	1,163,401	1,166,583	5-25 years
Equipment - concession and related	327,007	232,281	3-15 years
Equipment and vehicles - yard and field	618,706	556,168	3-15 years
Vehicles - buses and rental	308,908	237,075	3-5 years
Rides and entertainment	224,578	224,578	5-7 years
Furniture and fixtures	26,057	26,057	5-10 years
Projects in process	79,365	34,290
Property and equipment, cost	18,172,334	17,373,719
Less accumulated depreciation	(4,236,296)	(3,718,919)
Property and equipment, net	$13,936,038	$13,654,800

Depreciation expense for the three months ended July 4, 2021 and June 28, 2020 totaled $183,883 and $150,833, respectively, and depreciation expense for the nine months ended July 4, 2021 and June 28, 2020 totaled $523,890 and $385,833, respectively.

Impairment of Long-Lived Assets: The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered impaired, then impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.

Other Current Liabilities: The following is a breakdown of other current liabilities:

	July 4, 2021	September 27, 2020
Deferred revenue	$288,559	$273,386
Accrued sales taxes	100,252	69,101
Accrued wages and payroll taxes	59,927	42,774
Accrued property taxes	35,341	68,530
Accrued income taxes	-	46,402
Other accrued liabilities	45,798	99,197
Other current liabilities	$529,877	$599,390

Financial Instruments: The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short-term maturities or due to the fact they were entered into during the Company’s 2021 and 2020 fiscal years. Securities that are publicly traded are valued at their fair market value as of the balance sheet date presented.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 4, 2021

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

Revenues from park admission fees are recognized at the point in time control transfers to the customer, which is generally when the customer accepts access to the park and the Company is entitled to payment. Park admission fee revenues from advance online ticket purchases are deferred until the customers’ visit to the parks. Revenues from retail and concession sales are generally recognized upon the concurrent receipt of payment and delivery of goods to the customer. Sales taxes billed and collected are not included in revenue. Deferred revenues from advance online admission tickets were $288,559 and $273,386 as of July 4, 2021 and September 27, 2020, respectively, and are included within Other Current Liabilities in the accompanying consolidated balance sheets.

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

Advertising and Marketing Costs: The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the three months ended July 4, 2021 and June 28, 2020 totaled $258,525 and $194,396, respectively, and advertising and marketing expense for the nine months ended July 4, 2021 and June 28, 2020 totaled $704,960 and $431,711, respectively

Stock Based Compensation: The Company recognizes stock based compensation costs on a straight-line basis over the requisite service period associated with the grant. The Company awards shares to its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company recognizes the expense based on the fair market value at time of the grant. The Company typically awards its annual Director compensation around the end of each calendar year.

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

July 4, 2021

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of July 4, 2021 or September 27, 2020.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 4, 2021

NOTE 3. ACQUISITION

On April 27, 2020, the Company, through a newly formed subsidiary, Aggieland-Parks, Inc., a Texas corporation, acquired substantially all the assets of Aggieland Safari LLC, Ferrill Creek Ranch LLC, and Vernell Investments LLC (combined the “Aggieland Assets”), primarily consisting of the Aggieland Safari Adventure Zoo and Safari Park (“Aggieland Safari”), including animal inventory, real estate, mineral rights, and certain equipment and other assets necessary to operate Aggieland Wild Animal – Texas. Aggieland Wild Animal – Texas is situated on 250 acres of a 450-acre property, located approximately 25 miles northeast of Bryan/College Station, Texas and 120 miles northwest of downtown Houston. The total purchase price for the Aggieland Assets was $7.10 million, after determination of the fair value of the seller note. The transaction was financed with a $5.00 million loan (the “2020 Term Loan”) from First Financial Bank, N.A. (“First Financial”), a seller note with a face value of $750,000 (the “Aggieland Seller Note”), and cash totaling $1.38 million. The 2020 Term Loan is secured by substantially all the Aggieland Assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, and required interest only monthly payments through April 2021. The Aggieland Seller Note represented a deferred portion of the purchase price, bore no interest, matured on June 30, 2021, and was secured by a second priority subordinated lien and security interest in the acquired mineral rights and the animal inventory. The Company applied a 2.5% discount rate to determine a fair value of $728,500 for the Aggieland Seller Note as of April 27, 2020.

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

The following table presents supplemental pro forma information for the nine month period ended June 28, 2020 as if the acquisition had occurred at the beginning of the Company’s 2020 fiscal year. The unaudited pro forma information includes adjustments for depreciation expense on property and equipment acquired, interest expense on debt incurred related to the acquisition, and the related income tax effects, as well as the elimination of property and equipment impairment charges recorded by Aggieland Safari prior to the acquisition. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected at the beginning of the Company’s 2020 fiscal year.

For the nine months ended
June 28, 2020
Total net sales	$5,617,050

Net income	$803,860

Income per share - basic and diluted	$0.01

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 4, 2021

NOTE 4. LONG-TERM DEBT

On June 18, 2021, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2021 Refinancing”) with Synovus Bank (“Synovus”). The 2021 Refinancing included a term loan in the original principal amount of $1.95 million (the “2021 Term Loan”). The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was $1.95 million as of July 4, 2021.

On July 11, 2018, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2018 Refinancing”) with Synovus. The 2018 Refinancing included a term loan in the original principal amount of $1.6 million (the “2018 Term Loan”). The 2018 Term Loan had an interest rate of 5.0% per annum and was payable in monthly payments of approximately $22,672, based on a seven-year amortization period. The 2018 Term Loan had a maturity date of June 11, 2021, with an option to renew at 5.0% per annum for an additional 49-month term. The 2018 Term Loan was secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $15,680 in fees and expenses in connection with the 2018 Refinancing. The 2021 Term Loan replaced the Company’s 2018 Term Loan with Synovus, which had an outstanding balance of $1.02 million, which was paid off with the proceeds of the 2021 Term Loan.

On April 27, 2020, the Company acquired Aggieland Wild Animal – Texas, see “NOTE 3. ACQUISITION”, financing the transaction with the 2020 Term Loan from First Financial and the Aggieland Seller Note. The 2020 Term Loan in the original principal amount of $5.00 million from First Financial is secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, and required interest only monthly payments through April 2021. The 2020 Term Loan requires monthly payments of $53,213 beginning in May 2021. The Company paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the incremental proceeds of the 2021 Term Loan, combined with additional funds, to paydown $1.00 million against the 2020 Term Loan, which had an outstanding balance of $3.94 million as of July 4, 2021.

The Aggieland Seller Note represented a deferred portion of the Aggieland Wild Animal – Texas purchase price, had a face value of $750,000, bore no interest, matured on June 30, 2021, and was secured by a second priority subordinated lien and security interest in the acquired mineral rights and the animal inventory. The Company applied a 2.5% discount rate to determine a fair value of $728,500 for the Aggieland Seller Note as of April 27, 2020, with the resulting $21,500 discount amortized as interest expense over the period of the Aggieland Seller Note. On June 29, 2021, the Company paid off the Aggieland Seller Note.

As a result of the initial negative economic impacts and uncertainties caused by the COVID-19 pandemic, Wild Animal – Georgia and Wild Animal – Missouri each applied for Paycheck Protection Program (“PPP”) loans. On April 14, 2020 and April 16, 2020, the Company received two unsecured PPP loans totaling $188,087. The PPP was established under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of the PPP loans was two years, with an interest rate of 1.0% per annum. All payments were deferred for the first twelve months of these PPP loans, with accrued interest being added to the principal during the payment deferral period. Under the terms of the CARES Act, some or all the PPP loan proceeds were eligible to be forgiven, based on use for specified purposes, subject to limitations and ongoing rulemaking by the SBA. The Company applied for forgiveness of the full amount of both the Wild Animal – Georgia and Wild Animal – Missouri PPP loans in March 2021. Effective March 29, 2021, the SBA approved the Forgiveness Application for Wild Animal – Georgia, resulting in a gain on extinguishment of debt totaling $125,371 during the three month period ended April 4, 2021. Effective May 25, 2021, the SBA approved the Forgiveness Application for Wild Animal – Missouri, resulting in a gain on extinguishment of debt totaling $64,617 during the three month period ended July 4, 2021.

Interest expense of $91,958 and $64,165 for the three month periods ended July 4, 2021 and June 28, 2020, respectively, includes $10,937 and $1,505, respectively, of debt closing costs amortization in each period. In addition, interest expense for the three month periods ended July 4, 2021 and June 28, 2020 includes $4,706 and $2,997 of loan discount amortization, respectively. Interest expense of $267,578 and $99,077 for the nine month periods ended July 4, 2021 and June 28, 2020, respectively, includes $14,894 and $2,625, respectively, of debt closing costs amortization in each period. In addition, interest expense for the nine month periods ended July 4, 2021 and June 28, 2020 includes $13,985 and $2,997 of loan discount amortization, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 4, 2021

NOTE 4. LONG-TERM DEBT (CONTINUED)

The following table represents the aggregate of the Company’s outstanding long-term debt:

	As of
	July 4, 2021	September 27, 2020
Loan principal outstanding	$5,885,797	$7,089,053
Less: unamortized debt financing costs	(57,275)	(70,652)
Gross long-term debt	5,828,522	7,018,401
Less current portion of long-term debt, net of unamortized costs and discount	(665,019)	(1,221,009)
Long-term debt	$5,163,503	$5,797,392

As of July 4, 2021, the scheduled future principal maturities of the Company’s long-term debt by fiscal year are as follows:

2021	168,668
2022	705,284
2023	738,577
2024	773,470
2025	810,041
thereafter	2,689,757
Total	$5,885,797

NOTE 5. LINE OF CREDIT

July 11, 2018, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed the 2018 Refinancing with Synovus. The 2018 Refinancing included a line of credit of up to $350,000 (the “2018 LOC”). The 2018 LOC was scheduled to mature July 11, 2021, with an option to renew for an additional three-year term. On June 18, 2021, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed the 2021 Refinancing with Synovus, which in part replaced the 2018 LOC. The Company elected to not renew the 2018 LOC, which had never been utilized.

NOTE 6. STOCKHOLDERS’ EQUITY

Shares of common stock issued for service to the Company are valued based on market price on the date of the award.

On December 18, 2020, the Company declared its annual compensation award to six Directors for their service on the Board of Directors. Each Director was awarded $10,000, to be paid all in shares of the Company’s common stock, all in cash or a combination thereof, at each Director’s election. Four Directors elected to receive all shares, one Director elected to receive 50% in shares and 50% in cash, and one Director elected all cash. Based on the closing stock price of $0.4388 per share on December 18, 2020, a total of 102,550 shares were distributed on January 11, 2021. The total compensation award cost of $60,000 was reported as an expense in the three month period ended January 3, 2021.

On December 5, 2019, the Company declared its annual compensation award to four Directors for their service on the Board of Directors. Each Director was awarded $8,500, to be paid all in shares of the Company’s common stock, all in cash or a combination thereof, at each Director’s election. All four Directors elected to receive all shares, totaling 200,000 shares, based on the closing stock price of $0.17 per share on December 5, 2019, and the Company distributed each award on January 8, 2020. The total award cost of $34,000 was reported as an expense in the three month period ended December 29, 2019.

Officers, Directors and their controlled entities own approximately 52.8% of the outstanding common stock of the Company as of July 4, 2021.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 4, 2021

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

As of July 4, 2021, the Company has not adopted any deferred compensation plans. Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause ($191,667 in aggregate) or (ii) in the event of a change in control of the Company ($456,667 in aggregate), as well as disability and death payment provisions ($141,500 in aggregate).

NOTE 8. INCOME TAXES

For the nine month period ended July 4, 2021, the Company reported pre-tax income of $2.66 million. For the fiscal year ending October 3, 2021, the Company expects to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 25.0%. The Company recorded a net income tax provision of $628,700 for the nine month period ended July 4, 2021, comprised of a federal expense of $484,900 and a State of Georgia expense of $143,800. The Company’s net income tax provision of $344,900 for the nine month period ended June 28, 2020, comprised of a federal expense of $263,200 and a State of Georgia expense of $81,700.

NOTE 9. COMMITMENTS AND CONTINGENCIES

On February 17, 2021, two children of James Meikle, the Company’s former President and Chief Operating Officer, filed a Complaint in the Eighth Judicial District Court, Clark County, Nevada (case no. A-21-829563-C), alleging the Company was obligated under Mr. Meikle’s Employment Agreement to purchase at least $540,000 of life insurance for Mr. Meikle, who passed away on November 28, 2018. The Complaint seeks damages of $540,000, as well as interest and expenses. The Company denies it was obligated to purchase such life insurance and is vigorously opposing this claim.

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

July 4, 2021

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

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended		For the nine months ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Total net sales:
Georgia	$2,724,847	$2,376,593	$5,903,635	$3,906,651
Missouri	618,185	464,540	1,157,862	672,924
Texas	531,068	379,075	1,515,985	379,075
Consolidated	$3,874,100	$3,220,208	$8,577,482	$4,958,650

Income (loss) before income taxes:
Georgia	$1,721,101	$1,666,295	$3,401,355	$2,077,917
Missouri	158,419	123,448	(1,768)	(190,241)
Texas	(31,482)	126,432	(26,948)	126,432
Segment total	1,848,038	1,916,175	3,372,639	2,014,108
Corporate	(178,560)	(167,328)	(677,848)	(602,056)
Other income, net	16,996	3,293	44,315	18,797
Gain on extinguishment of debt	64,617	-	189,988	-
Interest expense	(91,958)	(64,165)	(267,578)	(99,077)
Consolidated	$1,659,133	$1,687,975	$2,661,516	$1,331,772

	As of
	July 4, 2021	September 27, 2020
Total assets:
Georgia	$9,316,404	$8,352,457
Missouri	3,127,815	3,120,166
Texas	7,736,779	7,919,577
Corporate	191,369	130,083
Consolidated	$20,372,367	$19,522,283

NOTE 11. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to July 4, 2021 to the date these financial statements were issued and has determined that no material subsequent events have occurred from the date of these unaudited consolidated financial statements through the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Our actual results may differ significantly from those projected in the forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors” in this Quarterly Report, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: competition from other parks, weather conditions during our primary tourist season, the price of animal feed and the price of gasoline. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot guarantee future results, levels of activity, performance or achievements. Additional risks have been added to our business by the near-term and long-term impacts of the COVID-19 pandemic on the operations of our Parks, including customers perceptions of engaging in the activities involved in visiting our Parks, our ability to hire and retain employees in light of the issues posed by the COVID-19 pandemic, and our ability to maintain sufficient cash to fund operations due to the possible negative impact on our Park revenues associated with potential future disruptions in demand as a result of the pandemic.

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

Our Parks are open year round but experience increased seasonal attendance, typically beginning in the latter half of March through early September. As a result, our combined third and fourth quarter net sales have historically ranged from 68% to 72% of our annual attendance based net sales. Based on trending since mid-May 2021, it is likely our combined third and fourth quarter net sales for our 2021 fiscal year will be in the range of 60% to 62% of our annual attendance based net sales for our 2021 fiscal year.

Through our fiscal year ended September 27, 2020, our annual net sales, adjusted income before income taxes and net cash provided by operating activities have improved significantly over the past five to six fiscal years. These improvements are primarily attributable to a combination of increased attendance based revenues and strong operating cost controls. Our Georgia Park in particular has benefitted from several positive factors including strong and stable management, the addition of online ticket sales in June 2015, growth and positive economic conditions in the greater Atlanta area, as well as positive guest perceptions of this Park. Our strong results through our 2019 fiscal year and the resulting improvements in our financial position provided us with the resources to pursue and ultimately close the Aggieland Safari acquisition during our 2020 fiscal year.

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

In compliance with respective state issued guidelines, our Georgia Park and our Texas Park each reopened on May 1, 2020, and our Missouri Park reopened on May 4, 2020. Attendance levels were strong at each of our three Parks for the balance of our 2020 fiscal year, which continued through the first 31 weeks of our 2021 fiscal year. We believe the strong year-over-year attendance growth each of our Parks has experienced since reopening in early May 2020 reflects the principally outdoor nature of the family-friendly, wild animal education and entertainment experience provided at each of our Parks. The experience offered at each of our Parks is particularly attractive during the COVID-19 pandemic as potential guests are seeking outdoor entertainment options. While we have seen many repeat customers since reopening in early May 2020, we have also experienced an increase in first time visitors seeking an outdoor entertainment alternative. We believe this has increased the local and regional awareness for each of our Parks, which we believe will have positive longer-term ramifications for our business.

However, there remains the possibility of longer-term negative impacts to our business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts may include changes in customer behavior and preferences causing significant volatility or reductions in attendance at one or more of our Parks, increases in operating expenses to comply with additional hygiene-related protocols, limitations in our ability to recruit and maintain staffing, limitations on our employees ability to work and travel, and significant changes in the economic or political conditions in the areas our Parks are located. Despite our efforts to manage these potential impacts, the ultimate impact may be material, and will depend on a number of factors beyond our control, including the duration and severity of the COVID-19 pandemic and actions by governmental authorities taken to contain its spread and mitigate its public health effects. There is also the potential for attendance levels at our Parks to moderate or decline as alternative entertainment venues reopen to full capacity once the COVID-19 pandemic has run its course or vaccines are widely adopted and proven effective. While attendance based net sales remain strong versus the comparable pre-COVID-19 period, we have experienced a decline in attendance based net sales and attendance for weeks 32 through 44 of our 2021 fiscal year versus the comparable period of our 2020 fiscal year. Based on trending since mid-May 2021, it is likely our combined sales for the fourth quarter of our 2021 fiscal year will decline versus the prior year comparable period in the range of 15% to 25%.

We are committed to leveraging the strong operating model we have established at our Georgia Park, with a focus on increasing attendance, as well as increasing the average revenue generated per guest visit via concession and gift shop revenues. Among our highest priorities over the next several years is continuing the integration of our Texas Park. As our Texas Park first opened to the public in May 2019, we believe there remains tremendous potential to increase attendance by increasing the local and regional awareness of this facility via advertising and promotion. We are pleased with the expanded attendance at our Missouri Park during the latter half of our 2020 fiscal year and the first nine months of our 2021 fiscal year. We plan on leveraging the increased exposure of this facility to continue to build on this recent success.

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

Results of Operations for the Three Month Period Ended July 4, 2021 as Compared to Three Month Period Ended June 28, 2020

The three month periods ended July 4, 2021 and June 28, 2020 each comprised 13 weeks. However, given the forward shift in our 2021 fiscal year calendar, in addition to reported sales comparisons, we will provide 13-week comparable sales. Given our Parks were closed for the majority of April 2020 and experienced significant attendance gains starting in May 2020, this calendar shift has a significant impact on our comparable 13-week attendance based net sales for the three month period ended July 4, 2021. Further, since our Texas Park was effectively included for the full three month period ended June 28, 2020, with the acquisition on April 27, 2020 and our Park closures for the majority of April 2020, pro forma sales are essentially the same as the sales comparisons presented.

The following table shows our consolidated and segment operating results for the three month periods ended July 4, 2021 and June 28, 2020:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020
Total net sales	$2,724,847	$2,376,593	$618,185	$464,540	$531,068	$379,075	$3,874,100	$3,220,208
Segment income (loss) from operations	1,721,101	1,666,295	158,419	123,448	(31,482)	126,432	1,848,038	1,916,175
Segment operating margin %	63.2%	70.1%	25.6%	26.6%	-5.9%	33.4%	47.7%	59.5%

Corporate expenses							(178,560)	(167,328)
Other income, net							16,996	3,293
Gain on extinguishment of debt							64,617	-
Interest expense							(91,958)	(64,165)
Income before income taxes							$1,659,133	$1,687,975

Total Net Sales

Our total net sales for the three month period ended July 4, 2021 were $3.87 million, an increase of $653,892 versus the three month period ended June 28, 2020. Our Parks’ combined attendance based net sales increased by $620,335 or 19.4%, and animal sales increased by $33,557. On a comparable 13-week basis, our attendance based net sales increased by $226,279 or 6.3%.

Our Georgia Park’s attendance based net sales increased by $341,370 or 14.4%, to $2.72 million, while animal sales increased by $6,884 to $8,000. Our Missouri Park’s attendance based net sales increased by $166,925 or 37.0%, to $618,185, while animal sales decreased by $13,280 to $0. Our Texas Park’s attendance based net sales increased by $112,040 or 29.7%, to $488,830, while animal sales increased by $39,953 to $42,238.

On a comparable 13-week basis, our Georgia Park’s attendance based net sales increased by $63,226 or 2.4%, our Missouri Park’s attendance based net sales increased by $110,996 or 21.9%, and our Texas Park’s attendance based net sales increased by $52,057 or 11.9%.

For the three month period ended July 4, 2021, paid attendance at our Missouri Park and Texas Park increased by approximately 22.5% and 26.0%, respectively, while paid attendance at our Georgia Park decreased by 8.6%. On a comparable 13-week basis, paid attendance at our Missouri Park and Texas Park increased by approximately 8.7% and 10.8%, respectively, while paid attendance at our Georgia Park decreased by 17.9%.

Segment Operating Margin

Our consolidated segment income from operations was $1.85 million for the three month period ended July 4, 2021, a decrease of $68,137, compared to $1.92 million for the three month period ended June 28, 2020. Our Georgia Park generated segment operating income was $1.72 million, an increase of $54,806, primarily attributable to higher attendance based net sales, partially offset by higher cost of sales, and higher compensation, advertising, and general operating expenses. Our Missouri Park generated segment operating income of $158,419, an increase of $34,971, primarily attributable to higher attendance based net sales, partially offset by higher cost of sales, and higher compensation and general operating expenses. Our Texas Park generated a segment operating loss of $31,482, a net decline of $157,914, primarily attributable to higher cost of sales, and higher compensation, advertising and general operating expenses, partially offset by higher attendance based net sales and higher animal sales.

Corporate Expenses

Corporate spending increased by $11,232 to $178,560 during the three month period ended July 4, 2021, primarily due to higher compensation and travel expenses, partially offset by lower professional fees.

Other Income, Net

Other income, net increased by $13,703, to $16,996, primarily attributable to mineral rights royalty income for our Texas Park.

Gain on Extinguishment of Debt

On May 25, 2021, we received notification the SBA approved our Wild Animal – Missouri Paycheck Protection Program (“PPP”) loan forgiveness application, resulting in a gain on extinguishment of debt totaling $64,617 for the three month period ended July 4, 2021.

Interest Expense

Interest expense for the three month period ended July 4, 2021 increased by $27,793, to $91,958, primarily as a result of debt incurred related to the acquisition of our Texas Park on April 27, 2020.

Income Taxes

For the three month period ended July 4, 2021, we reported pre-tax income of $1.66 million. For the fiscal year ending October 3, 2021 we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 25.0%. Based on the year-to-date mix of federal and state income, we recorded an income tax provision of $392,300 for the three month period ended July 4, 2021.

Net Income and Income Per Share

For the three month period ended July 4, 2021, we reported net income of $1.27 million or $0.02 per basic share and per fully diluted share, compared to a net income of $1.27 million or $0.02 per basic share and per fully diluted share, for the three month period ended June 28, 2020, resulting in an increase of $658. The increase in our net income is attributable to a $54,806 increase in segment income for our Georgia Park, a $34,971 increase in segment income for our Missouri Park, a $64,617 gain on extinguishment of debt, an increase of $13,703 in other income, as well as a $29,500 decrease in our tax provision, largely offset a $157,914 net decrease in segment income for our Texas Park, a $11,232 increase in Corporate expenses, and a $27,793 increase in interest expense.

Results of Operations for the Nine Month Period Ended July 4, 2021 as Compared to Nine Month Period Ended June 28, 2020

Our 2021 fiscal year will be comprised of 53-weeks, compared to our 2020 fiscal year which was comprised of 52-weeks. The extra week in our 2021 fiscal year occurred in the three months ended January 3, 2021. As such, in addition to nine month period reported attendance sales comparisons, attendance based sales analyses will include comparable 40-week sales comparisons.

The following table shows our consolidated and segment operating results for the nine month periods ended July 4, 2021 and June 28, 2020:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020
Total net sales	$5,903,635	$3,906,651	$1,157,862	$672,924	$1,515,985	$379,075	$8,577,482	$4,958,650
Segment income (loss) from operations	3,401,355	2,077,917	(1,768)	(190,241)	(26,948)	126,432	3,372,639	2,014,108
Segment operating margin %	57.6%	53.2%	-0.2%	-28.3%	-1.8%	33.4%	39.3%	40.6%

Corporate expenses							(677,848)	(602,056)
Other income, net							44,315	18,797
Gain on extinguishment of debt							189,988	-
Interest expense							(267,578)	(99,077)
Income before income taxes							$2,661,516	$1,331,772

Total Net Sales

Our total net sales for the nine month period ended July 4, 2021 were $8.58 million, an increase of $3.62 million versus the nine month period ended June 28, 2020. Our Parks’ combined attendance based net sales increased by $3.53 million or 71.9%, and animal sales increased by $85,219. On a pro forma basis, assuming our Texas Park was acquired at the beginning of our 2020 fiscal year, our attendance based net sales increased by $2.88 million or 51.7%, and animal sales increased by $84,019. On a pro form basis for the comparable 40-weeks ended July 4, 2021, our attendance based net sales increased by $2.46 million or 41.1%.

Our Georgia Park’s attendance based net sales increased by $1.96 million or 50.5%, to $5.85 million, while animal sales increased by $34,819 to $56,885. Our Missouri Park’s attendance based net sales increased by $494,931 or 75.4%, to $1.15 million, while animal sales decreased by $9,993 to $6,850. Our Texas Park generated attendance based net sales of $1.45 million and animal sales of $62,677. On a pro forma basis, our Texas Park’s attendance based net sales increased by $422,325 or 41.0% and animal sales increased by $61,477.

On a comparable 40-week basis, our Georgia Park’s attendance based net sales increased by $1.67 million or 39.9%, our Missouri Park’s attendance based net sales increased by $431,933 or 60.1%, and on a pro forma basis our Texas Park’s attendance based net sales increased by $362,542 or 33.2%.

For the nine month period ended July 4, 2021, paid attendance at our Georgia Park and Missouri Park increased by approximately 25.6% and 58.2%, respectively, while on a pro forma basis, paid attendance at our Texas Park increased approximately 33.2%. On a comparable 40-week basis, paid attendance at our Georgia Park, Missouri Park and Texas Park increased by approximately 17.1%, 44.8%, and 28.2%, respectively.

Segment Operating Margin

Our consolidated segment income from operations was $3.37 million for the nine month period ended July 4, 2021, an increase of $1.36 million, compared to segment income from operations of $2.01 million for the nine month period ended June 28, 2020. Our Georgia Park’s segment operating income was $3.40 million, resulting in an increase of $1.32 million, principally attributable to higher attendance based net sales, partially offset by higher cost of sales, and higher compensation, advertising and general operating expenses. Our Missouri Park generated a segment operating loss of $1,768, an improvement of $188,473, primarily attributable to higher attendance based net sales, partially offset by higher cost of sales, and higher compensation, advertising and general operating expenses, as well as an insurance recovery in the nine months ended June 28, 2020. Our Texas Park generated a segment operating loss of $26,948, compared to segment income of $126,432, resulting in a net decrease of $153,380. On a pro forma basis, our Texas Park generated a segment income of approximately $56,300 for the nine month period ended June 28, 2020, resulting in a net decline of $83,248, primarily attributable to higher advertising, compensation and general operating expenses, partially offset by higher attendance based net sales and higher animal sales.

Corporate Expenses

Corporate spending increased by $75,792 to $677,848 during the nine month period ended July 4, 2021, primarily due to higher compensation and travel expenses, partially offset by lower professional fees.

Other Income, Net

Other income, net increased by $25,518, to $44,315, primarily attributable to mineral rights royalty income for our Texas Park, partially offset by lower interest income.

Gain on Extinguishment of Debt

During the nine months ended July 4, 2021, we received notification the SBA approved both our Wild Animal – Georgia and Wild Animal – Missouri PPP loan forgiveness applications, resulting in a gain on extinguishment of debt totaling $189,988.

Interest Expense

Interest expense for the nine month period ended July 4, 2021 was $267,578, an increase of $168,501, primarily as a result of debt incurred related to the acquisition of our Texas Park on April 27, 2020.

Income Taxes

For the nine month period ended July 4, 2021, we reported pre-tax income of $2.66 million. For the fiscal year ending October 3, 2021 we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 25.0%. Based on the year-to-date mix of federal and state income, we recorded an income tax provision of $628,700 for the nine month period ended July 4, 2021.

Net Income and Income Per Share

For the nine month period ended July 4, 2021, we reported net income of $2.03 million or $0.03 per basic share and per fully diluted share, compared to a net income of $986,872 or $0.01 per basic share and per fully diluted share, for the nine month period ended June 28, 2020, resulting in an increase of $1.05 million. The increase in our net income is attributable to a $1.32 million increase in segment income for our Georgia Park, a $188,473 decrease in the segment loss for our Missouri Park, a $189,988 gain on extinguishment of debt, as well as an increase of $25,518 in other income, partially offset by a $153,380 net decrease in segment income for our Texas Park, a $75,792 increase in Corporate expenses, a $168,501 increase in interest expense, and a $283,800 increase in our income tax provision.

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

As a result of the initial negative impacts of the COVID-19 pandemic on our attendance revenues, we took actions to reduce spending while our Parks were closed to the public during the majority of April 2020. We also secured PPP loans to support the payroll for our employees during the Park closures and uncertainties regarding when we would be able to reopen our Parks. The PPP was established under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020, and is administered by the U.S. Small Business Administration (the “SBA”). During the next twelve to eighteen months our focus will continue to be on running our Parks in a manner that supports the health and safety of our guests, employees and animals, at the same time prudently managing our cash flows. Any significant slowdown in revenues or unusual capital outlays may require us to reduce spending and potentially seek additional capital.

On June 18, 2021, we entered into a new $1.95 million, seven-year term loan (the “2021 Term Loan”) with Synovus Bank (“Synovus”), at an annual interest rate of 3.75%. The 2021 Term Loan replaced our 2018 borrowing facility with Synovus Bank, which included a term loan in the original principal amount of $1.60 million at 5.00% per annum and a $350,000 line of credit at 4.75% per annum. After paying off the balance outstanding on the 2019 Term Loan, the net additional borrowing on the 2021 Term Loan was $930,222 and the line of credit was not renewed. Combined with available cash, we used the incremental proceeds from the 2021 Term Loan to paydown $1.00 million of the 2020 Term Loan used to finance our Texas Park acquisition, which has a 5.00% annual interest rate. Overall, we estimate this refinancing will generate approximately $24,375 in annual interest savings.

Our working capital was $5.00 million as of July 4, 2021, compared to $3.86 million as of September 27, 2020. This increase in working capital primarily relates to cash flow provided by operating activities, partially offset by capital investments and the payoff of the Aggieland Seller Note during the nine month period ended July 4, 2021.

Total loan debt, including current maturities, as of July 4, 2021 was $5.83 million compared to $7.02 million as of September 27, 2020.

As of July 4, 2021, we had equity of $13.80 million and total loan debt of $5.83 million, resulting in a debt to equity ratio of 0.42 to 1.0 compared to 0.60 to 1.0 as of September 27, 2020.

Operating Activities

Net cash provided by operating activities was $2.34 million for the nine month period ended July 4, 2021, compared to $1.81 million for the nine month period ended June 28, 2020, resulting in an increase of $536,461, primarily as a result of a higher net income partially offset by higher net working capital uses.

Investing Activities

Net cash used in investing activities was $860,265 for the nine month period ended July 4, 2021, compared to $6.83 million for the nine month period ended June 28, 2020. Our capital spending for the nine month period ended July 4, 2021 was $887,473, compared to $461,465 for the nine month period ended June 28, 2020. On April 27, 2021, we acquired Aggieland Safari, investing $6.37 million in cash.

Financing Activities

Net cash used in financing activities was $1.03 million for the nine month period ended July 4, 2021, compared to net cash provided by financing activities of $4.97 million for the nine month period ended June 28, 2020.

In June 2021, we entered into the 2021 Term Loan for $1.95 million, using those proceeds to pay off the $930,222 outstanding balance of our 2018 Term Loan, as well as prepay $1.00 million against our 2020 Term Loan. In addition, on June 29, 2021, we paid off the $750,000 Aggieland Safari Seller Note. For the nine months ended July 4, 2021, scheduled payments against our combined term loans totaled $277,956.

During the nine month ended June 29, 2020, net cash provided by financing activities related to our Aggieland acquisition totaled $4.94 million, cash provided by PPP loans totaled $188,087 was provided by PPP loans, while cash used for scheduled payments against our 2018 Term Loan were $154,446.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended July 4, 2021 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On February 17, 2021, two children of James Meikle, our former President and Chief Operating Officer, filed a Complaint in the Eighth Judicial District Court, Clark County, Nevada (case no. A-21-829563-C), alleging we were obligated under Mr. Meikle’s Employment Agreement to purchase at least $540,000 of life insurance for Mr. Meikle, who passed away on November 28, 2018. The Complaint seeks damages of $540,000, as well as interest and expenses. We deny we were obligated to purchase such life insurance and are vigorously opposing this claim.

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

Beginning the week of March 9, 2020, we began to see a significant reduction in paid attendance at our Georgia and Missouri Parks. Effective April 3, 2020, both Parks were closed to the public as a result of shelter-in-place mandates in Georgia and Missouri. Also note that prior to the acquisition of our Texas Park, its operations were also closed to the public for the majority of April 2020 due to a shelter-in-place mandate in Texas. In compliance with respective state issued guidelines, our Georgia Park reopened on May 1, 2020 and our Missouri Park reopened on May 4, 2020, with the drive-through portion of our Texas Park reopening on May 1, 2020 and the park fully reopened on May 15, 2020. Since we reopened each of our Parks, attendance levels at each facility were strong for the balance of our 2020 fiscal year, which continued through the 31 weeks of our 2021 fiscal year.

While our business has experienced a rebound subsequent to the reopening of our Parks, there may be longer-term negative impacts to our business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts may include changes in customer behavior and preferences causing significant volatility or reductions in Park attendance, increases in operating expenses to comply with additional hygiene-related protocols, limitations in our ability to recruit and maintain staffing, limitations on our employees ability to work and travel, and significant changes in the economic or political conditions in the areas our Parks are located. Despite our efforts to manage these potential impacts, the ultimate impact may be material, and will depend on a number of factors beyond our control, including the duration and severity of the COVID-19 pandemic and actions by governmental authorities taken to contain its spread and mitigate its public health effects. There is also the potential for our attendance levels to moderate or decline as alternative entertainment venues reopen to full capacity once the COVID-19 pandemic has run its course or vaccines are widely adopted and proven effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	Term Loan Promissory Note and Security Agreement

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

PARKS! AMERICA, INC.

August 11, 2021	By:	/s/ Dale Van Voorhis
Dale Van Voorhis
Chief Executive Officer
(Principal Executive Officer)

