Form 10-K
period 2021-10-03
PARKS AMERICA, INC
filed 2021-12-09
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ .ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2021

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒. No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒. No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐. No ☒

The aggregate market value of the issued and outstanding stock held by non-affiliates of the registrant of the Company’s common stock as of April 4, 2021 (the last day of the most recently completed second quarter), was approximately $9,376,000. For purposes of the above statement only, all directors, executive officers and 10% stockholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of December 6, 2021, the issuer had 75,124,087 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 3, 2021

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

Our actual results may differ significantly from those projected in the forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors”, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, factors that could cause actual results to vary materially from future results include, but are not limited to: competition from other parks which we believe is increasing, factors related to the spread of COVID-19 and its variants, difficulty engaging seasonal and full-time workers, weather conditions during our primary tourist season, the price of animal feed and the price of gasoline. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot guarantee future results, levels of activity, performance or achievements.

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

Our Parks are open year round but experience increased seasonal attendance, typically beginning in the latter half of March through early September. As a result, our combined third and fourth quarter net sales have historically ranged from 68% to 72% of our annual attendance based net sales. For our 2021 fiscal year, the first full year including our Texas Park, combined third and fourth quarter net sales were approximately 60% of our annual attendance based net sales.

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

Wild Animal Safari, Inc. – Our Georgia Park

On June 13, 2005, Wild Animal – Georgia acquired our Georgia Park in Pine Mountain, Georgia. Our Georgia Park is situated within a 200-acre portion of a 500-acre plot, which is owned by Wild Animal – Georgia, located approximately 75 miles southwest of Atlanta. Our Georgia Park features a three-mile drive-through animal viewing area that opened in 1991. It is home to over 500 animals, birds and reptiles, comprised of over 65 species. The majority of the animals roam wild in a natural habitat. Visitors can observe, photograph and feed the animals along the paved road that runs through the drive-through section of our Georgia Park’s natural habitat area. Some animals are contained in special fenced-in exhibit areas within the natural habitat, drive-through section of our Georgia Park, while others are in a more traditional zoo-like walk through section of the park, the Walkabout Adventure Zoo, which also includes a reptile house, featuring reptiles from several continents.

Wild Animal, Inc. – Our Missouri Park

Wild Animal – Missouri purchased our Missouri Park as of March 5, 2008. Our Missouri Park is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and approximately 45 miles north of Branson. Our Missouri Park features a five-mile drive-through wild animal viewing area that opened in 1971. It is home to approximately 400 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout the natural habitat. Visitors can observe, photograph and feed the animals along the paved road that runs throughout the drive-through section of our Missouri Park’s natural habitat area. Some animals are contained in special fenced-in exhibit areas within the natural habitat, drive-through section of our Missouri Park and other animals are in a more traditional zoo-like walk through section of the park, the Walkabout Adventure Zoo, which also contains a reptile house, featuring reptiles from several continents. During our 2018 fiscal year, we made a significant investment in acquiring a baby female giraffe for our Missouri Park. During our 2020 fiscal year, we completed an expanded giraffe exhibit, which allows our guests to view and feed our giraffes year round.

Aggieland-Parks, Inc. – Our Texas Park

Aggieland Wild Animal – Texas acquired our Texas Park on April 27, 2020. Our Texas Park is situated on 250 acres of a 450-acre property, located approximately 25 miles northeast of Bryan/College Station, Texas and 120 miles northwest of downtown Houston. Our Texas Park features a two-and-a-half mile drive-through animal viewing area that opened in 2019. It is home to over 550 animals, birds and reptiles, comprised of over 70 species. The majority of the animals roam wild in a natural habitat. Visitors can observe, photograph and feed the animals along a crushed-gravel road that runs throughout the drive-through section of our Texas Park’s natural habitat area. Our Texas Park also includes a 20-acre Walkabout Adventure Zoo, featuring outdoor and indoor animal exhibits, a reptile house, two aviaries, extensive giraffe and tortoise encounter areas, an otter exhibit, and a large hippopotamus enclosure and pond.

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

In addition to the animal environments, each of our Parks contain a gift shop, a restaurant or concessions, and picnic areas. We sell food and beverages in our restaurants or concession areas, and a variety of items in our gift shops, including shirts, hats, educational books, toys and novelty items, many of which are animal themed. Our 2022 fiscal year plans include the addition of an expansive new giraffe exhibit at our Georgia Park, a holiday lights drive through display at our Missouri Park, and expanding the guest food service capabilities and offerings at our Texas Park. Increasing attendance, as well as increasing the per capita income generated in our gift shops and from concessions continues to be a primary focus. We also plan on increasing revenues via on-going product development, including animal encounters and rental vehicles at all three of our Parks.

The majority of the animals at each of our Parks were born on-site or domestically acquired. We rarely import animals and have not imported any animals in the past 10 years. Auctions and sales of animals across the United States occur often and we may acquire animals in these auctions if we see an opportunity to enhance our Parks. As a result of natural breeding, animal populations at our Parks tend to grow over time. Periodically, we sell surplus animals born at each Park, and these proceeds are recorded as revenue. The periodic acquisition and sale of animals is also part of our herd and genetic management program. From time-to-time, we may also relocate animals between our Parks as part of this program. Each Park is subject to routine inspection by federal and state agencies. Each Park maintains a high standard of animal care and has passed all recent inspections.

Employees

Our Georgia Park has approximately 27 full-time employees. During our Georgia Park’s prime attendance season, which typically begins in the latter half of March and extends through early September, we engage up to 30-35 additional part-time and seasonal employees. Our Missouri Park has approximately 14 full-time employees and engages in the range of 15-20 additional part-time and seasonal employees. Our Texas Park has approximately 14 full-time employees and engages in the range of 15-20 additional part-time and seasonal employees. We also engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good. Parks! America has three officers and one director who oversee the strategy of the Company, the operations and capital investment activities of our Parks, as well as the overall financial activities, controls and reporting for the Company and each Park.

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

We began to see a significant reduction in paid attendance at our Georgia and Missouri Parks beginning the week of March 9, 2020. Effective April 3, 2020, both Parks were closed to the public as a result of shelter-in-place mandates in Georgia and Missouri. Also note that prior to the Company’s acquisition of the Texas Park, its operations were also closed to the public for the majority of April 2020 due to a shelter-in-place mandate in Texas. In compliance with respective state issued guidelines, our Georgia Park reopened on May 1, 2020 and our Missouri Park reopened on May 4, 2020, with the drive-through portion of our Texas Park reopening on May 1, 2020 and the park was fully reopened on May 15, 2020. Since we reopened each of our Parks, attendance levels at each facility were strong for the balance of our 2020 fiscal year, which continued throughout our 2021 fiscal year, compared to pre-COVID 19 comparable periods.

While our business has experienced a rebound subsequent to the reopening of our Parks, there may be longer-term negative impacts to our business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts include changes in customer behavior and preferences causing significant volatility or reductions in Park attendance, increases in operating expenses to comply with additional hygiene-related protocols, limitations in our ability to recruit and maintain staffing, limitations on our employees ability to work and travel, and significant changes in the economic or political conditions in the areas our Parks are located. Despite our efforts to manage these impacts, the ultimate impact may be material, and will depend on a number of factors beyond our control, including the duration and severity of the COVID-19 pandemic, the emergence of variants of the COVID-19 virus, and actions by governmental authorities taken to contain its spread and mitigate its public health effects. There is also the potential for our attendance levels to moderate or decline as alternative entertainment venues reopen to full capacity once the COVID-19 pandemic has run its course or vaccines are widely adopted and proven effective.

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

General economic conditions may have an adverse impact on our business, financial condition or results of operations.

Our business and operating results can be impacted by a number of macroeconomic factors, including but not limited to consumer confidence and spending levels, tax rates, unemployment, consumer credit availability, raw materials costs, pandemics (such as the ongoing COVID-19 pandemic) and natural disasters, fuel and energy costs (including oil prices), and credit market conditions. The COVID-19 pandemic has severely impacted and will likely continue to impact many of these factors. A general economic slowdown or recession resulting in a decrease in discretionary spending could adversely affect the frequency with which guests choose to visit our parks and the amount that our guests spend when they visit. Our ability to source supplies, materials and services at reasonable costs and in a timely manner could be impacted by adverse economic conditions in the U.S. and abroad. For example, our ability to obtain gift shop merchandise had been adversely impacted by recent supply chain distributions at least in part attributed to collateral impacts from COVID-19.

Conditions beyond our control could damage our properties and could adversely impact attendance at our parks and result in decreased revenues.

Natural disasters, public heath crises, epidemics, pandemics, such as the outbreak of COVID-19, terrorist activities, power outages or other events outside our control could disrupt our operations, impair critical systems, damage our properties or reduce attendance at our parks or require temporary park closures. Damage to our properties could take a long time to repair and there is no guarantee that we would have adequate insurance to cover the costs of repair or the expense of the interruption to our business. Furthermore, natural disasters such as fires, earthquakes or hurricanes may interrupt or impede access to our affected properties or require evacuations and may cause attendance at our affected properties to decrease for an indefinite period. For example, our Texas Park was closed for several weeks, experienced power outages and sustained property damage associated with winter storms in February 2021. The occurrence of such events could have a material adverse effect on our business, financial condition and results of operations.

We cannot predict the frequency, duration or severity of these activities and the effect that they may have on our business, financial condition or results of operations.

The Theme Park Industry is highly competitive and we may be unable to compete effectively.

The theme park industry is highly competitive, highly fragmented, rapidly evolving, and subject to technological change and intense marketing by providers with similar products. One of our competitors for attracting general recreation dollars, Callaway Gardens, is located within five miles of our Georgia Park. In May 2018, Great Wolf Resorts opened an expansive lodge and indoor waterpark within 10 miles of our Georgia Park. In September 2017, the founder of Bass Pro Shops opened “Johnny Morris’ Wonders of Wildlife National Museum and Aquarium”, approximately 12 miles from our Missouri Park in Springfield, Missouri. Branson, Missouri is located just 45 minutes from our Missouri Park. There are a variety of animal attractions throughout southeastern Texas; the nearest is Franklin Drive Thru Safari, within a 35-40 minute drive of our Texas Park. Many of our current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we have. In the event that a competitor expends significant sales and marketing resources in one or several markets we may not be able to compete successfully in such markets. We believe that competition will continue to increase, potentially placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce costs commensurate with such price reductions. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar products offered or proposed to be offered by us. If our competitors were to provide better and more cost effective products, our business could be materially and adversely affected.

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

We maintain a variety of business licenses issued by federal, state and local government agencies that are required to be renewed periodically. We cannot guarantee that we will be successful in renewing all of our licenses on a periodic basis. The suspension, termination or expiration of one or more of these licenses could have a significant adverse affect on our revenues and profits. In addition, any changes to the requirements for any of our licenses could affect our ability to maintain the licenses.

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

Increased labor and employee benefit costs may reduce our results of operations. We also depend on a seasonal workforce, many of whom are paid at minimum wage.

Labor is a primary component in the cost of operating our business. Our ability to control labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates, unemployment levels, and health and other insurance costs, as well as the impact of legislation or regulations governing labor relations, minimum wage, and healthcare benefits. Furthermore, our operations are dependent in part on a seasonal workforce, many of whom are paid at or near minimum wage. We seek to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place for peak and low seasons; however, we may be unable to recruit and hire sufficient personnel to meet our business needs. In addition, we cannot guarantee that material increases in the cost of securing our workforce will not occur in the future. Increased state or federal minimum wage requirements, general wages or an inadequate workforce could have an adverse impact on our results of operations. We anticipate that the recent upward pressures on general wage rates will increase our salary, wage and benefit expenses in our 2022 fiscal year and beyond, and further legislative changes or competitive wage rates could continue to increase these expenses in the future.

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

None

ITEM 2. PROPERTIES

The Company owns and operates the following wild animal theme parks:

Wild Animal Safari, Inc. – Our Georgia Park

Our Georgia Park is situated within a 200-acre portion of a 500-acre plot, which is owned by Wild Animal – Georgia, located approximately 75 miles southwest of Atlanta. Our Georgia Park features a three-mile drive-through animal viewing area that opened in 1991. It is home to over 500 animals, birds and reptiles, comprised of over 65 species. The majority of the animals roam wild in a natural habitat. Visitors can observe, photograph and feed the animals along the paved road that runs through the drive-through section of our Georgia Park’s natural habitat area. Some animals are contained in special fenced-in exhibit areas within the natural habitat, drive-through section of our Georgia Park, while others are in a more traditional zoo-like walk through section, the Walkabout Adventure Zoo, which also includes a reptile house, featuring reptiles from several continents. In addition to the animal environments, our Georgia Park contains a gift shop, a restaurant and picnic areas.

Wild Animal, Inc. – Our Missouri Park

Our Missouri Park is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and approximately 45 miles north of Branson. Our Missouri Park features a five-mile drive-through wild animal viewing area that opened in 1971. It is home to approximately 400 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout the natural habitat. Visitors can observe, photograph and feed the animals along the paved road that runs throughout the drive-through section of our Missouri Park’s natural habitat area. Some animals are contained in special fenced-in areas within the natural habitat, drive-through section of our Missouri Park and other animals are in a more traditional zoo-like atmosphere, the Walkabout Adventure Zoo, which also contains a reptile house, featuring reptiles from several continents. During our 2020 fiscal year we completed an expanded giraffe exhibit, which allows our guests to view and feed our giraffes year round. Our Missouri Park also has a gift shop, a restaurant, and several party rooms for rental.

Aggieland-Parks, Inc. – Our Texas Park

Our Texas Park is situated on 250 acres of a 450-acre property, located approximately 25 miles northeast Bryan/College Station, Texas and 120 miles northwest of downtown Houston. Our Texas Park features a two-and-a-half mile drive-through animal viewing area that opened in 2019. It is home to over 550 animals, birds and reptiles, comprised of over 70 species. The majority of the animals roam wild in a natural habitat. Visitors can observe, photograph and feed the animals along a crushed-gravel road that runs throughout the drive-through section of our Texas Park’s natural habitat area. Our Texas Park also includes a 20-acre Walkabout Adventure Zoo, featuring outdoor and indoor animal exhibits, a reptile barn, two aviaries, extensive giraffe and tortoise encounter areas, an otter exhibit, and a large hippopotamus enclosure and pond. In addition, our Texas Park offers a gift shop, a covered individual and group dining area, several party rooms for rental, and a playground for young children and families.

ITEM 3. LEGAL PROCEEDINGS

On February 17, 2021, two children of James Meikle, our former President and Chief Operating Officer, filed a Complaint in the Eighth Judicial District Court, Clark County, Nevada (case no. A-21-829563-C), alleging we were obligated under Mr. Meikle’s Employment Agreement to purchase at least $540,000 of life insurance for Mr. Meikle, who passed away on November 28, 2018. The Complaint seeks damages of $540,000, as well as interest and expenses. We deny we were obligated to purchase such life insurance and we have raised other issues which we believe are adverse to their claim. We are vigorously opposing this claim.

Other Matters

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTCPink under the symbol “PRKA”. The table below sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on the OTCPink. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits. As of October 3, 2021, there were 75,124,087 shares outstanding held by approximately 3,200 stockholders of record. The number of stockholders of record does not reflect shares held beneficially or those shares held in “street” name.

		High	Low
2021	First Quarter	$0.480	$0.310
	Second Quarter	$0.478	$0.380
	Third Quarter	$0.850	$0.370
	Fourth Quarter	$0.930	$0.600
2020	First Quarter	$0.200	$0.160
	Second Quarter	$0.250	$0.120
	Third Quarter	$0.202	$0.130
	Fourth Quarter	$0.410	$0.181

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our consolidated financial statements for the year ended October 3, 2021 provided in this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

Our Parks are open year round but experience increased seasonal attendance, typically beginning in the latter half of March through early September. As a result, our combined third and fourth quarter net sales have historically ranged from 68% to 72% of our annual attendance based net sales. For our 2021 fiscal year, the first full year including our Texas Park, combined third and fourth quarter net sales were approximately 60% of our annual attendance based net sales

The table below outlines our annual net sales, reported and adjusted income before income taxes, and net cash provided by operating activities for the last five fiscal years. During the past five fiscal years, our Georgia Park has benefitted from several positive factors including strong and stable management, the addition of online ticket sales in June 2015, growth and positive economic conditions in the greater Atlanta area, as well as positive guest perceptions of this Park. Our strong results through fiscal 2019 and the resulting improvements in our financial position provided us with the resources to pursue and ultimately complete the Aggieland Safari acquisition.

	Fiscal Year
	2021	2020	2019	2018	2017
Total net sales	$11,862,491	$9,507,264	$6,184,254	$6,046,758	$6,238,264
% change	24.8%	53.7%	2.3%	-3.1%	24.1%

Reported income before income taxes	3,680,546	3,693,869	1,495,438	1,422,592	2,035,954
% change	-0.4%	147.0%	5.1%	-30.1%	68.1%
% of total net sales	31.0%	38.9%	24.2%	23.5%	32.6%

Adjusted income before income taxes (*)	3,490,558	3,669,496	1,575,882	1,553,124	1,955,954
% change	-4.9%	132.9%	1.5%	-20.6%	52.9%
% of total net sales	29.4%	38.6%	25.5%	25.7%	31.4%

EBITDA	4,620,623	4,457,682	2,138,546	2,188,851	2,640,022
% change	3.7%	108.4%	-2.3%	-17.1%	42.9%
% of total net sales	39.0%	46.9%	34.6%	36.2%	42.3%

Net cash provided by operating activities	3,308,718	3,680,401	1,858,158	1,767,243	1,827,187
% change	-10.1%	98.1%	5.1%	-3.3%	24.9%
% of total net sales	27.9%	38.7%	30.0%	29.2%	29.3%

* - Excludes $189,988 gain on extinguishment of debt in 2021, $24,373 of tornado related insurance proceeds in 2020, $80,444 of tornado damage asset write-offs and costs in 2019, $130,532 of deferred financing costs write-offs in 2018, and a $80,000 settlement gain in 2017.

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

In compliance with respective state issued guidelines, our Georgia Park and our Texas Park each reopened on May 1, 2020, and our Missouri Park reopened on May 4, 2020. Attendance levels were strong at each of our three Parks for the balance of our 2020 fiscal year, which continued throughout our 2021 fiscal year, compared to pre-COVID 19 comparable periods. While attendance based net sales remained strong versus the comparable pre-COVID-19 period, we experienced a year-over-year decline in attendance based net sales and attendance during the final 22 weeks of our 2021 fiscal year versus the comparable period of our 2020 fiscal year. We believe the increased attendance levels each of our Parks has experienced since reopening in early May 2020 reflects the principally outdoor nature of the family-friendly, wild animal education and entertainment experience provided at each of our Parks. The experience offered at each of our Parks is particularly attractive during the COVID-19 pandemic as potential guests are seeking outdoor entertainment options. While we have seen many repeat customers since reopening in early May 2020, we also experienced an increase in first time visitors seeking an outdoor entertainment alternative. We believe this has increased the local and regional awareness for each of our Parks, which we believe will have positive longer-term ramifications for our business.

However, there remains the possibility of longer-term negative impacts to our business, results of operations and cash flows, and financial condition, as a result of the COVID-19 pandemic. These negative impacts may include changes in customer behavior and preferences causing significant volatility or reductions in attendance at one or more of our Parks, increases in operating expenses to comply with additional hygiene-related protocols, limitations in our ability to recruit and maintain staffing, limitations on our employees ability to work and travel, and significant changes in the economic or political conditions in the areas our Parks are located. Despite our efforts to manage these potential impacts, the ultimate impact may be material, and will depend on a number of factors beyond our control, including the duration and severity of the COVID-19 pandemic, the outbreak of new variants of the COVID-19 virus, and actions by governmental authorities taken to contain its spread and mitigate its public health effects. There is also the potential for attendance levels at our Parks to moderate or decline as alternative entertainment venues reopen to full capacity once the COVID-19 pandemic has run its course or vaccines are widely adopted and proven effective.

We are committed to leveraging the strong operating model we have established at our Georgia Park, with a focus on increasing attendance, as well as increasing the average revenue generated per guest visit via concession and gift shop revenues. Among our highest priorities over the next several years is continuing the integration of our Texas Park. As our Texas Park first opened to the public in May 2019, we believe there remains tremendous potential to increase attendance by increasing the local and regional awareness of this facility via advertising and promotion. We are pleased with the expanded attendance at our Missouri Park since it reopened in May 2020 and plan on leveraging the increased exposure of this facility to continue to build on this recent success.

During our 2021 fiscal year, we engaged an experienced amusement industry consulting firm to assist us in developing a master plan for our Georgia Park. Our 2022 fiscal year capital plan includes the first major project within that master plan, an impressive giraffe exhibit. This exhibit will be a new showcase for our Georgia Park, allowing our guests to encounter our giraffes regardless of weather conditions or outside temperatures. In aggregate, our 2022 fiscal year capital investment plan involves nearly $3.0 million of improvements across all three of our parks. This significant increase in capital investment spending will be fully funded from our existing cash, and demonstrates our commitment to building for long-term, sustainable growth.

Our long-term business plan includes expansion via the acquisition of additional local or regional theme parks and attractions, if attractive opportunities arise. We believe acquisitions, if any, should not unnecessarily encumber the Company with additional debt that cannot be justified by current operations. We may also pursue contract management opportunities for themed attractions owned by third parties. By using a combination of equity, debt and other financing options, we intend to carefully monitor stockholder value in conjunction with the pursuit of growth.

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

Consolidated and Segment Results of Operations for the Year Ended October 3, 2021 as Compared to the Year Ended September 27, 2020

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

Our 2021 fiscal year was comprised of 53-weeks, compared to our 2020 fiscal year which was comprised of 52-weeks. Furthermore, our Texas Park was acquired on April 27, 2020, as such was included in our 2020 fiscal year reported results for a partial year. Therefore, in addition to full year reported attendance based sales comparisons, attendance based sales analyses will include comparable 53-week pro forma sales comparisons as if our Texas Park were acquired at the beginning of our 2020 fiscal year.

The following table shows our consolidated and segment operating results for the years ended October 3, 2021 and September 27, 2020:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020
Total net sales	$8,067,808	$6,878,994	$1,792,112	$1,449,781	$2,002,571	$1,178,489	$11,862,491	$9,507,264
Segment income (loss) from operations	4,517,649	4,113,926	202,597	84,836	(62,922)	433,916	4,657,324	4,632,678
Segment operating margin %	56.0%	59.8%	11.3%	5.9%	-3.1%	36.8%	39.3%	48.7%

Corporate expenses							(896,136)	(783,671)
Other income, net							65,314	27,788
Gain on extinguishment of debt							189,988	-
Interest expense							(335,944)	(182,926)
Income before income taxes							$3,680,546	$3,693,869

Total Net Sales

The Company’s total net sales for the year ended October 3, 2021 increased by $2.35 million or 24.8%, to $11.86 million compared to $9.51 million for the year ended September 27, 2020. Our Parks’ combined attendance based net sales increased by $2.21 million or 23.5%, and animal sales increased by $140,555. On a comparable 53-week pro forma basis, our attendance based net sales increased by $1.36 million or 13.3%.

On a reported basis, our Georgia Park’s attendance based net sales increased by $1.10 million or 16.2%, to $7.95 million, our Missouri Park’s attendance based net sales increased by $338,839 or 23.7%, to $1.77 million, and our Texas Park’s attendance based sales increased by $770,094 to $1.94 million.

On a comparable 53-week basis, our Georgia Park’s attendance based net sales increased by $973,189 or 14.0% and our Missouri Park’s attendance based net sales $313,720 or 21.6%. On a comparable 53-week pro forma basis, our Texas Park’s attendance based sales increased approximately $76,966 or 4.1%

On comparable 53-week basis, paid attendance at our Missouri Park increased by approximately 11.7%, while paid attendance at our Georgia Park declined by approximately 4.5%. On a comparable 53-week pro forma basis paid attendance at our Texas Park increased by approximately 3.2%.

Segment Operating Margin

Our consolidated segment operating margin increased $24,646, resulting in segment income from operations of $4.66 million for the year ended October 3, 2021 compared to segment income from operations of $4.63 million for the year ended September 27, 2020. Our Georgia Park’s segment income was $4.52 million, an increase of $403,723, principally as a result of higher attendance based net sales and higher animal sales, partially offset by higher cost of sales, as well as higher compensation and general operating expenses. Our Missouri Park generated a segment operating income of $202,597, an increase of $117,761. Excluding an insurance recovery of $24,373 for tornado damage during our 2020 fiscal year, our Missouri Park’s segment operating income increased by $142,134, primarily as a result of higher attendance based net sales, partially offset by higher cost of sales, and higher compensation and general operating expenses. Our Texas Park generated a segment loss of $62,922 for the year ended October 3, 2021, compared to segment income of $433,916 after its acquisition on April 27, 2020, resulting in a net decrease of $496,838. This decrease is primarily attributable higher cost of sales, higher compensation, advertising and general operating expenses, as well as higher depreciation expense, partially offset by higher attendance based net sales and higher animal sales.

Corporate Expenses

Corporate spending increased by $112,465 to $896,136 during the year ended October 3, 2021, primarily due to the hiring of an Executive Vice President of Operations and higher travel expenses, partially offset by lower professional fees.

Other Income, Net

Other income, net, was $65,314 for the year ended October 3, 2021, an increase of $37,526, primarily attributable to a full year of mineral rights royalty income for our Texas Park, partially offset by lower interest income.

Gain on Extinguishment of Debt

During the year ended October 3, 2021, we received notification the SBA approved both our Wild Animal – Georgia and Wild Animal – Missouri Paycheck Protection Program (“PPP”) loan forgiveness applications, resulting in a gain on extinguishment of debt totaling $189,988.

Interest Expense

Interest expense for the year ended October 3, 2021 was $335,944, an increase of $153,018, primarily as a result of debt incurred related to the acquisition of our Texas Park on April 27, 2020, partially offset by a lower interest rate associated with the June 2021 refinancing of our Synovus Bank (“Synovus”) term loan.

Income Taxes

For the year ended October 3, 2021, we generated income before income taxes of $3.68 million and recorded a tax provision of $882,000, for an effective tax rate of approximately 24.0%, which was favorably impacted by the non-taxable PPP loan forgiveness. For the year ended September 27, 2020, we generated income before income taxes of $3.69 million and recorded a tax provision of $926,400, for an effective tax rate of approximately 25.1%.

For additional information, see “Note 8. Income Taxes” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Net Income and Income Per Share

Our reported net income for the year ended October 3, 2021 was $2.80 million or $0.04 per basic share and per fully diluted share, an increase of $31,077 as compared with reported net income of $2.77 million or $0.04 per basic share and per fully diluted share, for the year ended September 27, 2020.

	For the year ended
	October 3, 2021	September 27, 2020
Net income	$2,798,546	$2,767,469
Gain on extinguishment of debt	(189,988)	-
Tornado damage and expenses, net	-	(24,373)
Tax impact - tornado damage and expenses	-	5,120
Adjusted net income	$2,608,558	$2,748,216

As shown in the table above, several one-time items impacted our year-over-year reported net income comparison. Our 2021 fiscal year included a gain on extinguishment of debt totaling $189,988. Our 2020 fiscal year included an insurance recovery of $24,373 associated with tornado damages at our Missouri Park. Management believes that adjusted net income, excluding one-time items, should be considered in evaluating the ongoing operating performance of our business. Excluding the after-tax effect of these items, our 2021 and 2020 fiscal year adjusted net income would have been $2.61 million and $2.75 million, respectively, resulting in a decrease in adjusted net income of $139,658. The decrease in our adjusted net income is attributable to a $496,838 decline in the segment income generated by our Texas Park, a $112,465 increase in Corporate expenses, and a $153,018 increase in interest expense, partially offset by a $403,723 increase in segment income for our Georgia Park, a $142,134 increase in the segment income of our Missouri Park, a $37,526 increase in other income and a $39,280 decrease in our income tax provision.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Historically, our slow season starts after Labor Day in September and runs until Spring Break, which typically begins toward the end of March. The first and second quarters of our fiscal year have historically generated negative cash flow, requiring us to use cash generated from prior fiscal years, as well as borrowing on a seasonal basis, to fund operations and prepare our Parks for the busy season during the third and fourth quarters of our fiscal year. As a result of our improved cash position, during our 2021 and 2020 fiscal years we did not utilize any seasonal borrowing.

On June 18, 2021, we entered a new $1.95 million, seven-year term loan (the “2021 Term Loan”) with Synovus Bank (“Synovus”), at an annual interest rate of 3.75%. The 2021 Term Loan replaced our 2018 borrowing facility with Synovus Bank, which included a term loan in the original principal amount of $1.60 million at 5.00% per annum and a $350,000 line of credit at 4.75% per annum. After paying off the balance outstanding on the 2018 Term Loan, the net additional borrowings on the 2021 Term Loan were $930,222 and the line of credit was not renewed. Combined with available cash, we used the incremental proceeds from the 2021 Term Loan to paydown $1.0 million of the 2020 Term Loan used to finance our Texas Park acquisition, which has a 5.00% annual interest rate. Overall, we estimate this refinancing will generate approximately $24,375 in annual interest savings.

Our working capital was $5.70 million as of October 3, 2021, compared to $3.86 million as of September 27, 2020. The year-over-year increase in working capital primarily reflects cash flow provided by operating activities, partially offset by capital investments, the payoff of the Aggieland Seller Note, as well as net term debt payments during our 2021 fiscal year.

Total loan debt, including current maturities, as of October 3, 2021 was $5.66 million compared to $7.02 million as of September 27, 2020. The year-over-year decrease in total loan debt is the result of the payoff of the Aggieland Seller Note, the forgiveness of our PPP loans and net term debt payments during our 2021 fiscal year. Our bank line of credit (“LOC”) was terminated effective June 18, 2021 and there were no borrowings on the LOC as of September 27, 2020.

As of October 3, 2021, we had equity of $14.57 million and total loan debt of $5.66 million, resulting in a debt to equity ratio of 0.39 to 1.0, compared to 0.60 to 1.0 as of September 27, 2020.

Operating Activities

Net cash provided by operating activities was $3.31 million for our 2021 fiscal year, compared to $3.68 million, for our 2020 fiscal year, resulting in a decrease of $371,683, primarily due to working capital uses.

Investing Activities

Our 2021 fiscal year included $988,901 of capital improvements, compared to $525,409 spent on capital improvements during our 2020 fiscal year. In addition, during our 2020 fiscal year we acquired Aggieland Safari, investing approximately $6.37 million of cash.

During our 2021 fiscal year, property and equipment investing at our Georgia Park included improvements to our drive-through road and other infrastructure improvements, various improvements to our concession and food service capabilities, improvements and additions to animal shelters and exhibits, spending on annual requirements for our rental vehicle fleet, and the acquisition of various animals. For our Missouri Park, 2021 fiscal year property and equipment investments included improvements and additions to animal shelters and exhibits, the acquisition of various animals, fencing improvements, improvements to our gift shop, and the acquisition of various equipment. For our Texas Park, 2021 fiscal year property and equipment investments included improvements to animal shelters and exhibits, the acquisition of various park equipment, drive through road improvements, and the acquisition of various animals.

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

Financing Activities

Net cash used in financing activities was $1.20 million for the year ended October 3, 2021, compared to net cash provided by financing activities of $4.92 million for the year ended September 27, 2020.

In June 2021, we entered into the 2021 Term Loan for $1.95 million, using those proceeds to pay off the $1.02 million outstanding balance of our 2018 Term Loan. Combined with additional cash, we used the net remaining proceeds of the 2021 Term Loan to prepay $1.00 million against our 2020 Term Loan. In addition, on June 29, 2021, we paid off the $750,000 Aggieland Safari Seller Note.

Excluding the $1.0 million prepayment of the 2020 Term Loan, net principal payments against our combined term loans totaled $448,648 for the year ended October 3, 2021.

During the year ended September 27, 2020, net cash provided by financing activities related to our Aggieland acquisition totaled $4.94 million, cash provided by PPP loans totaled $188,087 was provided by PPP loans, while cash used for scheduled payments against our 2018 Term Loan totaled $207,135.

Borrowing Agreements

On June 18, 2021, through our wholly owned subsidiary Wild Animal – Georgia, we completed a refinancing transaction (the “2021 Refinancing”) with Synovus Bank (“Synovus”). The 2021 Refinancing included a term loan in the original principal amount of $1.95 million (the “2021 Term Loan”). The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. We paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was $1.89 million as of October 3, 2021.

On April 27, 2020, we acquired Aggieland Wild Animal – Texas, financing the transaction with the 2020 Term Loan from First Financial Bank (“First Financial”) and the Aggieland Seller Note. The 2020 Term Loan in the original principal amount of $5.0 million from First Financial is secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, and required interest only monthly payments through April 2021. The 2020 Term Loan requires monthly payments of approximately $53,213 beginning in May 2021. We paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the incremental proceeds of the 2021 Term Loan, combined with additional funds, to paydown $1.0 million against the 2020 Term Loan, which had an outstanding balance of $3.83 million as of October 3, 2021.

The Aggieland Seller Note represented a deferred portion of the purchase price, had a face value of $750,000, bore no interest, had a maturity date of June 30, 2021, and was secured by a second priority subordinated lien and security interest in the acquired mineral rights and the animal inventory. We applied a 2.5% discount rate to determine a fair value of $728,500 for the Aggieland Seller Note as of April 27, 2020 and the resulting $21,500 discount was amortized as interest expense over the 14 month period of the note. On June 29, 2021, the Company paid off the Aggieland Seller Note.

On July 11, 2018, through our wholly owned subsidiary Wild Animal – Georgia, we completed a refinancing transaction (the “2018 Refinancing”) with Synovus. The 2018 Refinancing included a term loan in the original principal amount of $1.6 million (the “2018 Term Loan”). The 2018 Term Loan had an interest rate of 5.0% per annum and was payable in monthly payments of approximately $22,672, based on a seven-year amortization period. The 2018 Term Loan had a maturity date of June 11, 2021, with an option to renew at 5.0% per annum for an additional 49-month term. The 2018 Term Loan was secured by a security deed on the assets of Wild Animal – Georgia. We paid a total of approximately $15,680 in fees and expenses in connection with the 2018 Refinancing. The 2021 Term Loan replaced our 2018 Term Loan with Synovus, which had an outstanding balance of $1.02 million, and was paid off with the proceeds of the 2021 Term Loan.

As a result of the significant negative economic impacts and uncertainties caused by the COVID-19 pandemic, Wild Animal – Georgia and Wild Animal – Missouri each applied for PPP loans. On April 14, 2020 and April 16, 2020, we received two unsecured PPP loans totaling $188,087. The PPP was established under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of the PPP loans was two years, with an interest rate of 1.0% per annum. All payments were deferred for the first twelve months of these PPP loans, with accrued interest being added to the principal during the payment deferral period. Under the terms of the CARES Act, some or all the PPP loan proceeds were eligible to be forgiven, based on use for specified purposes, subject to limitations and ongoing rulemaking by the SBA. We applied for forgiveness of the full amount of both the Wild Animal – Georgia and Wild Animal – Missouri PPP loans in March 2021. Effective March 29, 2021 and May 25, 2021, the SBA approved the Forgiveness Applications for Wild Animal – Georgia and Wild Animal – Missouri, respectively, including forgiveness of accrued interest, resulting in a gain on extinguishment of debt totaling $189,988 during the year ended October 3, 2021.

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

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to long-lived assets, revenue recognition, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Although actual results historically have not deviated significantly from those determined using our estimates, our results of operations or financial condition could differ, perhaps materially, from these estimates under different assumptions or conditions.

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

Revenue Recognition

We recognize revenues when a performance obligation has been satisfied by transferring control of promised services or products to our guests/customers in an amount that reflects the amount the Company has received or expects to receive in exchange for those services or products. Park admission fee revenues from advance online ticket purchases are deferred until the customers’ visit to the parks. Park admission revenues for annual passes and memberships are deferred and recognized as revenue on a pro-rata basis over the term of the pass or membership. Revenues from retail and concession sales are generally recognized upon the concurrent receipt of payment and delivery of goods to the customer. Sales taxes billed and collected are not included in revenue.

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

Management based its assessment of the Company’s internal control over financial reporting on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting are effective as of October 3, 2021.

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as of October 3, 2021.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Title
Dale Van Voorhis	80	Chief Executive Office and Director
Todd R. White	59	Chief Financial Officer and Director
Mark Whitfield	60	Executive Vice President
Lisa Brady	35	Director
John Gannon	64	Director
Charles Kohnen	54	Director
Jeffery Lococo	64	Secretary and Director
Rick Ruffolo	53	Director

Dale Van Voorhis

Dale Van Voorhis was appointed as our Chief Executive Officer on January 27, 2011. Mr. Van Voorhis was re-appointed to our Board of Directors on March 13, 2009, and served as the Company’s Chief Operating Officer from March 28, 2009 until January 27, 2011. Mr. Van Voorhis previously served the Company in various management and board of director roles from December 2003 through December 2006. In addition, Mr. Van Voorhis has been the President of Amusement Business Consultants, Inc., an amusement industry consulting company, since its inception in 1994. Mr. Van Voorhis was President and CEO of Funtime Parks Inc. (“Funtime”) from 1982 until 1994. Funtime consisted of three parks in New York and Ohio and they generated total attendance of 2.6 million visitors in 1993. Funtime sold the three parks for $60 million in 1994. Mr. Van Voorhis has over 55 years of experience in the amusement/entertainment industry.

Todd R. White

Todd R. White was appointed the Chief Financial Officer of Parks! America on May 31, 2013 and was appointed as a Director of the Company effective January 1, 2014. Prior to joining the Company, from 1992 through 2011, Mr. White was an executive with The Scotts Miracle-Gro Company in a variety of roles, and served most recently as its Vice President, Global Controller from 2005 through 2011. Mr. White was with Price Waterhouse in Cincinnati, Ohio from 1986 to 1992. He received a B.A. in business administration from The Ohio State University and an MBA from the University of Wisconsin-Madison. He currently serves on the Board of Managers of Spring Brook Farm Cheese, LLC, which is wholly owned by the Farms for City Kids Foundation.

Mark Whitfield

Mark Whitfield joined Parks! America, Inc. and was appointed Executive Vice President on September 21, 2020. Mr. Whitfield’s 42 year amusement park career began in 1979 at Six Flags Theme Parks, where he was Manager of Games & Attractions, and Merchandise and Director of Revenue at six of the current and former Six Flags parks. Most recently, Mr. Whitfield was a Senior Director of Revenue at PARC Management in Jacksonville, and for the last 10 years as General Manager at Palace Entertainment parks in San Dimas, California and in the Wisconsin Dells. He is very active in the community and served with distinction as an elected Village Trustee in Lake Delton, Wisconsin, President and Board Chair of the Sauk County, Economic Development Corporation, co-Commissioner of the Baraboo-Dells Airport, as well as serving on the Board of Directors at the San Dimas Chamber of Commerce and the Wisconsin Dells Visitors & Convention Bureau. Mr. Whitfield brings extensive experience and consistent positive results in financial/EBITDA growth, employee development, marketing, operations and in-park revenue. Mr. Whitfield has BA in Communication and Political Science and a Master of Liberal Arts from Houston Baptist University.

Lisa Brady

Lisa Brady was appointed as a Director of the Company effective November 12, 2021. Ms. Brady brings more than a decade of experience in the entertainment, leisure, and hospitality industry with executive-level experience in strategic planning, mergers and acquisitions, investor relations, financial modeling, and real estate development. Ms. Brady started her career as a sell-side analyst at KeyBank Capital markets, covering the leisure and hospitality sector. Upon joining Cedar Fair Entertainment Company (“FUN”), Ms. Brady played an integral role within investor relations, leading communications efforts with both the sell-side and buy side. Ms. Brady was promoted to the Director of Business Development where she served as a key leader in the company’s strategic growth initiatives. Ms. Brady graduated summa cum laude from Penn State University and received the John Zahniser Female Scholar Athlete Award.

John Gannon

John Gannon has been a Director of the Company since December 2019. Mr. Gannon has 33 years of experience in the amusement park, water park, and zoo industry. After 14 years of service, Mr. Gannon retired from the Columbus Zoo and Aquarium in January 2020, most recently serving as its Senior Vice President responsible for managing all for profit ventures, including its water park, its amusement park section and its golf course. Prior to joining the Columbus Zoo and Aquarium, Mr. Gannon was with Six Flags, Premier Parks and Funtime Inc. for a combined total of 19 years. During his time with Six Flags, Mr. Gannon served as Vice President of Finance, with responsibility over the eastern United States and Europe. Mr. Gannon started his career as a CPA with Ernst & Young. Mr. Gannon is a member of the International Association of Amusement Parks and Attractions (“IAAPA”) and the World Waterpark Association (WWA). In 2017, Governor John Kasich appointed Mr. Gannon to the Ohio Department of Agriculture Advisory Board on Amusement Ride Safety. Mr. Gannon earned a Bachelor of Science degree in Accounting from the University of Akron.

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

Rick Ruffolo

Rick Ruffolo was appointed as a Director of the Company effective November 12, 2021. Mr. Ruffolo brings three decades of consumer goods, specialty retail, marketing, innovation, and executive leadership experience to the Parks! America Board. In his first twenty years, Mr. Ruffolo held brand management roles at P&G, SC Johnson, and Nestle Purina, as well as senior executive roles leading the brand, marketing, and innovation departments at Yankee Candle and Bath & Body Works where he received multiple patents including for the multi-billion dollar launch of the Wallflowers home fragrance business. In the last ten years, as CEO & President, Mr. Ruffolo has led the successful turnaround and growth of several private equity-backed portfolio companies including Sensible Organics, CR Brands, Enviroscent, and Phelps Pet Products. Mr. Ruffolo is a dual citizen of the U.S. and Italy, was a NCAA Division I athlete and graduated summa cum laude in marketing and business administration from the University of Dayton, and received his MBA with honors from Washington University in St. Louis.

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

Audit Committee

Our Audit Committee is responsible for: (1) overseeing the accounting and financial reporting processes of the Company, including the audits of the Company’s consolidated financial statements; (2) appointing, compensating and overseeing the work of the independent registered public accounting firm employed by the Company; (3) assisting the Board in its oversight of: (a) the integrity of the Company’s consolidated financial statements and (b) the independent registered public accounting firm’s qualifications and independence; and (4) undertaking the other matters required by applicable rules and regulations of the SEC. Our Audit Committee is comprised of three directors, John Gannon, Charles Kohnen, and Jeffery Lococo. The Board has determined that John Gannon qualifies as an “audit committee financial expert” as that term is defined in the applicable SEC Rules.

Our Audit Committee met four times in the twelve-month period ended October 3, 2021.

Compensation Committee

Our Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. The Compensation Committee is composed of three Directors, John Gannon, Charles Kohnen, and Jeffery Lococo.

Our Compensation Committee met one time during the twelve-month period ended October 3, 2021.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our other executive officers, for the years ended October 3, 2021, September 27, 2020 and September 29, 2019.

Name & Principal		Salary	Bonus	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Dale Van Voorhis	2021	100,000	25,000	10,000				6	135,006
Chief Executive	2020	93,333	20,000	8,500				-	121,833
Officer and Director	2019	90,000	18,000	4,625				-	112,625

Mark Whitfield	2021	135,000	-	-				290	135,290
Executive Vice President	2020	2,596	10,000	-				-	12,596

Michael D. Newman (1)	2021	108,000	25,000	-				-	133,000
Vice President of Safari	2020	102,167	17,000	-				3,661	122,828
Operations	2019	96,250	15,000	-				5,492	116,742

Todd R. White	2021	86,250	25,000	10,000				290	121,540
Chief Financial	2020	73,750	20,000	8,500				-	102,250
Officer and Director	2019	67,500	18,000	4,625				-	90,125

James Meikle (2)	2019	-	-	-				88,167	88,167

Director and
Chief Operating Officer

(1) Effective October 31, 2021, Mr. Newman resigned his employment with the Company.

(2) On November 28, 2018, Mr. Meikle passed away.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended October 3, 2021.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	Shares/($)	($)	($)	($)	($)	($)
Dale Van Voorhis	—	22,789	—	—	—	—	$10,000
		$(10,000)

John Gannon	$5,000	11,395	—	—	—	—	$10,000
		$(5,000)

William Jump (1)	$10,000	—	—	—	—	—	$10,000

Charles Kohnen	—	22,789	—	—	—	—	$10,000
		$(10,000)

Jeffery Lococo	—	22,789	—	—	—	—	$10,000
		$(10,000)

Todd R. White	—	22,789	—	—	—	—	$10,000
		$(10,000)

(1) On January 14, 2021, Mr. Jump passed away.

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

Effective as of May 1, 2018, the Company entered into an employment agreement with Michael D. Newman (the “Newman Employment Agreement”) to serve as the Company’s Vice President of Safari Operations. Mr. Newman had been the general manager of Wild Animal – Georgia since February 2011. Pursuant to the Newman Employment Agreement, Mr. Newman received an initial base annual compensation of $95,000 per year, subject to annual review by the Board of Directors. Mr. Newman also received a $5,000 signing bonus. Effective as of May 1, 2020, Mr. Newman’s annual compensation was set at $108,000. The Newman Employment Agreement had a term of five years and entitled Mr. Newman to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company. Effective October 31, 2021, Mr. Newman resigned his employment with the Company.

As of October 3, 2021, the Company has not adopted any deferred compensation plans. Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause ($116,667 in aggregate) or (ii) in the event of a change in control of the Company ($381,667 in aggregate), as well as disability and death payment provisions ($95,000 in aggregate).

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

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of December 6, 2021. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. The address of each beneficial owner is care of Parks! America, Inc., 1300 Oak Grove Road, Pine Mountain, GA 31822, unless otherwise set forth below that person’s name.

Name	Number of Shares Owned	Percent (1)	Title
Dale Van Voorhis	16,012,700	21.3%	Chief Executive Officer and Director

Todd R. White (2)	1,265,109	1.7%	Chief Financial Officer and Director

Charles Kohnen (3)	21,856,759	29.1%	Director

Jeffery Lococo	554,759	7.0%	Secretary and Director

John Gannon	11,394	0.0%	Director

Focused Compounding Fund, LP 1700 Alma Drive, Suite 460 Plano, TX 75075	13,097,450	17.4%

(1)	Based upon shares of common stock issued and outstanding as of December 6, 2021, except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding.

(2)	410,350 of the Company’s shares owned by Mr. White are held jointly with his spouse.

(3)	15,271,000 of the Company’s shares owned by Mr. Kohnen are held jointly with his spouse.

Officers, directors and their controlled entities, as a group, controlled approximately 52.8% of the outstanding common stock of the Company as of December 6, 2021.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect the Company:

●	Any of our directors or officers;
●	Any person proposed as a nominee for election as a director;
●	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
●	Any of our promoters; and
●	Any relative or spouse of any of the foregoing persons who has the same house as such person.

Director Independence

Of the members of the Company’s Board of Directors, Lisa Brady, John Gannon, Charles Kohnen, Jeffery Lococo and Rick Ruffolo are considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual (note, our common shares are not currently listed on NASDAQ or any other national securities exchange, and this reference is used for definitional purposes only).

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

On a combined basis, fees billed by our independent registered public accounting firms, for the audit and quarterly reviews of our financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the years ended October 3, 2021 and September 27, 2020 were approximately $55,000 and $48,500, respectively.

Tax Fees

The aggregate fees billed by TBR, for professional services rendered for tax compliance, tax advice and tax planning for the years ended October 3, 2021 and September 27, 2020 were approximately $13,000 and $6,500, respectively.

All Other Fees

Our independent registered public accounting firms billed no other fees for the years ended October 3, 2021 and September 27, 2020.

Audit Committee Pre-Approval Policies and Procedures

The audit committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm in order to assure that the provision of such services do not impair the registered public accounting firm’s independence.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of Great American Family Parks, Inc. dated July 17, 2002 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.2	Amended Articles of Incorporation of Great American Family Parks, Inc. dated January 26, 2004 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.3	Bylaws of Great American Family Parks, Inc. dated January 30, 2004 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.4	Great American Family Parks 2005 Stock Option Plan dated February 1, 2005 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.5	Amended Bylaws of the Company, as of January 17, 2011 (incorporated by reference to the Annual Report on Form 10-KT filed by the Company on December 29, 2012).

3.6	Amended Bylaws of the Company as of June 12, 2012 (incorporated by reference to the Report on Form 8-K filed by with the Securities and Exchange Commission on July 16, 2012).

21.1	Subsidiaries of the Registrant.

23.1	Consent of GBQ Partners LLC dated December 9, 2021.

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of

December 9, 2021 by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

By:	/s/ Dale Van Voorhis
Dale Van Voorhis
Chief Executive Officer and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE	DATE

By:	/s/ Dale Van Voorhis
	Dale Van Voorhis	Chief Executive Officer and Director (Principal Executive Officer)	December 9, 2021

By:	/s/ Lisa Brady
	Lisa Brady	Director	December 9, 2021

By:	/s/ John Gannon
	John Gannon	Director	December 9, 2021

By:	/s/ Charles Kohnen
	Charles Kohnen	Director	December 9, 2021

By:	/s/ Jeffery Lococo
	Jeffery Lococo	Secretary and Director	December 9, 2021

By:	/s/ Rick Ruffolo
	Rick Ruffolo	Director	December 9, 2021

By:	/s/ Todd R. White
	Todd R. White	Chief Financial Officer and Director (Principal Financial Officer)	December 9, 2021

ITEM 8

PARKS! AMERICA, INC. and SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Parks! America, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Parks! America, Inc. (the “Company”) as of October 3, 2021 and September 27 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 3, 2021 and September 27, 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Estimated Redemption Rate Used to Determine Online Ticket Sales for Deferred Revenue

Customers can purchase online admission tickets in advance of their visit. These tickets can be used anytime during a twelve month period following the date of the ticket purchase. For such purchases, the Company estimates a redemption rate based on historical experience and other factors and assumptions the Company believes to be customary and reasonable. The remaining portion of online ticket sales represents tickets expected to go unused. The Company recognizes a pro-rata portion of the expected unused ticket revenue over time. The Company reviews the estimated redemption rate on an ongoing basis and revises it as necessary. As of October 3, 2021, $192,801 of deferred revenue related to the consideration received for advance online ticket sales.

We identified the evaluation of the estimated redemption rate used to determine deferred revenue for online ticket sales as a critical audit matter. Subjective auditor judgment was required to evaluate the effect of historical customer usage patterns on the estimated rate of future use assumption.

The following are the primary procedures we performed to address this critical audit matter. We obtained an understanding and evaluated the design of controls over the Company’s process to develop the estimated redemption rate. We evaluated historical periods’ ticket redemption activity for indication of significant changes in customer behavior and to determine whether changes in the historical activity were consistent with changes in the Company’s business that impact the estimated redemption rate assumption. We compared trends of customers’ historical redemption patterns to the Company’s estimated redemption rate assumption. We assessed the outstanding online ticket data utilized by the Company to derive the redemption rate assumption by comparing it to relevant underlying documentation.

/s/ GBQ Partners LLC

GBQ Partners LLC

We have served as the Company’s auditor since 2020.
Columbus, Ohio
December 9, 2021

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of October 3, 2021 and September 27, 2020

	October 3, 2021	September 27, 2020
ASSETS
Cash	$6,654,348	$5,505,716
Accounts receivable	4,469	-
Inventory	314,103	200,891
Prepaid expenses	175,248	148,732
Total current assets	7,148,168	5,855,339

Property and equipment, net	13,806,868	13,654,800
Intangible assets, net	10,966	-
Other assets	15,974	12,144
Total assets	$20,981,976	$19,522,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$221,414	$178,485
Other current liabilities	531,347	599,390
Current portion of long-term debt, net	699,483	1,221,009
Total current liabilities	1,452,244	1,998,884

Long-term debt, net	4,960,180	5,797,392
Total liabilities	6,412,424	7,796,276

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 75,124,087 and 75,021,537 shares issued and outstanding, respectively	75,124	75,021
Capital in excess of par	4,934,212	4,889,316
Treasury stock	(3,250)	(3,250)
Retained earnings	9,563,466	6,764,920
Total stockholders’ equity	14,569,552	11,726,007
Total liabilities and stockholders’ equity	$20,981,976	$19,522,283

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended October 3, 2021 and September 27, 2020

	For the year ended
	October 3, 2021	September 27, 2020
Net sales	$11,655,658	$9,440,986
Sale of animals	206,833	66,278
Total net sales	11,862,491	9,507,264

Cost of sales	1,489,196	962,047
Selling, general and administrative	5,817,986	4,115,323
Depreciation and amortization	704,016	576,139
Tornado damage insurance recovery	-	(24,373)
Loss on disposal of operating assets	90,105	29,121
Income from operations	3,761,188	3,849,007

Other income, net	65,314	27,788
Gain on extinguishment of debt	189,988	-
Interest expense	(335,944)	(182,926)
Income before income taxes	3,680,546	3,693,869

Income tax provision	882,000	926,400
Net income	$2,798,546	$2,767,469

Income per share - basic and diluted	$0.04	$0.04

Weighted average shares outstanding (in 000’s) - basic and diluted	75,094	74,965

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended October 3, 2021 and September 27, 2020

			Capital in
	Shares	Amount	Excess of Par	Treasury Stock	Retained Earnings	Total
Balance at September 29, 2019	74,821,537	$74,821	$4,855,516	$(3,250)	$3,997,451	$8,924,538
Issuance of common stock to Directors	200,000	200	33,800	-	-	34,000
Net income for the year ended September 27, 2020	-	-	-	-	2,767,469	2,767,469
Balance at September 27, 2020	75,021,537	75,021	4,889,316	(3,250)	6,764,920	11,726,007
Issuance of common stock to Directors	102,550	103	44,896	-	-	44,999
Net income for the year ended October 3, 2021	-	-	-	-	2,798,546	2,798,546
Balance at October 3, 2021	75,124,087	$75,124	$4,934,212	$(3,250)	$9,563,466	$14,569,552

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended October 3, 2021 and September 27, 2020

	For the year ended
	October 3, 2021	September 27, 2020
OPERATING ACTIVITIES:
Net income	$2,798,546	$2,767,469
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization expense	704,016	576,139
Interest expense - debt financing cost amortization	16,366	4,603
Interest expense - loan discount amortization	13,985	7,517
Loss on disposal of assets	90,105	29,121
Stock-based compensation	44,999	34,000
Gain on extinguishment of debt	(189,988)	-
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(4,469)	-
(Increase) decrease in inventory	(113,212)	4,310
(Increase) decrease in prepaid expenses	(26,516)	(1,203)
Increase (decrease) in accounts payable	42,929	82,215
Increase (decrease) in other current liabilities	(68,043)	176,230
Net cash provided by operating activities	3,308,718	3,680,401

INVESTING ACTIVITIES:
Acquisition of property and equipment	(988,901)	(525,409)
Acquisition of Aggieland Safari	-	(6,373,500)
Tradename registrations	(10,966)	-
Proceeds from the disposition of property and equipment	39,943	17,832
Net cash used in investing activities	(959,924)	(6,881,077)

FINANCING ACTIVITIES:
Payments on 2018 Term Loan	(1,164,113)	(207,135)
Payments on 2020 Term Loan	(1,173,589)	-
Payments on 2021 Term Loan	(60,946)	-
Payment of Note to Seller of Aggieland Safari	(750,000)	-
Proceeds from 2021 Term Loan	1,950,000	-
Proceeds from 2020 Term Loan	-	5,000,000
Proceeds from Paycheck Protection Program Loans	-	188,087
Debt financing costs	(1,514)	(62,375)
Net cash (used in) provided by financing activities	(1,200,162)	4,918,577

Net increase in cash	1,148,632	1,717,901
Cash at beginning of period	5,505,716	3,787,815
Cash at end of period	$6,654,348	$5,505,716

Supplemental Cash Flow Information:
Cash paid for interest	$323,197	$150,484
Cash paid for income taxes	$926,750	$844,000

Non-Cash Investing and Financing Activities:
Note to Seller of Aggieland Safari	$-	$728,500

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 3, 2021

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

The Company’s Parks are open year round, but experience increased seasonal attendance, typically beginning in the latter half of March through early September. As a result, combined third and fourth quarter net sales have historically ranged from 68% to 72% of annual attendance based net sales. For the Company’s 2021 fiscal year, the first full year including Aggieland Safari, combined third and fourth quarter net sales were approximately 60% of annual attendance based net sales.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 3, 2021

NOTE 1. ORGANIZATION (CONTINUED)

In compliance with respective state issued guidelines, the Georgia Park and the Texas Park each reopened on May 1, 2020, and the Missouri Park reopened on May 4, 2020. Subsequent to reopening, attendance levels were strong at each of the Company’s three Parks for the balance of its 2020 fiscal year, which continued throughout its 2021 fiscal year in comparison to pre-COVID-19. However, there may be longer-term negative impacts to the Company’s business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts may include changes in customer behavior and preferences causing significant volatility or reductions in Park attendance, increases in operating expenses to comply with additional hygiene-related protocols, limitations in the Company’s ability to recruit and maintain staffing, limitations on the Company’s employees ability to work and travel, and significant changes in the economic or political conditions in the areas the Company’s Parks are located. Despite the Company’s efforts to manage these potential impacts, the ultimate impact may be material, and will depend on a number of factors beyond its control, including the duration and severity of the COVID-19 pandemic and actions by governmental authorities taken to contain its spread and mitigate its public health effects. There is also the potential for attendance levels at the Company’s Parks to moderate or decline as alternative entertainment venues reopen to full capacity once the COVID-19 pandemic has run its course or vaccines are widely adopted and proven effective. While attendance based net sales remain strong versus the comparable pre-COVID-19 period, the Company experienced a decline in attendance based net sales and attendance for weeks 32 through 53 of its 2021 fiscal year versus the comparable period of its 2020 fiscal year.

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

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (Wild Animal – Georgia, Wild Animal – Missouri and Aggieland Wild Animal – Texas). All inter-company accounts and transactions have been eliminated in consolidation.

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2021 fiscal year, October 3 was the closest Sunday, and for the 2020 fiscal year, September 27 was the closest Sunday. The 2021 fiscal year was comprised of 53-weeks, while the 2020 fiscal year was comprised of 52-weeks. This fiscal calendar aligns the Company’s fiscal periods closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

Business Combinations: The Company’s acquisition of Aggieland Safari, on April 27, 2020, was accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. In purchase accounting, identifiable assets acquired, and liabilities assumed, are recognized at their estimated fair values at the acquisition date, and any remaining purchase price is recorded as goodwill. In determining the fair values of assets acquired and liabilities assumed, the Company makes significant estimates and assumptions, particularly with respect to long-lived tangible and intangible assets. Critical estimates used in valuing tangible and intangible assets include, but are not limited to, future expected cash flows, discount rates, market prices and asset lives. Although estimates of fair value are based upon assumptions believed to be reasonable, actual results may differ. See “NOTE 3: ACQUISITION” for more information.

Trade Accounts Receivable: The theme parks are primarily a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had accounts receivable of $4,469 and $0 as of October 3, 2021 and September 27, 2020, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 3, 2021

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory: Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The gross profit method is used to determine the change in gift shop inventory for interim periods. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly. The Company had inventory of $314,103 and $200,891 as of October 3, 2021 and September 27, 2020, respectively.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	October 3, 2021	September 27, 2020	Depreciable Lives
Land	$6,389,470	$6,389,470	not applicable
Mineral rights	276,000	276,000	25 years
Ground improvements	2,637,050	2,334,172	7-25 years
Buildings and structures	3,827,827	3,798,098	10-39 years
Animal shelters and habitats	2,282,575	2,098,947	10-39 years
Park animals	1,143,133	1,166,583	5-25 years
Equipment - concession and related	349,849	232,281	3-15 years
Equipment and vehicles - yard and field	607,347	556,168	3-15 years
Vehicles - buses and rental	213,951	237,075	3-5 years
Rides and entertainment	228,009	224,578	5-7 years
Furniture and fixtures	28,694	26,057	5-10 years
Projects in process	126,755	34,290
Property and equipment, cost	18,110,660	17,373,719
Less accumulated depreciation	(4,303,792)	(3,718,919)
Property and equipment, net	$13,806,868	$13,654,800

Intangible Assets: Intangible assets consist of tradename registrations, which are reported at cost and are being amortized over a period of 15 years.

Impairment of Long-Lived Assets: The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered impaired, then impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.

Other Current Liabilities: The following is a breakdown of other current liabilities:

	October 3, 2021	September 27, 2020
Deferred revenue	$242,318	$273,386
Accrued sales taxes	64,396	69,101
Accrued wages and payroll taxes	81,160	42,774
Accrued property taxes	47,517	68,530
Accrued income taxes	-	46,402
Other accrued liabilities	95,956	99,197
Other current liabilities	$531,347	$599,390

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 3, 2021

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Paycheck Protection Program Loan Accounting Policy: Currently, there is no authoritative guidance under GAAP that addresses accounting and reporting by a for-profit business entity that receives forgivable debt from a government entity. Accordingly, management has elected to recognize forgivable debt received from a government entity as debt until debt extinguishment occurs when the Company is legally released from being the obligor. Upon legal release as obligor, the Company will recognize the forgiven amount as income.

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

Revenues from park admission fees are recognized at the point in time control transfers to the customer, which is generally when the customer accepts access to the park and the Company is entitled to payment. Park admission fee revenues from advance online ticket purchases are deferred until the customers’ visit to the parks. Park admission revenues for annual passes and memberships are deferred and recognized as revenue on a pro-rata basis over the term of the pass or membership. Revenues from retail and concession sales are generally recognized upon the concurrent receipt of payment and delivery of goods to the customer. Sales taxes billed and collected are not included in revenue.

The Company periodically sells surplus animals created from the natural breeding process that occurs within the parks. All animal sales are reported as a separate revenue line item. Animal sales are recognized at a point in time when control transfers to the customer, which is generally determined when title, ownership and risk of loss pass to the customer, all of which generally occurs upon delivery of the animal. Based on the Company’s assessment of control indicators, sales are recognized when animals are delivered to the customer.

The Company provides disaggregation of revenue based on geography in “Note 10: Business Segments”, as it believes this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Deferred revenues from advance online admission tickets, and season passes and memberships were $242,318 and $273,386 as of October 3, 2021 and September 27, 2020, respectively, and is included within Other Current Liabilities in the accompanying consolidated balance sheets.

Advertising and Marketing Costs: The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended October 3, 2021 and September 27, 2020 totaled $977,562 and $749,411, respectively.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 3, 2021

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

The Company follows guidance issued by the FASB ASC 740 with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of October 3, 2021 or September 27, 2020.

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

Recent Accounting Pronouncements:

Credit Losses – Financial Instruments

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), which changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held, replacing the existing incurred loss model. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principals in ASC 740, and also clarifies and amends existing guidance to improve consistent application. The provisions ASU 2019-12 are effective for the Company’s financial statements no later than the fiscal year beginning October 4, 2021. The Company is in the process of evaluating the impact of this amendment on its consolidated financial statements; however, it is not anticipated to be material.

Except as noted, the Company does not expect recently issued accounting standards or interpretations to have a material impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 3, 2021

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

The purchase price has been allocated based on the estimated fair value of assets acquired and liabilities assumed as of the acquisition date. The determination of estimated fair value requires management to make significant estimates and assumptions.

The following table presents supplemental pro forma information for the year ended September 27, 2020 as if the acquisition had occurred at the beginning of the Company’s 2020 fiscal year. The unaudited pro forma information includes adjustments for depreciation expense on property and equipment acquired, interest expense on debt incurred related to the acquisition, and the related income tax effects, as well as the elimination of property and equipment impairment charges recorded by Aggieland Safari prior to the acquisition. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected at the beginning of the Company’s 2020 fiscal year.

For the year ended
September 27, 2020
Total net sales	$10,165,644

Net income	$2,613,578

Income per share - basic and diluted	$0.03

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 3, 2021

NOTE 4. LONG-TERM DEBT

On June 18, 2021, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2021 Refinancing”) with Synovus Bank (“Synovus”). The 2021 Refinancing included a term loan in the original principal amount of $1.95 million (the “2021 Term Loan”). The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was $1.89 million as of October 3, 2021.

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

On April 27, 2020, the Company acquired Aggieland Wild Animal – Texas, see “NOTE 3. ACQUISITION”, financing the transaction with the 2020 Term Loan from First Financial and the Aggieland Seller Note. The 2020 Term Loan in the original principal amount of $5.00 million from First Financial is secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, and required interest only monthly payments through April 2021. The 2020 Term Loan requires monthly payments of approximately $53,213 beginning in May 2021. The Company paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the incremental proceeds of the 2021 Term Loan, combined with additional funds, to paydown $1.00 million against the 2020 Term Loan, which had an outstanding balance of $3.83 million as of October 3, 2021. The Company was in compliance with the liquidity and annual debt coverage ratio financial covenants of the 2020 Term Loan as of September 27, 2020 and October 3, 2021, and for the years then ended.

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

As a result of the initial negative economic impacts and uncertainties caused by the COVID-19 pandemic, Wild Animal – Georgia and Wild Animal – Missouri each applied for Paycheck Protection Program (“PPP”) loans. On April 14, 2020 and April 16, 2020, the Company received two unsecured PPP loans totaling $188,087. The PPP was established under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of the PPP loans was two years, with an interest rate of 1.0% per annum. All payments were deferred for the first twelve months of these PPP loans, with accrued interest being added to the principal during the payment deferral period. Under the terms of the CARES Act, some or all the PPP loan proceeds were eligible to be forgiven, based on use for specified purposes, subject to limitations and ongoing rulemaking by the SBA. The Company applied for forgiveness of the full amount of both the Wild Animal – Georgia and Wild Animal – Missouri PPP loans in March 2021. Effective March 29, 2021 and May 25, 2021 the SBA approved the Forgiveness Applications for Wild Animal – Georgia and Wild Animal – Missouri, respectively, including forgiveness of accrued interest, resulting in a gain on extinguishment of debt totaling $189,988, during the year ended October 3, 2021.

Interest expense of $335,944 and $182,926 for the years ended October 3, 2021 and September 27, 2020, respectively, includes $16,366 and $4,603, respectively, of debt financing costs amortization in each period. In addition, interest expense for the years ended October 3, 2021 and September 27, 2020 includes $13,985 and $7,517 of loan discount amortization, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 3, 2021

NOTE 4. LONG-TERM DEBT (CONTINUED)

The following table represents the aggregate of the Company’s outstanding long-term debt:

	As of
	October 3, 2021	September 27, 2020
Loan principal outstanding	$5,715,466	$7,089,053
Less: unamortized debt financing costs	(55,803)	(70,652)
Gross long-term debt	5,659,663	7,018,401
Less current portion of long-term debt,
net of unamortized costs and discount	(699,483)	(1,221,009)
Long-term debt	$4,960,180	$5,797,392

As of October 3, 2021, the scheduled future principal maturities, by fiscal year, are as follows:

2022	705,370
2023	738,668
2024	773,565
2025	810,141
2026	848,477
thereafter	1,839,245
Total	$5,715,466

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

Officers, Directors and their controlled entities own approximately 52.8% of the outstanding common stock of the Company as of October 3, 2021.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 3, 2021

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

Effective as of May 1, 2018, the Company entered into an employment agreement with Michael D. Newman (the “Newman Employment Agreement”) to serve as the Company’s Vice President of Safari Operations. Mr. Newman had been the general manager of Wild Animal – Georgia since February 2011. Pursuant to the Newman Employment Agreement, Mr. Newman received an initial base annual compensation of $95,000 per year, subject to annual review by the Board of Directors. Mr. Newman also received a $5,000 signing bonus. Effective as of May 1, 2020, Mr. Newman’s annual compensation was changed to $108,000. The Newman Employment Agreement had a term of five years and entitled Mr. Newman to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company. Effective October 31, 2021, Mr. Newman resigned his employment with the Company.

As of October 3, 2021, the Company has not adopted any deferred compensation plans. Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause ($116,667 in aggregate) or (ii) in the event of a change in control of the Company ($381,667 in aggregate), as well as disability and death payment provisions ($95,000 in aggregate).

NOTE 8. INCOME TAXES

For the years ended October 3, 2021 and September 27, 2020, the Company reported a pre-tax profit of $3.68 million and $3.69 million, respectively. The Company’s provision for income taxes consists of the following:

	For the year ended
	October 3, 2021	September 27, 2020
Federal	$688,300	$740,800
State	193,700	185,600
Total tax provision	$882,000	$926,400

The Company’s provision for Federal income tax consists of the following:

	For the year ended
	October 3, 2021	September 27, 2020
Provision at statutory rate	$772,915	$775,716
State tax benefit	(40,677)	(38,976)
PPP loan forgiveness benefit	(39,897)	-
Other	(4,041)	4,060
Net provision for Federal income taxes	$688,300	$740,800

For the fiscal years ended October 3, 2021 and September 27, 2020, the Company recorded a provision for State of Georgia income taxes of $193,700 and $185,600, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 3, 2021

NOTE 9. COMMITMENTS AND CONTINGENCIES

On February 17, 2021, two children of James Meikle, the Company’s former President and Chief Operating Officer, filed a Complaint in the Eighth Judicial District Court, Clark County, Nevada (case no. A-21-829563-C), alleging the Company was obligated under Mr. Meikle’s Employment Agreement to purchase at least $540,000 of life insurance for Mr. Meikle, who passed away on November 28, 2018. The Complaint seeks damages of $540,000, as well as interest and expenses. The Company denies it was obligated to purchase such life insurance and has raised other issues it believes are adverse to this claim. The Company is vigorously opposing this claim.

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

The following tables present financial information regarding each of the Company’s reportable segments:

	For the year ended
	October 3, 2021	September 27, 2020
Total net sales:
Georgia	$8,067,808	$6,878,994
Missouri	1,792,112	1,449,781
Texas	2,002,571	1,178,489
Consolidated	$11,862,491	$9,507,264

Income (loss) before income taxes:
Georgia	$4,517,649	$4,113,926
Missouri	202,597	84,836
Texas	(62,922)	433,916
Segment total	4,657,324	4,632,678
Corporate	(896,136)	(783,671)
Other income, net	65,314	27,788
Gain on extinguishment of debt	189,988	-
Interest expense	(335,944)	(182,926)
Consolidated	$3,680,546	$3,693,869

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 3, 2021

NOTE 10. BUSINESS SEGMENTS (CONTINUED)

	For the year ended
	October 3, 2021	September 27, 2020
Depreciation and amortization:
Georgia	$273,900	$258,779
Missouri	223,338	238,560
Texas	206,778	78,800
Corporate	30,351	12,120
Consolidated	$734,367	$588,259

Capital expenditures
Georgia	$513,676	$193,116
Missouri	251,236	190,928
Texas	223,989	141,365
Consolidated	$988,901	$525,409

	As of
	October 3, 2021	September 27, 2020
Total assets:
Georgia	$9,785,396	$8,352,457
Missouri	3,388,808	3,120,166
Texas	7,554,842	7,919,577
Corporate	252,930	130,083
Consolidated	$20,981,976	$19,522,283

NOTE 11. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to October 3, 2021 to the date these financial statements were issued and has determined that no material subsequent events have occurred from the date of these consolidated financial statements through the date of filing.

