Form 10-Q
period 2022-01-02
PARKS AMERICA, INC
filed 2022-02-10
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2022

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

Large accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 7, 2022, the issuer had 75,124,087 outstanding shares of Common Stock.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PRKA	OTCPink

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of January 2, 2022 and October 3, 2021

	January 2, 2022	October 3, 2021
ASSETS
Cash	$5,875,181	$6,654,348
Accounts receivable	6,810	4,469
Inventory	460,691	314,103
Prepaid expenses	324,173	175,248
Total current assets	6,666,855	7,148,168

Property and equipment, net	13,904,735	13,806,868
Right of use asset, net	309,661	-
Intangible assets, net	10,691	10,966
Other assets	15,974	15,974
Total assets	$20,907,916	$20,981,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$304,845	$221,414
Other current liabilities	662,148	531,347
Current portion of finance lease obligation	155,836	-
Current portion of long-term debt, net	707,639	699,483
Total current liabilities	1,830,468	1,452,244

Long-term portion of finance lease obligation	149,804	-
Long-term debt, net	4,780,032	4,960,180
Total liabilities	6,760,304	6,412,424

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 75,124,087 and 75,124,087 shares issued and outstanding, respectively	75,124	75,124
Capital in excess of par	4,934,212	4,934,212
Treasury stock	(3,250)	(3,250)
Retained earnings	9,141,526	9,563,466
Total stockholders’ equity	14,147,612	14,569,552
Total liabilities and stockholders’ equity	$20,907,916	$20,981,976

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended January 2, 2022 and January 3, 2021

	For the three months ended
	January 2, 2022	January 3, 2021
Net sales	$1,942,051	$2,155,475
Sale of animals	2,707	71,724
Total net sales	1,944,758	2,227,199

Cost of sales	283,036	259,995
Selling, general and administrative	1,976,797	1,399,845
Depreciation and amortization	193,075	167,200
(Gain) loss on disposal of operating assets	(18,000)	4,675
(Loss) income from operations	(490,150)	395,484

Other income, net	26,906	14,564
Interest expense	(68,896)	(91,413)
(Loss) income before income taxes	(532,140)	318,635

Income tax (benefit) provision	(110,200)	90,700
Net (loss) income	$(421,940)	$227,935

(Loss) income per share - basic and diluted	$(0.01)	$0.00

Weighted average shares outstanding (in 000’s) - basic and diluted	75,124	75,021

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended January 2, 2022 and January 3, 2021

			Capital in Excess	Treasury	Retained
	Shares	Amount	of Par	Stock	Earnings	Total
Balance at October 3, 2021	75,124,087	$75,124	$4,934,212	$(3,250)	$9,563,466	$14,569,552
Net loss for the three months ended January 2, 2022	-	-	-	-	(421,940)	(421,940)
Balance at January 2, 2022	75,124,087	$75,124	$4,934,212	$(3,250)	$9,141,526	$14,147,612

			Capital in Excess	Treasury	Retained
	Shares	Amount	of Par	Stock	Earnings	Total
Balance at September 27, 2020	75,021,537	$75,021	$4,889,316	$(3,250)	$6,764,920	$11,726,007
Net income for the three months ended January 3, 2021	-	-	-	-	227,935	227,935
Balance at January 3, 2021	75,021,537	$75,021	$4,889,316	$(3,250)	$6,992,855	$11,953,942

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended January 2, 2022 and January 3, 2021

	For the three months ended
	January 2, 2022	January 3, 2021
OPERATING ACTIVITIES:
Net (loss) income	$(421,940)	$227,935
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	193,075	167,200
Amortization of right of use asset	154,831	-
Interest expense - debt financing cost amortization	1,472	1,978
Interest expense - financing lease	2,011	-
Interest expense - loan discount amortization	-	4,640
(Gain) loss on disposal of assets	(18,000)	4,675
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(2,341)	-
(Increase) decrease in inventory	(146,588)	(98,740)
(Increase) decrease in prepaid expenses	(148,925)	(46,838)
Increase (decrease) in accounts payable	83,431	(33,043)
Increase (decrease) in other current liabilities	130,801	165,549
Net cash (used in) provided by operating activities	(172,173)	393,356

INVESTING ACTIVITIES:
Acquisition of property and equipment	(290,667)	(245,365)
Proceeds from the disposition of property and equipment	18,000	15,434
Net cash used in investing activities	(272,667)	(229,931)

FINANCING ACTIVITIES:
Payments on 2020 Term Loan	(111,742)	-
Payments on 2021 Term Loan	(61,722)	-
Principal payments on finance lease obligation	(160,863)	-
Payments on 2018 Term Loan	-	(53,519)
Net cash used in financing activities	(334,327)	(53,519)

Net (decrease) increase in cash	(779,167)	109,906
Cash at beginning of period	6,654,348	5,505,716
Cash at end of period	$5,875,181	$5,615,622

Supplemental Cash Flow Information:
Cash paid for interest	$67,623	$99,743
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Noncash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$464,492	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 2, 2022

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

The rapid acceleration of the COVID-19 pandemic in the United States occurred at the beginning of the Company’s 2020 fiscal year annual high season. Effective April 3, 2020, the Company’s Georgia and Missouri Parks were closed as a result of shelter-in-place mandates. Also note that prior to the acquisition of the Texas Park, its operations were suspended for the majority of April 2020 due to a shelter-in-place. In compliance with respective state issued guidelines, the Georgia Park and the Texas Park each reopened on May 1, 2020, and the Missouri Park reopened on May 4, 2020. Subsequent to reopening, attendance levels were strong at each of the Company’s three Parks for the balance of its 2020 fiscal year, which continued throughout its 2021 fiscal year in comparison to comparable pre-COVID-19 periods. While attendance based net sales remain strong versus the comparable pre-COVID-19 periods, the Company experienced a decline in attendance based net sales and attendance for the last 22 weeks of its 2021 fiscal year and for the first 17 weeks of its 2022 fiscal year, in comparison to comparable prior year periods, respectively.

While the Company has experienced attendance gains and strong cash flow since the beginning of the COVID-19 pandemic, there may be longer-term negative impacts to the Company’s business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts may include changes in customer behavior and preferences causing significant volatility or reductions in Park attendance, increases in operating expenses to comply with additional hygiene-related protocols, limitations in the Company’s ability to recruit and maintain staffing, limitations on the Company’s employees ability to work and travel, and significant changes in the economic or political conditions in the areas the Company’s Parks are located. Despite the Company’s efforts to manage these potential impacts, the ultimate impact may be material, and will depend on a number of factors beyond its control, including the duration and severity of the COVID-19 pandemic and actions by governmental authorities taken to contain its spread and mitigate its public health effects. There is also the potential for attendance levels at the Company’s Parks to moderate or decline as alternative entertainment venues reopen to full capacity once the COVID-19 pandemic has run its course or vaccines are widely adopted and proven effective.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 2, 2022

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months ended January 2, 2022 and January 3, 2021 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. Interim results are not necessarily indicative of the results for a full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2021.

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2022 fiscal year, October 2 will be the closest Sunday, and for the 2021 fiscal year, October 3 was the closest Sunday. The 2022 fiscal year will be comprised of 52-weeks, while the 2021 fiscal year was comprised of 53-weeks. This fiscal calendar aligns the Company’s fiscal periods closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had $6,810 and $4,469 of accounts receivable as of January 2, 2022 and October 3, 2021, respectively.

Inventory: Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The gross profit method is used to determine the change in gift shop inventory for interim periods. Inventories are reviewed and reconciled annually, because inventory levels turn over rapidly. The Company had inventory of $460,691 and $314,103 as of January 2, 2022 and October 3, 2021, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 2, 2022

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	January 2, 2022	October 3, 2021	Depreciable Lives
Land	$6,389,470	$6,389,470	not applicable
Mineral rights	276,000	276,000	25 years
Ground improvements	2,637,050	2,637,050	7-25 years
Buildings and structures	3,827,827	3,827,827	10-39 years
Animal shelters and habitats	2,282,575	2,282,575	10-39 years
Park animals	1,143,133	1,143,133	5-25 years
Equipment - concession and related	349,849	349,849	3-15 years
Equipment and vehicles - yard and field	607,347	607,347	3-15 years
Vehicles - buses and rental	213,951	213,951	3-5 years
Rides and entertainment	185,287	228,009	5-7 years
Furniture and fixtures	28,694	28,694	5-10 years
Projects in process	417,423	126,755
Property and equipment, cost	18,358,606	18,110,660
Less accumulated depreciation	(4,453,871)	(4,303,792)
Property and equipment, net	$13,904,735	$13,806,868

Depreciation expense for the three months ended January 2, 2022 and January 3, 2021 totaled $193,075 and $167,200, respectively.

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

Other Current Liabilities: The following is a breakdown of other current liabilities:

	January 2, 2022	October 3, 2021
Deferred revenue	$257,830	$242,318
Accrued wages and payroll taxes	241,904	81,160
Accrued sales taxes	55,124	64,396
Accrued property taxes	13,849	47,517
Other accrued liabilities	93,441	95,956
Other current liabilities	$662,148	$531,347

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

January 2, 2022

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

Deferred revenues from advance online admission tickets were $257,830 and $242,318 as of January 2, 2022 and October 3, 2021, respectively, and are included within Other Current Liabilities in the accompanying consolidated balance sheets.

Advertising and Marketing Costs: The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the three months ended January 2, 2022 and January 3, 2021 totaled $306,471 and $212,145, respectively.

Leases: The Company determines if an arrangement contains a lease at inception and accounts for all leases in accordance with ASC 842, Leases. If an arrangement contains a lease, the Company performs a classification test to determine if the lease is an operating lease or a financing lease. Right of use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right of use assets are valued at the initial measurement of the lease liability, plus any indirect costs or rent prepayments, and reduced by any lease incentives and any deferred lease payments. Right of use assets are amortized over the lease term. Lease liabilities are recognized on the commencement date of the lease based on the present value of the future lease payments over the lease term. The discount rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate, unless the rate implicit in the lease is readily determinable. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the life of the lease, unless management believes there is an alternative systematic basis which better represents the pattern which the Company will consume the economic benefits thereof and is included within general and administrative expenses. As a practical expedient, a relief provided in the accounting standard to simplify compliance, the Company does not recognize right-of-use assets and lease liabilities for leases with an original term of one year or less. Any non-lease components are not included within the lease right-of-use asset and lease liability, are reflected as an expense in the period incurred.

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

January 2, 2022

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company follows the guidance in FASB ASC 740 with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of January 2, 2022 or October 3, 2021.

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

Recent Accounting Pronouncements:

Credit Losses – Financial Instruments

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), which changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held, replacing the existing incurred loss model. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures, however, it is not anticipated to be material.

Except as noted, the Company does not expect recently issued accounting standards or interpretations to have a material impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 2, 2022

NOTE 3. LONG-TERM DEBT

On June 18, 2021, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2021 Refinancing”) with Synovus Bank (“Synovus”). The 2021 Refinancing included a term loan in the original principal amount of $1.95 million (the “2021 Term Loan”). The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was $1.83 million as of January 2, 2022.

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

On April 27, 2020, the Company acquired Aggieland Wild Animal – Texas, see “NOTE 3. ACQUISITION”, financing the transaction with the 2020 Term Loan from First Financial and the Aggieland Seller Note. The 2020 Term Loan in the original principal amount of $5.0 million from First Financial is secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, and required interest only monthly payments through April 2021. The 2020 Term Loan requires monthly payments of $53,213 beginning in May 2021. The Company paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the incremental proceeds of the 2021 Term Loan, combined with additional funds, to paydown $1.0 million against the 2020 Term Loan, which had an outstanding balance of $3.71 million as of January 2, 2022. The Company is in compliance with the liquidity and annual debt coverage ratio financial covenants of the 2020 Term Loan.

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

As a result of the initial negative economic impacts and uncertainties caused by the COVID-19 pandemic, Wild Animal – Georgia and Wild Animal – Missouri each applied for Paycheck Protection Program (“PPP”) loans. On April 14, 2020 and April 16, 2020, the Company received two unsecured PPP loans totaling $188,087. The PPP was established under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of the PPP loans was two years, with an interest rate of 1.0% per annum. All payments were deferred for the first twelve months of these PPP loans, with accrued interest being added 1 to the principal during the payment deferral period. Under the terms of the CARES Act, some or all the PPP loan proceeds were eligible to be forgiven, based on use for specified purposes, subject to limitations and ongoing rulemaking by the SBA. The Company applied for forgiveness of the full amount of both the Wild Animal – Georgia and Wild Animal – Missouri PPP loans in March 2021. Effective March 29, 2021, the SBA approved the Forgiveness Application for Wild Animal – Georgia, resulting in a gain on extinguishment of debt totaling $125,371 during the three month period ended April 4, 2021. Effective May 25, 2021, the SBA approved the Forgiveness Application for Wild Animal – Missouri, resulting in a gain on extinguishment of debt totaling $64,617 during the three month period ended July 4, 2021.

Interest expense of $68,896 and $91,413 for the three month periods ended January 2, 2022 and January 3, 2021, respectively, includes $1,472 and $1,978, respectively, of debt closing costs amortization in each period. In addition, interest expense for the three months ended January 2, 2022 including financial lease cost amortization of $2,011 and interest expense for the three month periods ended January 3, 2021 includes $4,640 of loan discount amortization.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 2, 2022

NOTE 3. LONG-TERM DEBT (CONTINUED)

The following table represents the aggregate of the Company’s outstanding long-term debt:

	As of
	January 2, 2022	October 3, 2021
Loan principal outstanding	$5,542,001	$5,715,466
Less: unamortized debt financing costs	(54,330)	(55,803)
Gross long-term debt	5,487,671	5,659,663
Less current portion of long-term debt, net of unamortized costs and discount	(707,639)	(699,483)
Long-term debt	$4,780,032	$4,960,180

As of January 2, 2022, the scheduled future principal maturities of the Company’s long-term debt by fiscal year are as follows:

2022	$531,897
2023	738,667
2024	773,565
2025	810,140
2026	848,476
thereafter	1,839,256
Total	$5,542,001

NOTE 4. LINE OF CREDIT

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

NOTE 5. FINANCE LEASE

In October 2021, the Company entered into a financing lease for certain property related to a Christmas Lights drive through display at its Missouri Park. Future minimum lease payments, by year, with the present value of such payments as of January 2, 2022, are shown in the following table:

2023	$160,863
2024	160,863
Total minimum lease payments	321,726
Less amount representing interest	(16,086)
Present value of minimum lease payments	305,640
Less current portion	(155,836)
Long-term portion of finance lease obligation	$149,804

The property under the finance lease at January 2, 2022 is included in the accompanying balance as follows:

Christmas Light Display	464,492
Less accumulated amortization	(154,831)
Right of use asset, net	$309,661

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 2, 2022

NOTE 5. FINANCE LEASE (CONTINUED)

The right of use asset for this equipment is being amortized over the three-year term of the lease, on a systematic basis which management believes best represent the pattern in which the Company will consume the economic benefits thereof. As such, the full annual amortization expense has been and will be recognized during the first three months of the Company’s fiscal year. The weighted-average remaining lease term is 24 months, and the weighted average discount rate is 3.75%. The lease also includes full-service installation, maintenance, removal and storage of the right of use asset, with an annual cost of $63,070, which is being treated as a period expense.

The Company has the right to purchase the right of use asset during and at the end of the lease period, as follows:

Current	$357,228
After 2023 display	196,365
After 2024 display	35,502

NOTE 6. STOCKHOLDERS’ EQUITY

Shares of common stock issued for service to the Company are valued based on market price on the date of the award.

On December 13, 2021, the Company declared its annual compensation award to seven Directors for their service on the Board of Directors. Five Directors were awarded $10,000 each, two Directors were $2,222 each, and two Directors received a total of $7,500 for serving as committee chairpersons and as a non-employee officer, to be paid all in shares of the Company’s common stock, all in cash or a combination thereof, at each Director’s election. Five Directors elected to receive all shares, one Director elected to receive 60% in shares and 40% in cash, and one Director elected all cash. Based on the closing stock price of $0.553 per share on December 13, 2021, a total of 84,888 shares are expected to be distributed in February 2022. The total compensation award cost of $61,944 was reported as an expense in the three month period ended January 2, 2022.

On December 13, 2021, the Company awarded a non-Director officer $10,000 to be paid in the Company’s common stock, totaling 18,083 shares based on the closing stock price of $0.533 per share on December 13, 2021, which are expected to be distributed in February 2022 and $10,000 of compensation expense was reported in the three month period ended January 2, 2022

On December 18, 2020, the Company declared its annual compensation award to six Directors for their service on the Board of Directors. Each Director was awarded $10,000, to be paid all in shares of the Company’s common stock, all in cash or a combination thereof, at each Director’s election. Four Directors elected to receive all shares, one Director elected to receive 50% in shares and 50% in cash, and one Director elected all cash. Based on the closing stock price of $0.4388 per share on December 18, 2020, a total of 102,550 shares were distributed on January 11, 2021. The total compensation award cost of $60,000 was reported as an expense in the three month period ended January 3, 2021.

Officers, Directors and their controlled entities own approximately 52.8% of the outstanding common stock of the Company as of January 2, 2022.

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

Effective as of January 1, 2022, the Company and Todd R. White, the Company’s Chief Financial Officer, entered into an employment agreement (the “2022 White Employment Agreement”). Pursuant to the 2022 White Employment Agreement, Mr. White receives an initial base annual compensation in the amount of $90,000 per year, subject to annual review by the Board of Directors. The 2022 White Employment Agreement has a term of two years and entitles Mr. White to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 2, 2022

NOTE 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

Effective as of May 1, 2018, the Company entered into an employment agreement with Michael D. Newman (the “Newman Employment Agreement”) to serve as the Company’s Vice President of Safari Operations. Mr. Newman had been the general manager of Wild Animal – Georgia since February 2011. Pursuant to the Newman Employment Agreement, Mr. Newman received an initial base annual compensation of $95,000 per year, subject to annual review by the Board of Directors. Mr. Newman also received a $5,000 signing bonus. Effective as of May 1, 2020, Mr. Newman’s annual compensation was changed to $108,000. The Newman Employment Agreement had a term of five years. Effective October 31, 2021, Mr. Newman resigned his employment with the Company.

As of January 2, 2022, the Company has not adopted any deferred compensation plans. Two of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause ($91,667 in aggregate) or (ii) in the event of a change in control of the Company ($356,667 in aggregate), as well as disability and death payment provisions ($95,000 in aggregate).

NOTE 8. INCOME TAXES

For the three month period ended January 2, 2022, the Company reported pre-tax loss of $532,140. For the fiscal year ending October 2, 2022, the Company expects to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 26.4%. Based on the year-to-date mix of federal and state pre-tax loss, the Company recorded a net income tax benefit of $110,200 for the three month period ended January 2, 2022, comprised of a federal benefit of $112,000 and a State of Georgia expense of $1,800. The Company’s net income tax provision of $90,700 for the three month period ended January 3, 2021, comprised of a federal expense of $60,700 and a State of Georgia expense of $30,000.

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

January 2, 2022

NOTE 10. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended
	January 2, 2022	January 3, 2021
Total net sales:
Georgia	$1,308,440	$1,569,011
Missouri	270,102	220,028
Texas	366,216	438,160
Consolidated	$1,944,758	$2,227,199

Income (loss) before income taxes:
Georgia	$398,770	$861,697
Missouri	(405,909)	(130,467)
Texas	(130,405)	(18,945)
Segment total	(137,544)	712,285
Corporate	(352,606)	(316,801)
Other income, net	26,906	14,564
Interest expense	(68,896)	(91,413)
Consolidated	$(532,140)	$318,635

	As of
	January 2, 2022	October 3, 2021
Total assets:
Georgia	$9,584,245	$9,785,396
Missouri	3,313,837	3,388,808
Texas	7,626,899	7,554,842
Corporate	382,935	252,930
Consolidated	$20,907,916	$20,981,976

NOTE 11. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to January 2, 2022 to the date these financial statements were issued and has determined that no material subsequent events have occurred from the date of these unaudited consolidated financial statements through the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying unaudited consolidated financial statements and provides additional information on the Company’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our Annual Report on Form 10-K for the fiscal year ended October 3, 2021.

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

Our Parks are open year round, but experience increased seasonal attendance, typically beginning in the latter half of March through early September. As a result, our combined third and fourth quarter net sales have historically ranged from 68% to 72% of our annual attendance based net sales. For our 2021 fiscal year, the first full year including our Texas Park, combined third and fourth quarter net sales were approximately 60% of our annual attendance based net sales

Through our fiscal year ended October 3, 2021, our annual net sales, adjusted income before income taxes and net cash provided by operating activities have improved significantly over the past six fiscal years. These improvements are primarily attributable to a combination of increased attendance based revenues and operating cost controls. Our Georgia Park in particular has benefitted from several positive factors including strong management, the addition of online ticket sales in June 2015, growth and positive economic conditions in the greater Atlanta area, as well as positive guest perceptions of this Park. Strong results through our 2019 fiscal year and the resulting improvements in our financial position provided us with the resources to pursue and ultimately close the Aggieland Safari acquisition during our 2020 fiscal year.

The rapid acceleration of the COVID-19 pandemic in the United States occurred at the beginning of our 2020 fiscal year annual high season. Effective April 3, 2020, both our Georgia and Missouri Parks were closed as a result of shelter-in-place mandates. Also note that prior to the acquisition of our Texas Park, its operations were suspended for the majority of April 2020 due to a shelter-in-place mandate. In compliance with respective state issued guidelines, our Georgia Park and our Texas Park each reopened on May 1, 2020, and our Missouri Park reopened on May 4, 2020. Subsequent to reopening, attendance levels were strong at each of our three Parks for the balance of our 2020 fiscal year, which continued throughout our 2021 fiscal year in comparison to comparable pre-COVID-19 periods. While attendance based net sales remain strong versus the comparable pre-COVID-19 periods, we experienced a decline in attendance based net sales and attendance for the last 22 weeks of our 2021 fiscal year and for the first 17 weeks of our 2022 fiscal year, in comparison to comparable prior year periods, respectively.

We believe the increased attendance levels, relative to comparable pre-covid-19 periods, each of our Parks has experienced since reopening in early May 2020 reflects the principally outdoor nature of the family-friendly, wild animal education and entertainment experience provided at each of our Parks. The experience offered at each of our Parks is particularly attractive during the COVID-19 pandemic as potential guests are seeking outdoor entertainment options. While we have seen many repeat customers since reopening in early May 2020, we also experienced an increase in first time visitors seeking an outdoor entertainment alternative. We believe this has increased the local and regional awareness for each of our Parks, which we believe will have positive longer-term ramifications for our business.

While we have experienced attendance gains and strong cash flow since the beginning of the COVID-19 pandemic, there remains the possibility of longer-term negative impacts to our business, results of operations and cash flows, and financial condition, as a result of the COVID-19 pandemic. These negative impacts may include changes in customer behavior and preferences causing significant volatility or reductions in attendance at one or more of our Parks, increases in operating expenses to comply with additional hygiene-related protocols, limitations in our ability to recruit and maintain staffing, limitations on our employees ability to work and travel, and significant changes in the economic or political conditions in the areas our Parks are located. Despite our efforts to manage these potential impacts, the ultimate impact may be material, and will depend on a number of factors beyond our control, including the duration and severity of the COVID-19 pandemic, the outbreak of new variants of the COVID-19 virus, and actions by governmental authorities taken to contain its spread and mitigate its public health effects. There is also the potential for attendance levels at our Parks to moderate or decline as alternative entertainment venues reopen to full capacity once the COVID-19 pandemic has run its course or vaccines are widely adopted and proven effective.

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

Strong growth in our annual operating cash flow over the past six fiscal years has provided us with incremental cash flow, and provided us with the financial strength to complete the Aggieland Safari acquisition and to significantly increase our planned capital investment spending during our 2022 fiscal year. However, our current size and operating model leave us little room for error. Any future capital raised by us is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, us may not be sufficient to fund our capital and liquidity needs for the near-term.

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

Results of Operations for the Three Month Period Ended January 2, 2022 as Compared to Three Month Period Ended January 3, 2021

Our 2022 fiscal year will be comprised of 52-weeks, compared to our 2021 fiscal year which was comprised of 53-weeks. The extra week in our 2021 fiscal year occurred in the three months ended January 3, 2021. As such, attendance based sales analyses will be include comparable 13-week sales comparisons, in addition to reported sales comparisons.

The following table shows our consolidated and segment operating results for the three month periods ended January 2, 2022 and January 3, 2021:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021
Total net sales	$1,308,440	$1,569,011	$270,102	$220,028	$366,216	$438,160	$1,944,758	$2,227,199
Segment income (loss) from operations	398,770	861,697	(405,909)	(130,467)	(130,405)	(18,945)	(137,544)	712,285
Segment operating margin %	30.5%	54.9%	-150.3%	-59.3%	-35.6%	-4.3%	-7.1%	32.0%

Corporate expenses							(352,606)	(316,801)
Other income, net							26,906	14,564
Interest expense							(68,896)	(91,413)
(Loss) income before income taxes							$(532,140)	$318,635

Total Net Sales

Our total net sales for the three month period ended January 2, 2022 were $1.94 million, a decrease of $282,441 versus the three month period ended January 3, 2021. Our Parks’ combined attendance based net sales decreased by $213,424 or 9.9%, and animal sales decreased by $69,017. On a comparable 13-week basis, our attendance based net sales decreased by $16,819 or 0.9%.

Our Georgia Park’s attendance based net sales decreased by $216,136 or 14.2%, to $1.31 million, while animal sales decreased by $44,435. Our Missouri Park’s attendance based net sales increased by $54,217 or 25.4%, to $267,395, while animal sales decreased by $4,143. Our Texas Park’s attendance based net sales decreased by $51,505 or 12.3%, to $366,216, while animal sales decreased by $20,439.

On a comparable 13-week basis, our Georgia Park’s attendance based net sales decreased by $83,585 or 6.0%, our Missouri Park’s attendance based net sales increased by $79,336 or 42.2%, and our Texas Park’s attendance based net sales decreased by $12,570 or 3.3%.

For the three month period ended January 2, 2022, paid attendance at our Missouri Park increased by approximately 9.1%, while paid attendance at our Georgia Park and our Texas Park decreased by approximately 27.0% and 9.9%, respectively. On a comparable 13-week basis, paid attendance at our Missouri Park increased by approximately 23.6%, while paid attendance at our Georgia Park and our Texas Park decreased by approximately 19.9% and 1.7%, respectively.

Segment Operating Margin

Our consolidated segment loss from operations was $137,544 for the three month period ended January 2, 2022, a net decrease of $849,829, compared to consolidated segment income from operations of $712,285 million for the three month period ended January 3, 2021. Our Georgia Park generated segment operating income of $398,770, a decrease of $462,927, primarily attributable to lower attendance based net sales and lower animal sales, as well as higher compensation, advertising, insurance and general operating expenses. Our Missouri Park generated a segment operating loss of $405,909, an increase of $275,442, primarily attributable to higher special event spending, as well as higher compensation and advertising expenses, and higher cost of sales, partially offset by higher attendance based net sales. Our Texas Park generated a segment operating loss of $130,405, an increase of $111,460, primarily attributable to lower attendance based net sales and lower animal sales, as well as higher advertising and general operating expenses, partially offset by lower compensation expense.

Corporate Expenses

Corporate spending increased by $35,805 to $352,606 during the three month period ended January 2, 2022, primarily due to higher compensation expense.

Other Income, Net

Other income, net increased by $12,342, to $26,906, primarily attributable to higher mineral rights royalty income for our Texas Park.

Interest Expense

Interest expense for the three month period ended January 2, 2022 decreased by $22,517, to $68,896, primarily as a result of the lower interest rate associated with the June 2021 refinancing of our Synovus Bank (“Synovus”) term loan and scheduled principal payments on our term loans over the trailing 12 month period, as well as the retirement of the Aggieland Seller Note in June 2021.

Income Taxes

For the three month period ended January 2, 2022, we reported a pre-tax loss of $532,140. For the fiscal year ending October 2, 2022 we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 26.4%. Based on the year-to-date mix of federal and state pre-tax loss, we recorded a net income tax benefit of $110,200 for the three month period ended January 2, 2022.

Net Income and Income Per Share

For the three month period ended January 2, 2022, we reported a net loss of $421,940 or $0.01 per basic share and per fully diluted share, compared to a net income of $227,935 or $0.00 per basic share and per fully diluted share, for the three month period ended January 3, 2021, resulting in a net decrease of $649,875. The net decrease in our net income is attributable to a $462,927 decrease in segment income for our Georgia Park, a $275,442 increase in the segment loss for our Missouri Park, a $111,460 increase in the segment loss for our Missouri Park, and a $35,805 increase in Corporate spending, partially offset by an increase of $12,342 in other income, a $22,517 decrease in interest expense, as well as a $200,900 net decrease in our income tax provision.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Historically, our slow season starts after Labor Day in September and runs until Spring Break, which typically begins toward the middle to end of March. The first and second quarters of our fiscal year have historically generated negative cash flow, requiring us to use cash generated from prior fiscal years, as well as borrowing on a seasonal basis, to fund operations and prepare our Parks for the busy season during the third and fourth quarters of our fiscal year. As a result of our improved cash position, during our 2021 fiscal year we did not utilize any seasonal borrowing, nor do we anticipate using any seasonal borrowing during our 2022 fiscal year.

On June 18, 2021, we entered a new $1.95 million, seven-year term loan (the “2021 Term Loan”) with Synovus Bank (“Synovus”), at an annual interest rate of 3.75%. The 2021 Term Loan replaced our 2018 borrowing facility with Synovus Bank, which included a term loan in the original principal amount of $1.60 million at 5.0% per annum and a $350,000 line of credit at 4.75% per annum. After paying off the balance outstanding on the 2018 Term Loan, the net additional borrowings on the 2021 Term Loan were $930,222 and the line of credit was not renewed. Combined with available cash, we used the incremental proceeds from the 2021 Term Loan to paydown $1.0 million of the 2020 Term Loan used to finance our Texas Park acquisition, which has a 5.0% annual interest rate. Overall, we estimate this refinancing will generate approximately $24,375 in annual interest savings.

Our working capital was $4.84 million as of January 2, 2022, compared to $5.70 million as of October 3, 2021. This decrease in working capital primarily relates to cash flow used in operating activities, as well as capital investments and scheduled term loan payments during the three month period ended January 2, 2022.

Total loan debt, including current maturities, as of January 2, 2022 was $5.79 million compared to $5.66 million as of October 3, 2021. The increase in total loan debt is attributable a financing lease obligation, partially offset by to scheduled term loan payments.

As of January 2, 2022, we had equity of $14.15 million and total loan debt of $5.79 million, resulting in a debt to equity ratio of 0.41 to 1.0 compared to 0.39 to 1.0 as of October 3, 2021.

Operating Activities

Net cash used in operating activities was $172,173 for the three month period ended January 2, 2022, compared to net cash provided by operating activities of $393,356 for the three month period ended January 3, 2021, resulting in a net decrease of $565,529, primarily due to lower net income and higher net working capital uses.

Investing Activities

Net cash used in investing activities was $272,667 for the three month period ended January 2, 2022, compared to $229,931 for the three month period ended January 3, 2021. Our capital spending for the three month period ended January 2, 2022 was $290,667, compared to $245,365 for the three month period ended January 3, 2021.

Financing Activities

Net cash used in financing activities was $334,327 for the three month period ended January 2, 2022, compared to $53,519 for the three month period ended January 3, 2021, resulting in a net increase of $280,808, primarily due to higher scheduled term loan principal payments and payments on a financing lease obligation.

Subsequent Events

None

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Quarterly Report. Our significant accounting policies are set forth in “NOTE 2. SIGNIFICANT ACCOUNTING POLICIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report, which should be reviewed as they are integral to understanding results of operations and financial position. The Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended October 3, 2021 includes additional information about us, and our operations, financial condition, critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended January 2, 2022 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should read the MD&A together with our unaudited consolidated financial statements and related notes, each included elsewhere in this Quarterly Report, in conjunction with the Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended October 3, 2021. Some of the information contained in the MD&A or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	Employment Agreement with Todd R. White dated January 1, 2022

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

PARKS! AMERICA, INC.

February 10, 2022	By:	/s/ Dale Van Voorhis
Dale Van Voorhis
Chief Executive Officer
(Principal Executive Officer)

