Form 10-Q
period 2022-04-03
PARKS AMERICA, INC
filed 2022-05-11
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2022

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

As of May 9, 2022, the issuer had 75,227,058 outstanding shares of Common Stock.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PRKA	OTCPink

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of April 3, 2022 and October 3, 2021

	April 3, 2022	October 3, 2021
ASSETS
Cash	$4,674,618	$6,654,348
Accounts receivable	10,930	4,469
Inventory	562,291	314,103
Prepaid expenses	446,935	175,248
Total current assets	5,694,774	7,148,168

Property and equipment, net	14,585,942	13,806,868
Right of use asset, net	309,661	-
Intangible assets, net	10,416	10,966
Other assets	15,974	15,974
Total assets	$20,616,767	$20,981,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$293,096	$221,414
Other current liabilities	549,188	531,347
Current portion of finance lease obligation	157,344	-
Current portion of long-term debt, net	715,799	699,483
Total current liabilities	1,715,427	1,452,244

Long-term portion of finance lease obligation	151,312	-
Long-term debt, net	4,597,203	4,960,180
Total liabilities	6,463,942	6,412,424

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 75,227,058 and 75,124,087 shares issued and outstanding, respectively	75,227	75,124
Capital in excess of par	4,987,762	4,934,212
Treasury stock	-	(3,250)
Retained earnings	9,089,836	9,563,466
Total stockholders’ equity	14,152,825	14,569,552
Total liabilities and stockholders’ equity	$20,616,767	$20,981,976

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months and Six Months Ended April 3, 2022 and April 4, 2021

	For the three months ended		For the six months ended
	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
Net sales	$2,084,452	$2,471,733	$4,026,503	$4,627,208
Sale of animals	2,122	4,450	4,829	76,174
Total net sales	2,086,574	2,476,183	4,031,332	4,703,382

Cost of sales	342,641	309,852	625,677	569,847
Selling, general and administrative	1,556,859	1,337,649	3,533,656	2,737,494
Depreciation and amortization	192,575	172,807	385,650	340,007
(Gain) loss on disposal of operating assets	-	26,046	(18,000)	30,721
(Loss) income from operations	(5,501)	629,829	(495,651)	1,025,313

Other income, net	19,386	12,755	46,292	27,319
Gain on extinguishment of debt	-	125,371	-	125,371
Interest expense	(67,775)	(84,207)	(136,671)	(175,620)
(Loss) income before income taxes	(53,890)	683,748	(586,030)	1,002,383

Income tax (benefit) provision	(2,200)	145,700	(112,400)	236,400
Net (loss) income	$(51,690)	$538,048	$(473,630)	$765,983

(Loss) income per share - basic and diluted	$(0.00)	$0.01	$(0.01)	$0.01

Weighted average shares outstanding (in 000’s) - basic and diluted	75,168	75,112	75,146	75,065

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months and Six Months Ended April 3, 2022 and April 4, 2021

			Capital in	Treasury	Retained
	Shares	Amount	Excess of Par	Stock	Earnings	Total
Balance at October 3, 2021	75,124,087	$75,124	$4,934,212	$(3,250)	$9,563,466	$14,569,552
Net loss for the three months ended January 2, 2022	-	-	-	-	(421,940)	(421,940)
Balance at January 2, 2022	75,124,087	$75,124	$4,934,212	$(3,250)	$9,141,526	$14,147,612
Issuance of common stock to Directors
Directors and Officer	102,971	103	56,800	-	-	56,903
Retirement of Treasury Stock	-	-	(3,250)	3,250	-	-
Net loss for the three months ended April 3, 2022	-	-	-	-	(51,690)	(51,690)
Balance at April 3, 2022	75,227,058	$75,227	$4,987,762	$-	$9,089,836	$14,152,825

			Capital in	Treasury	Retained
	Shares	Amount	Excess of Par	Stock	Earnings	Total
Balance at September 27, 2020	75,021,537	$75,021	$4,889,316	$(3,250)	$6,764,920	$11,726,007
Net income for the three months ended January 3, 2021	-	-	-	-	227,935	227,935
Balance at January 3, 2021	75,021,537	$75,021	$4,889,316	$(3,250)	$6,992,855	$11,953,942
Issuance of common stock to Directors	102,550	103	44,896	-	-	44,999
Net income for the three months ended April 4, 2021	-	-	-	-	538,048	538,048
Balance at April 4, 2021	75,124,087	$75,124	$4,934,212	$(3,250)	$7,530,903	$12,536,989

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended April 3, 2022 and April 4, 2021

	For the six months ended
	April 3, 2022	April 4, 2021
OPERATING ACTIVITIES:
Net (loss) income	$(473,630)	$765,983
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	385,650	340,007
Amortization of right of use asset	154,831	-
Interest expense - debt financing cost amortization	2,944	3,956
Interest expense - financing lease	5,027	-
Interest expense - loan discount amortization	-	9,279
Stock-based compensation	56,903	44,999
(Gain) loss on disposal of assets	(18,000)	30,721
Gain on extinguishment of debt	-	(125,371)
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(6,461)	-
(Increase) decrease in inventory	(248,188)	(143,780)
(Increase) decrease in prepaid expenses	(271,687)	30,730
Increase (decrease) in accounts payable	71,682	(37,796)
Increase (decrease) in other current liabilities	17,841	28,868
Net cash (used in) provided by operating activities	(323,088)	947,596

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,164,176)	(710,651)
Tradename registrations	-	(10,966)
Proceeds from the disposition of property and equipment	18,000	16,634
Net cash used in investing activities	(1,146,176)	(704,983)

FINANCING ACTIVITIES:
Payments on 2020 Term Loan	(225,392)	-
Payments on 2021 Term Loan	(124,211)	-
Principal payments on finance lease obligation	(160,863)	-
Payments on 2018 Term Loan	-	(107,686)
Net cash used in financing activities	(510,466)	(107,686)

Net (decrease) increase in cash	(1,979,730)	134,927
Cash at beginning of period	6,654,348	5,505,716
Cash at end of period	$4,674,618	$5,640,643

Supplemental Cash Flow Information:
Cash paid for interest	$133,576	$177,040
Cash paid for income taxes	$200,000	$276,750

Supplemental Disclosure of Noncash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$464,492	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 3, 2022

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

The Company’s Parks are open year round, but experience increased seasonal attendance, typically beginning in the latter half of March through early September. As a result, combined third and fourth quarter net sales have historically ranged from 68% to 72% of annual attendance based net sales. For the Company’s 2021 fiscal year, the first full year including the Texas Park, combined third and fourth quarter net sales were approximately 60% of annual attendance based net sales.

COVID-19

In March 2020, the World Health Organization characterized COVID-19, a disease caused by a novel strain of a coronavirus, as a pandemic. The rapid spread of COVID-19 resulted in governmental authorities throughout the United States implementing a variety of containment measures with the objective of slowing the spread of the virus, including travel restrictions, shelter-in-place orders and business shutdowns. The COVID-19 pandemic and these containment measures have had, and could continue to have, a material impact on the Company’s business.

The rapid acceleration of the COVID-19 pandemic in the United States occurred at the beginning of the Company’s 2020 fiscal year annual high season. Effective April 3, 2020, the Company’s Georgia and Missouri Parks were closed as a result of shelter-in-place mandates. Also note that prior to the acquisition of the Texas Park, its operations were suspended for the majority of April 2020 due to a shelter-in-place mandate. In compliance with respective state issued guidelines, the Georgia Park and the Texas Park each reopened on May 1, 2020, and the Missouri Park reopened on May 4, 2020. Subsequent to reopening, attendance levels increased significantly at each of the Company’s three Parks for the balance of its 2020 fiscal year, which continued throughout its 2021 fiscal year in comparison to comparable pre-COVID-19 periods. While attendance based net sales remain higher compared to comparable pre-COVID-19 periods, the Company experienced a decline in aggregate comparable year-over-year attendance based net sales and attendance for the last 22 weeks of its 2021 fiscal year and for the first 31 weeks of its 2022 fiscal year, respectively.

While the Company has experienced attendance gains and strong cash flow since the beginning of the COVID-19 pandemic, there may be longer-term negative impacts to the Company’s business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts may include changes in customer behavior and preferences causing significant volatility or reductions in attendance at one or more of our Parks, increases in operating expenses, limitations in the Company’s ability to recruit and maintain staffing, limitations on the Company’s employees ability to work and travel, and significant changes in the economic or political conditions in the areas the Company’s Parks are located. Despite the Company’s efforts to manage these potential impacts, the ultimate impact may be material, and may depend on a number factors beyond its control, including the duration and severity of the COVID-19 pandemic and actions by governmental authorities taken to contain its spread and mitigate its public health effects. There is also the potential for attendance levels at the Company’s Parks to moderate or decline as alternative entertainment venues reopen to full capacity once the COVID-19 pandemic has run its course or vaccines are widely adopted and proven effective.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 3, 2022

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months and six months ended April 3, 2022 and April 4, 2021 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. Interim results are not necessarily indicative of the results for a full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2021.

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

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had $10,930 and $4,469 of accounts receivable as of April 3, 2022 and October 3, 2021, respectively.

Inventory: Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The gross profit method is used to determine the change in gift shop inventory for interim periods. Inventories are reviewed and reconciled annually because inventory levels turn over rapidly. The Company had inventory of $562,291 and $314,103 as of April 3, 2022 and October 3, 2021, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 3, 2022

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	April 3, 2022	October 3, 2021	Depreciable Lives
Land	$6,389,470	$6,389,470	not applicable
Mineral rights	276,000	276,000	25 years
Ground improvements	2,688,454	2,637,050	7-25 years
Buildings and structures	3,912,226	3,827,827	10-39 years
Animal shelters and habitats	2,327,860	2,282,575	10-39 years
Park animals	1,175,383	1,143,133	5-25 years
Equipment - concession and related	359,229	349,849	3-15 years
Equipment and vehicles - yard and field	714,796	607,347	3-15 years
Vehicles - buses and rental	242,901	213,951	3-5 years
Rides and entertainment	217,557	228,009	5-75 years
Furniture and fixtures	28,694	28,694	5-10 years
Projects in process	899,543	126,755
Property and equipment, cost	19,232,113	18,110,660
Less accumulated depreciation	(4,646,171)	(4,303,792)
Property and equipment, net	$14,585,942	$13,806,868

Depreciation expense for the three months ended April 3, 2022 and April 4, 2021 totaled $192,575 and $172,807, respectively, and depreciation expense for the six months ended April 3, 2022 and April 4, 2021 totaled $385,650 and $340,007, respectively.

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

Other Current Liabilities: The following is a breakdown of other current liabilities:

	April 3, 2022	October 3, 2021
Deferred revenue	$254,651	$242,318
Accrued wages and payroll taxes	120,469	81,160
Accrued sales taxes	100,057	64,396
Accrued property taxes	14,923	47,517
Other accrued liabilities	59,088	95,956
Other current liabilities	$549,188	$531,347

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

April 3, 2022

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

Deferred revenues from advance online admission tickets were $254,651 and $242,318 as of April 3, 2022 and October 3, 2021, respectively, and are included within Other Current Liabilities in the accompanying consolidated balance sheets.

Advertising and Marketing Costs: The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the three months ended April 3, 2022 and April 4, 2021 totaled $261,764 and $234,290, respectively and advertising and marketing expense for the six months ended April 3, 2022 and April 4, 2021 totaled $568,235 and $446,435, respectively.

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

April 3, 2022

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company follows the guidance in FASB ASC 740 with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of April 3, 2022 or October 3, 2021.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 3, 2022

NOTE 3. LONG-TERM DEBT

On June 18, 2021, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2021 Refinancing”) with Synovus Bank (“Synovus”). The 2021 Refinancing included a term loan in the original principal amount of $1.95 million (the “2021 Term Loan”). The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was $1.77 million as of April 3, 2022.

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

On April 27, 2020, the Company, through its wholly owned subsidiary Aggieland-Parks, Inc., acquired Aggieland Wild Animal – Texas. The purchase price of $7.10 million was financed with a $5.0 million loan (the “2020 Term Loan”) from First Financial Bank, N.A. (“First Financial”), a seller note with a face value of $750,000 (the “Aggieland Seller Note”), and cash totaling $1.38 million. The 2020 Term Loan is secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, and required interest only monthly payments through April 2021. The 2020 Term Loan requires monthly payments of $53,213 beginning in May 2021. The Company paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the incremental proceeds of the 2021 Term Loan, combined with additional funds, to paydown $1.0 million against the 2020 Term Loan, which had an outstanding balance of $3.60 million as of April 3, 2022. The Company is in compliance with the liquidity and annual debt coverage ratio financial covenants of the 2020 Term Loan.

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

Interest expense of $67,775 and $84,207 for the three month periods ended April 3, 2022 and April 4, 2021, respectively, includes $1,472 and $1,978, respectively, of debt closing costs amortization in each period. Interest expense of $136,671 and $175,620 for the six month periods ended April 3, 2022 and April 4, 2021, respectively, includes $2,944 and $3,956, respectively, of debt closing costs amortization in each period. Interest expense for the three months and six months ended April 3, 2022 also includes financial lease cost amortization of $3,016 and $5,027, respectively. Interest expense for the three month and six month periods ended April 4, 2021 also includes loan discount amortization of $4,639 and $9,279, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 3, 2022

NOTE 3. LONG-TERM DEBT (CONTINUED)

The following table represents the aggregate of the Company’s outstanding long-term debt:

	As of
	April 3, 2022	October 3, 2021
Loan principal outstanding	$5,365,862	$5,715,466
Less: unamortized debt financing costs	(52,860)	(55,803)
Net long-term debt	5,313,002	5,659,663
Less current portion of long-term debt, net of unamortized costs and discount	(715,799)	(699,483)
Long-term debt	$4,597,203	$4,960,180

As of April 3, 2022, the scheduled future principal maturities of the Company’s long-term debt by fiscal year are as follows:

2022	$355,748
2023	738,667
2024	773,564
2025	810,140
2026	848,476
thereafter	1,839,267
Total	$5,365,862

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

NOTE 5. FINANCE LEASE

In October 2021, the Company entered into a financing lease for certain property related to a Christmas Lights drive through display at its Missouri Park. Future minimum lease payments, by fiscal year, with the present value of such payments as of April 3, 2022, are shown in the following table:

2023	$160,863
2024	160,863
Total minimum lease payments	321,726
Less amount representing interest	(13,070)
Present value of minimum lease payments	308,656
Less current portion	(157,344)
Long-term portion of finance lease obligation	$151,312

The property under the finance lease at April 3, 2022 is included in the accompanying balance as follows:

Christmas Light Display	464,492
Less accumulated amortization	(154,831)
Right of use asset, net	$309,661

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 3, 2022

NOTE 5. FINANCE LEASE (CONTINUED)

The right of use asset for this equipment is being amortized over the three-year term of the lease, on a systematic basis which management believes best represents the pattern in which the Company will consume the economic benefits thereof. As such, the full annual amortization expense has been and will be recognized during the first three months of the Company’s fiscal year. The weighted-average remaining lease term is 21 months, and the weighted average discount rate is 3.75%. The lease also includes full-service installation, maintenance, removal and storage of the right of use asset, with an annual cost of $63,070, which is being treated as a period expense.

The Company has the right to purchase the right of use asset during and at the end of the lease period, as follows:

Current	$357,228
After 2023 display	196,365
After 2024 display	35,502

NOTE 6. STOCKHOLDERS’ EQUITY

Shares of common stock issued for service to the Company are valued based on market price on the date of the award.

On December 13, 2021, the Company declared its annual compensation award to seven Directors for their service on the Board of Directors. Five Directors were awarded $10,000 each, two new Directors were awarded $2,222 each, and two Directors received a total of $7,500 for serving as committee chairpersons and as a non-employee officer, with such compensation to be paid all in shares of the Company’s common stock, all in cash or a combination thereof, at each Director’s election. Five Directors elected to receive all shares, one Director elected to receive 60% in shares and 40% in cash, and one Director elected all cash. Based on the closing stock price of $0.553 per share on December 13, 2021, a total of 84,888 shares were distributed on February 21, 2022. The total compensation award cost of $61,944 was reported as an expense in the three month period ended January 2, 2022.

On December 13, 2021, the Company awarded a non-Director officer $10,000 to be paid in shares of the Company’s common stock, totaling 18,083 shares based on the closing stock price of $0.533 per share on December 13, 2021, which were distributed on February 21, 2022, and $10,000 of compensation expense was reported in the three month period ended January 2, 2022.

On December 18, 2020, the Company declared its annual compensation award to six Directors for their service on the Board of Directors. Each Director was awarded $10,000, with such compensation to be paid all in shares of the Company’s common stock, all in cash or a combination thereof, at each Director’s election. Four Directors elected to receive all shares, one Director elected to receive 50% in shares and 50% in cash, and one Director elected all cash. Based on the closing stock price of $0.4388 per share on December 18, 2020, a total of 102,550 shares were distributed on January 11, 2021. The total compensation award cost of $60,000 was reported as an expense in the three month period ended January 3, 2021.

Officers, Directors and their controlled entities own approximately 53.0% of the outstanding shares of common stock of the Company as of April 3, 2022.

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

April 3, 2022

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

As of April 3, 2022, the Company has not adopted any deferred compensation plans. Two of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause ($66,667 in aggregate) or (ii) in the event of a change in control of the Company ($331,667 in aggregate), as well as disability and death payment provisions ($95,000 in aggregate).

NOTE 8. INCOME TAXES

For the six month period ended April 3, 2022, the Company reported pre-tax loss of $586,030. For the fiscal year ending October 2, 2022, the Company expects to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 26.4%. Based on a year-to-date federal pre-tax loss and State of Georgia pre-tax income, the Company recorded a net income tax benefit of $112,400 for the six month period ended April 3, 2022, comprised of a federal benefit of $125,800 and a State of Georgia expense of $13,400. The Company’s net income tax provision of $236,400 for the six month period ended April 4, 2021, comprised of a federal expense of $171,000 and a State of Georgia expense of $65,400.

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

April 3, 2022

NOTE 10. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended		For the six months ended
	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
Total net sales:
Georgia	$1,340,581	$1,609,777	$2,649,021	$3,178,788
Missouri	232,712	319,649	502,814	539,677
Texas	513,281	546,757	879,497	984,917
Consolidated	$2,086,574	$2,476,183	$4,031,332	$4,703,382

Income (loss) before income taxes:
Georgia	$383,035	$818,557	$781,805	$1,680,254
Missouri	(169,123)	(29,720)	(575,032)	(160,187)
Texas	(30,987)	23,479	(161,392)	4,534
Segment total	182,925	812,316	45,381	1,524,601
Corporate	(188,426)	(182,487)	(541,032)	(499,288)
Other income, net	19,386	12,755	46,292	27,319
Gain on extinguishment of debt	-	125,371	-	125,371
Interest expense	(67,775)	(84,207)	(136,671)	(175,620)
Consolidated	$(53,890)	$683,748	$(586,030)	$1,002,383

	As of
	April 3, 2022	October 3, 2021
Total assets:
Georgia	$8,786,481	$9,785,396
Missouri	3,424,094	3,388,808
Texas	7,867,811	7,554,842
Corporate	538,381	252,930
Consolidated	$20,616,767	$20,981,976

NOTE 11. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to April 3, 2022 to the date these financial statements were issued and has determined that no material subsequent events have occurred from the date of these unaudited consolidated financial statements through the date of this filing.

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

Our Parks are open year round, but experience increased seasonal attendance, typically beginning in the latter half of March through early September. As a result, our combined third and fourth quarter net sales have historically ranged from 68% to 72% of our annual attendance based net sales. For our 2021 fiscal year, the first full year including our Texas Park, combined third and fourth quarter net sales were approximately 60% of our annual attendance based net sales

Through our fiscal year ended October 3, 2021, our annual net sales, adjusted income before income taxes and net cash provided by operating activities have improved significantly over the past six fiscal years. These improvements are primarily attributable to a combination of increased attendance based revenues and operating cost controls. Our Georgia Park in particular has benefitted from several positive factors including strong management, the addition of online ticket sales in June 2015, growth and positive economic conditions in the greater Atlanta area, as well as positive guest perceptions of this Park. Strong results through our 2019 fiscal year and the resulting improvements in our financial position provided us with the resources to pursue and ultimately close the acquisition of our Texas Park during our 2020 fiscal year.

The rapid acceleration of the COVID-19 pandemic in the United States occurred at the beginning of our 2020 fiscal year annual high season. Effective April 3, 2020, both our Georgia and Missouri Parks were closed as a result of shelter-in-place mandates. Also note that prior to the acquisition of our Texas Park, its operations were suspended for the majority of April 2020 due to a shelter-in-place mandate. In compliance with respective state issued guidelines, our Georgia Park and our Texas Park each reopened on May 1, 2020, and our Missouri Park reopened on May 4, 2020. Subsequent to reopening, attendance levels increased significantly at each of our three Parks for the balance of our 2020 fiscal year, which continued throughout our 2021 fiscal year in comparison to comparable pre-COVID-19 periods. While attendance based net sales remain higher in comparison to comparable pre-COVID-19 periods, we experienced a decline in aggregate attendance based net sales and attendance for the last 22 weeks of our 2021 fiscal year and for the first 31 weeks of our 2022 fiscal year, respectively.

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

While we have experienced attendance gains and strong cash flow since the beginning of the COVID-19 pandemic, there remains the possibility of longer-term negative impacts to our business, results of operations and cash flows, and financial condition, as a result of the COVID-19 pandemic. These negative impacts may include changes in customer behavior and preferences causing significant volatility or reductions in attendance at one or more of our Parks, increases in operating expenses, limitations in our ability to recruit and maintain staffing, limitations on our employees ability to work and travel, and significant changes in the economic or political conditions in the areas our Parks are located. Despite our efforts to manage these potential impacts, the ultimate impact may be material, and may depend on a number of factors beyond our control, including the duration and severity of the COVID-19 pandemic, the outbreak of new variants of the COVID-19 virus, and actions by governmental authorities taken to contain its spread and mitigate its public health effects. There is also the potential for attendance levels at our Parks to moderate or decline as alternative entertainment venues reopen to full capacity once the COVID-19 pandemic has run its course or vaccines are widely adopted and proven effective.

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

Strong growth in our annual operating cash flow over the past six fiscal years has provided us with incremental cash flow, and provided us with the financial strength to complete the acquisition of our Texas Park and to significantly increase our planned capital investment spending during our 2022 fiscal year. However, our current size and operating model leave us little room for error. Any future capital raised by us is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, us may not be sufficient to fund our capital and liquidity needs for the near-term.

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

Results of Operations for the Three Month Period Ended April 3, 2022 as Compared to Three Month Period Ended April 4, 2021

The following table shows our consolidated and segment operating results for the three month periods ended April 3, 2022 and April 4, 2021:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021
Total net sales	$1,340,581	$1,609,777	$232,712	$319,649	$513,281	$546,757	$2,086,574	$2,476,183
Segment income (loss) from operations	383,035	818,557	(169,123)	(29,720)	(30,987)	23,479	182,925	812,316
Segment operating margin %	28.6%	50.8%	-72.7%	-9.3%	-6.0%	4.3%	8.8%	32.8%

Corporate expenses							(188,426)	(182,487)
Other income, net							19,386	12,755
Gain on extinguishment of debt							-	125,371
Interest expense							(67,775)	(84,207)
(Loss) income before income taxes							$(53,890)	$683,748

Total Net Sales

Our total net sales for the three month period ended April 3, 2022 were $2.09 million, a decrease of $389,609 versus the three month period ended April 4, 2021. Our Parks’ combined attendance based net sales decreased by $387,281 or 15.7%, and animal sales decreased by $2,328.

Our Georgia Park’s attendance based net sales decreased by $266,868 or 16.6%, to $1.34 million, while animal sales decreased by $2,328. Our Missouri Park’s attendance based net sales decreased by $86,937 or 27.2%, to $232,712 and our Texas Park’s attendance based net sales decreased by $33,476 or 6.1%, to $513,281.

For the three month period ended April 3, 2022, paid attendance at our Georgia, Missouri and Texas Parks decreased by approximately 25.7%, 39.7% and 2.9%, respectively. We believe cooler and wetter weather, particularly in March 2022, was a key contributing factor to the year-over-year attendance declines we experienced during the three month period ended April 3, 2022.

Segment Operating Margin

Our consolidated segment income from operations was $182,925 for the three month period ended April 3, 2022, a decrease of $629,391, compared to $812,316 for the three month period ended April 4, 2021. Our Georgia Park generated segment operating income of $383,035, a decrease of $435,522, primarily attributable to lower attendance based net sales, as well as higher compensation, insurance and general operating expenses. Our Missouri Park generated a segment operating loss of $169,123, an increase of $139,403, primarily attributable to lower attendance based net sales, as well as higher advertising, compensation and general operating expenses, and higher cost of sales. Our Texas Park generated a segment operating loss of $30,987, a net decline of $54,466, primarily attributable to lower attendance based net sales and higher cost of sales, as well as higher insurance and depreciation expenses, partially offset by a loss on animal dispositions during the three months ended April 4, 2021.

Corporate Expenses

Corporate spending increased by $5,939 to $188,426 during the three month period ended April 3, 2022, primarily due to higher travel and insurance expenses.

Other Income, Net

Other income, net increased by $6,631, to $19,386, primarily attributable to higher mineral rights royalty income for our Texas Park.

Gain on Extinguishment of Debt

On March 29, 2021, we received notification the SBA approved our Wild Animal – Georgia Paycheck Protection Program (“PPP”) loan forgiveness application, resulting in a gain on extinguishment of debt totaling $125,371 for the three months ended April 4, 2021

Interest Expense

Interest expense for the three month period ended April 3, 2022 decreased by $16,432, to $67,775, primarily as a result of the lower interest rate associated with the June 2021 refinancing of our Synovus Bank (“Synovus”) term loan and scheduled principal payments on our term loans over the trailing 12 month period, as well as the retirement of the Aggieland Seller Note in June 2021, partially offset by imputed interest on a right of use asset.

Income Taxes

For the three month period ended April 3, 2022, we reported a pre-tax loss of $53,890. For the fiscal year ending October 2, 2022 we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 26.4%. Based on a year-to-date federal pre-tax loss and State of Georgia pre-tax income, we recorded a net income tax benefit of $2,200 for the three month period ended April 3, 2022.

Net Income and Income Per Share

For the three month period ended April 3, 2022, we reported a net loss of $51,690 or $0.00 per basic share and per fully diluted share, compared to a net income of $538,048 or $0.01 per basic share and per fully diluted share, for the three month period ended April 4, 2021, resulting in a net decline of $589,738. This net decline in our net income is attributable to a $435,522 decrease in segment income for our Georgia Park, a $139,403 increase in the segment loss for our Missouri Park, a $54,466 decrease in the segment income for our Texas Park, and a $5,939 increase in Corporate spending, and a $125,371 gain on extinguishment of debt in the three months ended April 4, 2021, partially offset by an increase of $6,631 in other income, a $16,432 decrease in interest expense, as well as a $147,900 net decrease in our income tax provision.

Results of Operations for the Six Month Period Ended April 3, 2022 as Compared to Six Month Period Ended April 4, 2021

Our 2022 fiscal year will be comprised of 52-weeks, compared to our 2021 fiscal year which was comprised of 53-weeks. The extra week in our 2021 fiscal year occurred during our first fiscal quarter. As such, attendance based sales analyses for the six months ended April 3, 2022 will be include comparable 26-week sales comparisons, in addition to reported sales comparisons.

The following table shows our consolidated and segment operating results for the six month periods ended April 3, 2022 and April 4, 2021:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021
Total net sales	$2,649,021	$3,178,788	$502,814	$539,677	$879,497	$984,917	$4,031,332	$4,703,382
Segment income (loss) from operations	781,805	1,680,254	(575,032)	(160,187)	(161,392)	4,534	45,381	1,524,601
Segment operating margin %	29.5%	52.9%	-114.4%	-29.7%	-18.4%	0.5%	1.1%	32.4%

Corporate expenses							(541,032)	(499,288)
Other income, net							46,292	27,319
Gain on extinguishment of debt							-	125,371
Interest expense							(136,671)	(175,620)
(Loss) income before income taxes							$(586,030)	$1,002,383

Total Net Sales

Our total net sales for the six month period ended April 3, 2022 were $4.03 million, a decrease of $672,050 versus the six month period ended April 4, 2021. Our Parks’ combined attendance based net sales decreased by $600,705 or 13.0%, and animal sales decreased by $71,345. On a comparable 13-week basis, our attendance based net sales decreased by $404,100 or 9.1%.

Our Georgia Park’s reported attendance based net sales decreased by $483,004 or 15.4%, to $2.65 million, while animal sales decreased by $46,763. Our Missouri Park’s reported attendance based net sales decreased by $32,720 or 6.1%, to $500,107, while animal sales decreased by $4,143. Our Texas Park’s attendance based net sales decreased by $84,981 or 8.8%, to $879,497, while animal sales decreased by $20,439.

On a comparable 26-week basis, our Georgia Park’s attendance based net sales decreased by $350,453 or 11.7%, our Missouri Park’s attendance based net sales decreased by $7,601 or 1.5%, and our Texas Park’s attendance based net sales decreased by $46,046 or 5.0%.

For the six month period ended April 3, 2022, paid attendance at our Georgia, Missouri and Texas Parks decreased by approximately 26.4%, 18.8% and 6.0%, respectively. On a comparable 26-week basis, paid attendance at our Georgia, Missouri and Texas Parks decreased by approximately 22.8%, 14.4% and 2.4%, respectively. We believe cooler and wetter weather, particularly in March 2022, was a key contributing factor to the year-over-year attendance declines we experienced during the six month period ended April 3, 2022.

Segment Operating Margin

Our consolidated segment income from operations was $45,381 for the six month period ended April 3, 2022, a net decrease of $1.48 million, compared to consolidated segment income from operations of $1.52 million for the six month period ended April 4, 2021. Our Georgia Park generated segment operating income of $781,805, a decrease of $898,449, primarily attributable to lower attendance based net sales, as well as higher compensation, advertising, insurance and general operating expenses. Our Missouri Park generated a segment operating loss of $575,032, an increase of $414,845, primarily attributable to higher special event spending and lower attendance based net sales, as well as higher compensation and advertising expenses, and higher cost of sales. Our Texas Park generated a segment operating loss of $161,392, resulting in a net decline of $165,926, primarily attributable to lower attendance based net sales and lower animal sales, as well as higher advertising, depreciation, insurance and general operating expenses, and higher cost of sales, partially offset by lower compensation expense and losses on animal dispositions in the six months ended April 4, 2021.

Corporate Expenses

Corporate spending increased by $41,744 to $541,032 during the six month period ended April 3, 2022, primarily due to higher compensation, travel and insurance expenses.

Other Income, Net

Other income, net increased by $18,973, to $46,292, primarily attributable to higher mineral rights royalty income for our Texas Park.

Gain on Extinguishment of Debt

On March 29, 2021, we received notification the SBA approved our Wild Animal – Georgia Paycheck Protection Program (“PPP”) loan forgiveness application, resulting in a gain on extinguishment of debt totaling $125,371 for the six months ended April 4, 2021

Interest Expense

Interest expense for the six month period ended April 3, 2022 decreased by $38,949, to $136,671, primarily as a result of the lower interest rate associated with the June 2021 refinancing of our Synovus term loan and scheduled principal payments on our term loans over the trailing 12 month period, as well as the retirement of the Aggieland Seller Note in June 2021, partially offset by imputed interest on a right of use asset.

Income Taxes

For the six month period ended April 3, 2022, we reported a pre-tax loss of $586,030. For the fiscal year ending October 2, 2022 we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 26.4%. Based on a year-to-date federal pre-tax loss and State of Georgia pre-tax income, we recorded a net income tax benefit of $112,400 for the six month period ended April 3, 2022.

Net Income and Income Per Share

For the six month period ended April 3, 2022, we reported a net loss of $473,630 or $0.01 per basic share and per fully diluted share, compared to a net income of $765,983 or $0.01 per basic share and per fully diluted share, for the six month period ended April 4, 2021, resulting in a net decrease of $1.24 million. The net decrease in our net income is attributable to a $898,449 decrease in segment income for our Georgia Park, a $414,845 increase in the segment loss for our Missouri Park, a $165,926 net decline in the segment income for our Texas Park, a $41,744 increase in Corporate spending, and a $125,371 gain on extinguishment of debt in the six months ended April 4, 2021, partially offset by an increase of $18,973 in other income, a $38,949 decrease in interest expense, as well as a $348,800 net decrease in our income tax provision.

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

On June 18, 2021, we entered a new $1.95 million, seven-year term loan (the “2021 Term Loan”) with Synovus, at an annual interest rate of 3.75%. The 2021 Term Loan replaced our 2018 borrowing facility with Synovus, which included a term loan in the original principal amount of $1.60 million at 5.0% per annum and a $350,000 line of credit at 4.75% per annum. After paying off the balance outstanding on the 2018 Term Loan, the net additional borrowings on the 2021 Term Loan were $930,222 and the line of credit was not renewed. Combined with available cash, we used the incremental proceeds from the 2021 Term Loan to paydown $1.0 million of the 2020 Term Loan used to finance our Texas Park acquisition, which has a 5.0% annual interest rate. Overall, we estimate this refinancing will generate approximately $24,375 in annual interest savings.

Our working capital was $3.98 million as of April 3, 2022, compared to $5.70 million as of October 3, 2021. This decrease in working capital primarily relates to cash used for capital investments, and financing and operating activities during the six month period ended April 3, 2022.

Total loan debt, including current maturities, as of April 3, 2022 was $5.62 million compared to $5.66 million as of October 3, 2021. The decrease in total loan debt during the six month period ended April 3, 2022 is attributable scheduled term loan payments, largely offset by a financing lease obligation.

As of April 3, 2022, we had equity of $14.15 million and total loan debt of $5.62 million, resulting in a debt to equity ratio of 0.40 to 1.0 compared to 0.39 to 1.0 as of October 3, 2021.

Operating Activities

Net cash used in operating activities was $323,088 for the six month period ended April 3, 2022, compared to net cash provided by operating activities of $947,596 for the six month period ended April 4, 2021, resulting in a net decrease of $1.27 million, primarily due to lower net income and higher net working capital uses.

Investing Activities

Net cash used in investing activities was $1.15 million for the six month period ended April 3, 2022, compared to $704,983 for the six month period ended April 4, 2021. Our capital spending for the six month period ended April 3, 2022 was $1.16 million, compared to $710,651 for the six month period ended April 4, 2021.

Financing Activities

Net cash used in financing activities was $510,466 for the six month period ended April 3, 2022, compared to $107,686 for the six month period ended April 4, 2021, resulting in an increase of $402,780, primarily due to higher scheduled term loan principal payments and payments on a financing lease obligation.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended April 3, 2022 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

In March 2020, the World Health Organization characterized COVID-19, a disease caused by a novel strain of a coronavirus, as a pandemic. The rapid spread of COVID-19 resulted in governmental authorities throughout the United States implementing a variety of containment measures with the objective of slowing the spread of the virus, including travel restrictions, shelter-in-place orders and business shutdowns. The COVID-19 pandemic and these containment measures have had, and could continue to have a material impact on the Company’s business.

The rapid acceleration of the COVID-19 pandemic in the United States occurred at the beginning of the Company's 2020 fiscal year high season. Effective April 3, 2020, both Parks were closed to the public as a result of shelter-in-place mandates in Georgia and Missouri. Also note that prior to the Company’s acquisition of the Texas Park, its operations were also closed to the public for the majority of April 2020 due to a shelter-in-place mandate in Texas. In compliance with respective state issued guidelines, our Georgia Park reopened on May 1, 2020 and our Missouri Park reopened on May 4, 2020, with the drive-through portion of our Texas Park reopening on May 1, 2020 and the park was fully reopened on May 15, 2020. Since we reopened each of our Parks, attendance levels at each facility increased significantly for the balance of our 2020 fiscal year, which continued throughout our 2021 fiscal year, in comparison to pre-COVID 19 comparable periods. Attendance levels for the first 31 weeks of our 2022 fiscal year remain higher than comparable pre-COVID 19 periods but have declined versus the comparable 2021 period.

While our business has experienced a rebound subsequent to the reopening of our Parks, there may be longer-term negative impacts to our business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts include changes in customer behavior and preferences causing significant volatility or reductions in Park attendance, increases in operating expenses to comply with additional hygiene-related protocols, limitations in our ability to recruit and maintain staffing, limitations on our employees ability to work and travel, and significant changes in the economic or political conditions in the areas our Parks are located. Despite our efforts to manage these impacts, the ultimate impact may be material, and may depend on a number of factors beyond our control, including the duration and severity of the COVID-19 pandemic, the emergence of variants of the COVID-19 virus, and actions by governmental authorities taken to contain its spread and mitigate its public health effects. There is also the potential for our attendance levels to moderate or decline as alternative entertainment venues reopen to full capacity once the COVID-19 pandemic has run its course or vaccines are widely adopted and proven effective.

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

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

May 11, 2022	By:	/s/ Dale Van Voorhis
Dale Van Voorhis
Chief Executive Officer
(Principal Executive Officer)

