Form 10-Q
period 2022-07-03
PARKS AMERICA, INC
filed 2022-08-15
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2022

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

As of August 10, 2022, the issuer had 75,227,058 outstanding shares of Common Stock.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PRKA	OTCPink

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of July 3, 2022 and October 3, 2021

	July 3, 2022	October 3, 2021
ASSETS
Cash	$5,299,849	$6,654,348
Accounts receivable	3,877	4,469
Inventory	587,674	314,103
Prepaid expenses	275,059	175,248
Total current assets	6,166,459	7,148,168

Property and equipment, net	14,717,486	13,806,868
Right of use asset, net	309,661	-
Intangible assets, net	10,141	10,966
Other assets	16,974	15,974
Total assets	$21,220,721	$20,981,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$310,740	$221,414
Other current liabilities	589,127	531,347
Current portion of finance lease obligation	158,852	-
Current portion of long-term debt, net	724,239	699,483
Total current liabilities	1,782,958	1,452,244

Long-term portion of finance lease obligation	152,820	-
Long-term debt, net	4,413,406	4,960,180
Total liabilities	6,349,184	6,412,424

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 75,227,058 and 75,124,087 shares issued and outstanding, respectively	75,227	75,124
Capital in excess of par	4,987,762	4,934,212
Treasury stock	-	(3,250)
Retained earnings	9,808,548	9,563,466
Total stockholders’ equity	14,871,537	14,569,552
Total liabilities and stockholders’ equity	$21,220,721	$20,981,976

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months and Nine Months Ended July 3, 2022 and July 4, 2021

	For the three months ended		For the nine months ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net sales	$3,619,240	$3,823,862	$7,645,743	$8,451,070
Sale of animals	25,085	50,238	29,914	126,412
Total net sales	3,644,325	3,874,100	7,675,657	8,577,482

Cost of sales	461,086	496,406	1,086,763	1,066,253
Selling, general and administrative	1,880,438	1,514,013	5,414,094	4,251,507
Depreciation and amortization	192,575	183,883	578,225	523,890
Legal settlement	100,000	-	100,000	-
(Gain) loss on disposal of operating assets	(11,160)	10,320	(29,160)	41,041
Income from operations	1,021,386	1,669,478	525,735	2,694,791

Other income, net	22,030	16,996	68,322	44,315
Gain on extinguishment of debt	-	64,617	-	189,988
Interest expense	(65,804)	(91,958)	(202,475)	(267,578)
Income before income taxes	977,612	1,659,133	391,582	2,661,516

Income tax provision	258,900	392,300	146,500	628,700
Net income	$718,712	$1,266,833	$245,082	$2,032,816

Income per share - basic and diluted	$0.01	$0.02	$0.00	$0.03

Weighted average shares outstanding (in 000’s) - basic and diluted	75,227	75,124	75,173	75,084

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three, Six and Nine Months Ended July 3, 2022 and July 4, 2021

			Capital in	Treasury	Retained
	Shares	Amount	Excess of Par	Stock	Earnings	Total
Balance at October 3, 2021	75,124,087	$75,124	$4,934,212	$(3,250)	$9,563,466	$14,569,552
Net loss for the three months ended January 2, 2022	-	-	-	-	(421,940)	(421,940)
Balance at January 2, 2022	75,124,087	$75,124	$4,934,212	$(3,250)	$9,141,526	$14,147,612
Issuance of common stock to Directors
Directors and Officer	102,971	103	56,800	-	-	56,903
Retirement of Treasury Stock	-	-	(3,250)	3,250	-	-
Net loss for the three months ended April 3, 2022	-	-	-	-	(51,690)	(51,690)
Balance at April 3, 2022	75,227,058	$75,227	$4,987,762	$-	$9,089,836	$14,152,825
Net income for the three months ended July 3, 2022	-	-	-	-	718,712	718,712
Balance at July 3, 2022	75,227,058	$75,227	$4,987,762	$-	$9,808,548	$14,871,537

			Capital in	Treasury	Retained
	Shares	Amount	Excess of Par	Stock	Earnings	Total
Balance at September 27, 2020	75,021,537	$75,021	$4,889,316	$(3,250)	$6,764,920	$11,726,007
Net income for the three months ended January 3, 2021	-	-	-	-	227,935	227,935
Balance at January 3, 2021	75,021,537	$75,021	$4,889,316	$(3,250)	$6,992,855	$11,953,942
Issuance of common stock to Directors	102,550	103	44,896	-	-	44,999
Net income for the three months ended April 4, 2021	-	-	-	-	538,048	538,048
Balance at April 4, 2021	75,124,087	$75,124	$4,934,212	$(3,250)	$7,530,903	$12,536,989
Net income for the three months ended July 4, 2021	-	-	-	-	1,266,833	1,266,833
Balance at July 4, 2021	75,124,087	$75,124	$4,934,212	$(3,250)	$8,797,736	$13,803,822

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended July 3, 2022 and July 4, 2021

	For the nine months ended
	July 3, 2022	July 4, 2021
OPERATING ACTIVITIES:
Net income	$245,082	$2,032,816
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization expense	578,225	523,890
Amortization of right of use asset	154,831	-
Interest expense - debt financing cost amortization	4,416	14,894
Interest expense - financing lease	8,043	-
Interest expense - loan discount amortization	-	13,985
Stock-based compensation	56,903	44,999
(Gain) loss on disposal of assets	(29,160)	41,041
Gain on extinguishment of debt	-	(189,988)
Changes in assets and liabilities
(Increase) decrease in accounts receivable	592	(14,822)
(Increase) decrease in inventory	(273,571)	(160,527)
(Increase) decrease in prepaid expenses	(99,811)	75,442
Increase (decrease) in accounts payable	89,326	31,661
Increase (decrease) in other current liabilities	57,780	(69,513)
Net cash provided by operating activities	792,656	2,343,878

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,488,020)	(887,473)
Tradename registrations	-	(10,966)
Proceeds from the disposition of property and equipment	28,161	38,174
Net cash used in investing activities	(1,459,859)	(860,265)

FINANCING ACTIVITIES:
Payments on 2020 Term Loan	(339,497)	(1,063,843)
Payments on 2021 Term Loan	(186,936)	-
Principal payments on finance lease obligation	(160,863)	-
Payments on 2018 Term Loan	-	(1,164,113)
Payment of Note to Seller of Aggieland Safari	-	(750,000)
Proceeds from 2021 Term Loan	-	1,950,000
Debt financing costs	-	(1,514)
Net cash used in financing activities	(687,296)	(1,029,470)

Net (decrease) increase in cash	(1,354,499)	454,143
Cash at beginning of period	6,654,348	5,505,716
Cash at end of period	$5,299,849	$5,959,859

Supplemental Cash Flow Information:
Cash paid for interest	$198,839	$254,452
Cash paid for income taxes	$260,000	$686,750

Supplemental Disclosure of Noncash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$464,492	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 3, 2022

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

The Company’s Parks are open year round, but experience increased seasonal attendance, typically beginning in the latter half of March through early September. As a result, combined third and fourth quarter net sales have historically ranged from 68% to 72% of annual attendance based net sales. For the Company’s 2021 fiscal year, the first full fiscal year including the Texas Park, combined third and fourth quarter net sales were approximately 60% of annual attendance based net sales.

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

The rapid acceleration of the COVID-19 pandemic in the United States occurred at the beginning of the Company’s 2020 fiscal year annual high season. Effective April 3, 2020, the Company’s Georgia and Missouri Parks were closed as a result of shelter-in-place mandates. Additionally, prior to the Company’s acquisition of the Texas Park, its operations were suspended for the majority of April 2020 due to a shelter-in-place mandate. In compliance with respective state issued guidelines, the Georgia Park and the Texas Park each reopened on May 1, 2020, and the Missouri Park reopened on May 4, 2020. Subsequent to reopening, attendance levels increased significantly at each of the Company’s three Parks for the balance of its 2020 fiscal year, which continued throughout its 2021 fiscal year in comparison to comparable pre-COVID-19 periods. While attendance based net sales remain higher compared to comparable pre-COVID-19 periods, the Company experienced a decline in aggregate comparable year-over-year attendance based net sales and attendance for the last 22 weeks of its 2021 fiscal year and for the first 44 weeks of its 2022 fiscal year, respectively.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 3, 2022

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements for the three months and nine months ended July 3, 2022 and July 4, 2021 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. Interim results are not necessarily indicative of the results for a full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2021.

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

Financial and Concentrations Risk: The Company does not have any significant concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

Trade Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had $3,877 and $4,469 of accounts receivable as of July 3, 2022 and October 3, 2021, respectively.

Inventory: Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The gross profit method is used to determine the change in gift shop inventory for interim periods. Inventories are reviewed and reconciled annually because inventory levels turn over rapidly. The Company had inventory of $587,674 and $314,103 as of July 3, 2022 and October 3, 2021, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 3, 2022

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	As of
	July 3, 2022	October 3, 2021	Depreciable Lives
Land	$6,389,470	$6,389,470	not applicable
Mineral rights	276,000	276,000	25 years
Ground improvements	2,760,874	2,637,050	7-25 years
Buildings and structures	3,923,844	3,827,827	10-39 years
Animal shelters and habitats	2,393,465	2,282,575	10-39 years
Park animals	1,231,383	1,143,133	5-25 years
Equipment - concession and related	484,743	349,849	3-15 years
Equipment and vehicles - yard and field	714,796	607,347	3-15 years
Vehicles - buses and rental	270,182	213,951	3-5 years
Rides and entertainment	199,731	228,009	5-7 years
Furniture and fixtures	53,938	28,694	5-10 years
Projects in process	786,119	126,755
Property and equipment, cost	19,484,545	18,110,660
Less accumulated depreciation	(4,767,059)	(4,303,792)
Property and equipment, net	$14,717,486	$13,806,868

Depreciation expense for the three months ended July 3, 2022 and July 4, 2021 totaled $192,575 and $183,883, respectively, and depreciation expense for the nine months ended July 3, 2022 and July 4, 2021 totaled $578,225 and $523,890, respectively.

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

Other Current Liabilities: The following is a breakdown of other current liabilities:

	As of
	July 3, 2022	October 3, 2021
Deferred revenue	$221,755	$242,318
Accrued legal settlement	100,000	-
Accrued sales taxes	79,470	64,396
Accrued wages and payroll taxes	75,470	81,160
Accrued property taxes	32,167	47,517
Other accrued liabilities	80,265	95,956
Other current liabilities	$589,127	$531,347

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

July 3, 2022

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

Deferred revenues from advance online admission tickets and related advance sales were $221,755 and $242,318 as of July 3, 2022 and October 3, 2021, respectively, and are included within Other Current Liabilities in the accompanying consolidated balance sheets.

Advertising and Marketing Costs: The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the three months ended July 3, 2022 and July 4, 2021 totaled $384,025 and $258,394, respectively and advertising and marketing expense for the nine months ended July 3, 2022 and July 4, 2021 totaled $959,145 and $702,410, respectively.

Leases: The Company determines if an arrangement contains a lease at inception and accounts for all leases in accordance with ASC 842, Leases. If an arrangement contains a lease, the Company performs a classification test to determine if the lease is an operating lease or a financing lease. Right of use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right of use assets are valued at the initial measurement of the lease liability, plus any indirect costs or rent prepayments, and reduced by any lease incentives and any deferred lease payments. Right of use assets are amortized over the lease term. Lease liabilities are recognized on the commencement date of the lease based on the present value of the future lease payments over the lease term. The discount rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate, unless the rate implicit in the lease is readily determinable. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the life of the lease, unless management believes there is an alternative systematic basis which better represents the pattern which the Company will consume the economic benefits thereof and is included within general and administrative expenses. As a practical expedient, the Company does not recognize right-of-use assets and lease liabilities for leases with an original term of one year or less. Any non-lease components are not included within the lease right-of-use asset and lease liability, are reflected as an expense in the period incurred.

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

July 3, 2022

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

The Company follows the guidance in FASB ASC 740 with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of July 3, 2022 or October 3, 2021.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 3, 2022

NOTE 3. LONG-TERM DEBT

On June 18, 2021, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2021 Refinancing”) with Synovus Bank (“Synovus”). The 2021 Refinancing included a term loan in the original principal amount of $1.95 million (the “2021 Term Loan”). The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was $1.70 million as of July 3, 2022.

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

On April 27, 2020, the Company, through its wholly owned subsidiary Aggieland-Parks, Inc., acquired Aggieland Wild Animal – Texas. The purchase price of $7.10 million was financed with a $5.0 million loan (the “2020 Term Loan”) from First Financial Bank, N.A. (“First Financial”), a seller note with a face value of $750,000 (the “Aggieland Seller Note”), and cash totaling $1.38 million. The 2020 Term Loan is secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, and required interest only monthly payments through April 2021. The 2020 Term Loan requires monthly payments of $53,213 beginning in May 2021. The Company paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the incremental proceeds of the 2021 Term Loan, combined with additional funds, to paydown $1.0 million against the 2020 Term Loan, which had an outstanding balance of $3.49 million as of July 3, 2022. The Company is in compliance with the liquidity and annual debt coverage ratio financial covenants of the 2020 Term Loan.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 3, 2022

NOTE 3. LONG-TERM DEBT (CONTINUED)

Interest expense of $65,804 and $91,958 for the three month periods ended July 3, 2022 and July 4, 2021, respectively, includes $1,472 and $10,937, respectively, of debt closing costs amortization in each period. Interest expense of $202,475 and $267,578 for the nine month periods ended July 3, 2022 and July 4, 2021, respectively, includes $4,416 and $14,894, respectively, of debt closing costs amortization in each period. Interest expense for the three months and nine months ended July 3, 2022 also includes financial lease cost amortization of $3,016 and $8,043, respectively. Interest expense for the three month and nine month periods ended July 4, 2021 also includes loan discount amortization of $4,706 and $13,985, respectively.

The following table represents the aggregate of the Company’s outstanding long-term debt:

	As of
	July 3, 2022	October 3, 2021
Loan principal outstanding	$5,189,032	$5,715,466
Less: unamortized debt financing costs	(51,387)	(55,803)
Gross long-term debt	5,137,645	5,659,663
Less current portion of long-term debt, net of unamortized costs and discount	(724,239)	(699,483)
Long-term debt	$4,413,406	$4,960,180

As of July 3, 2022, the scheduled future principal maturities of the Company’s long-term debt by fiscal year are as follows:

2022	$178,913
2023	738,666
2024	773,564
2025	810,140
2026	848,476
thereafter	1,839,273
Total	$5,189,032

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

NOTE 5. FINANCE LEASE

In October 2021, the Company entered into a financing lease for certain property related to a Christmas Lights drive through display at its Missouri Park. Future minimum lease payments, by fiscal year, with the present value of such payments as of July 3, 2022, are shown in the following table:

2023	$160,863
2024	160,863
Total minimum lease payments	321,726
Less amount representing interest	(10,054)
Present value of minimum lease payments	311,672
Less current portion	(158,852)
Long-term portion of finance lease obligation	$152,820

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 3, 2022

NOTE 5. FINANCE LEASE (CONTINUED)

The property under the finance lease at July 3, 2022 is included in the accompanying balance as follows:

Christmas Light Display	464,492
Less accumulated amortization	(154,831)
Right of use asset, net	$309,661

The right of use asset for this equipment is being amortized over the three-year term of the lease, on a systematic basis which management believes best represents the pattern in which the Company will consume the economic benefits thereof. As such, the full annual amortization expense has been and will be recognized during the first three months of the Company’s fiscal year. The weighted-average remaining lease term is 18 months, and the weighted average discount rate is 3.75%. The lease also includes full-service installation, maintenance, removal and storage of the right of use asset, with an annual cost of $63,070, which is being treated as a period expense.

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

On December 13, 2021, the Company awarded a non-Director officer $10,000 to be paid in shares of the Company’s common stock, totaling 18,083 shares based on the closing stock price of $0.553 per share on December 13, 2021, which were distributed on February 21, 2022, and $10,000 of compensation expense was reported in the three month period ended January 2, 2022.

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

Officers, Directors and their controlled entities own approximately 53.3% of the outstanding shares of common stock of the Company as of July 3, 2022.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 3, 2022

NOTE 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Effective as of June 1, 2022, the Company and Dale Van Voorhis, the Company’s Chairman of the Board, entered into an employment agreement (the “2022 Van Voorhis Employment Agreement”). Mr. Van Voorhis will serve as the Company’s Interim CEO while the Board undertakes the search for a new CEO. Once the new CEO is hired, Mr. Van Voorhis will serve as Special Advisor to the CEO through May 31, 2023. Pursuant to the 2022 Van Voorhis Employment Agreement, Mr. Van Voorhis receives annual compensation in the amount of $100,000 through May 31, 2023 and $50,000 from June 1, 2023 through May 31, 2024. In addition, Mr. Van Voorhis will serve as a member of the Company’s Strategic Growth and Audit Committees during the two year term of his employment with the Company.

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

As of July 3, 2022, the Company has not adopted any deferred compensation plans. Two of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause ($191,667 in aggregate) or (ii) in the event of a change in control of the Company ($231,667 in aggregate), as well as disability and death payment provisions ($136,667 in aggregate).

NOTE 8. INCOME TAXES

For the nine month period ended July 3, 2022, the Company reported pre-tax income of $391,582. For the fiscal year ending October 2, 2022, the Company expects to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 29.4%. Based on a year-to-date federal pre-tax loss and State of Georgia pre-tax income, the Company recorded an income tax provision of $146,500 for the nine month period ended July 3, 2022, comprised of a federal expense of $70,300 and a State of Georgia expense of $76,200. The Company’s net income tax provision of $628,700 for the nine month period ended July 4, 2021, comprised of a federal expense of $484,900 and a State of Georgia expense of $143,800.

NOTE 9. COMMITMENTS AND CONTINGENCIES

On February 17, 2021, two children of James Meikle, the Company’s former President and Chief Operating Officer, filed a complaint (the “Complaint”) in the Eighth Judicial District Court, Clark County, Nevada (case no. A-21-829563-C), alleging the Company was obligated under Mr. Meikle’s Employment Agreement to purchase at least $540,000 of life insurance for Mr. Meikle, who passed away on November 28, 2018. The Complaint was seeking damages of $540,000, as well as interest and expenses. The trial date was set for August 15, 2022. Effective August 5, 2022, the Company agreed to pay the plaintiffs $100,000 to settle this Complaint and obtain a full release for any related complaints, causes of action or similar matters. The Company recorded the cost of this settlement during the three month period ended July 3, 2022 and anticipates full payment by October 2, 2022.

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

July 3, 2022

NOTE 10. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended		For the nine months ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Total net sales:
Georgia	$2,517,848	$2,724,847	$5,166,869	$5,903,635
Missouri	537,189	618,185	1,040,003	1,157,862
Texas	589,288	531,068	1,468,785	1,515,985
Consolidated	$3,644,325	$3,874,100	$7,675,657	$8,577,482

Income (loss) before income taxes:
Georgia	$1,286,953	$1,721,101	$2,068,758	$3,401,355
Missouri	76,589	158,419	(498,443)	(1,768)
Texas	(48,695)	(31,482)	(210,087)	(26,948)
Segment total	1,314,847	1,848,038	1,360,228	3,372,639
Corporate	(193,461)	(178,560)	(734,493)	(677,848)
Other income, net	22,030	16,996	68,322	44,315
Legal settlement	(100,000)	-	(100,000)	-
Gain on extinguishment of debt	-	64,617	-	189,988
Interest expense	(65,804)	(91,958)	(202,475)	(267,578)
Consolidated	$977,612	$1,659,133	$391,582	$2,661,516

	As of
	July 3, 2022	October 3, 2021
Total assets:
Georgia	$9,734,752	$9,785,396
Missouri	3,532,895	3,388,808
Texas	7,669,359	7,554,842
Corporate	283,715	252,930
Consolidated	$21,220,721	$20,981,976

NOTE 11. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to July 3, 2022 to the date these financial statements were issued and has determined that no material subsequent events have occurred from the date of these unaudited consolidated financial statements, except as follows: on August 5, 2022, the Company agreed to pay $100,000 to settle a Complaint filed against it by two children of a former officer of the Company, seeking payment and damages related to an alleged Employment Agreement obligation. For more information regarding this matter, see “NOTE 9. COMMITMENTS AND CONTINGENCIES” herein.

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

Our Parks are open year round, but experience increased seasonal attendance, typically beginning in the latter half of March through early September. As a result, our combined third and fourth quarter net sales have historically ranged from 68% to 72% of our annual attendance based net sales. For our 2021 fiscal year, the first full fiscal year including our Texas Park, combined third and fourth quarter net sales were approximately 60% of our annual attendance based net sales

Through our fiscal year ended October 3, 2021, our annual net sales, adjusted income before income taxes and net cash provided by operating activities have improved significantly over the past nine fiscal years. These improvements are primarily attributable to a combination of increased attendance based revenues and operating cost controls. Our Georgia Park in particular has benefitted from several positive factors including strong management, the addition of online ticket sales in June 2015, growth and positive economic conditions in the greater Atlanta area, as well as positive guest perceptions of this Park. Strong results through our 2019 fiscal year and the resulting improvements in our financial position provided us with the resources to pursue and ultimately close the acquisition of our Texas Park during our 2020 fiscal year.

The rapid acceleration of the COVID-19 pandemic in the United States occurred at the beginning of our 2020 fiscal year annual high season. Effective April 3, 2020, both our Georgia and Missouri Parks were closed as a result of shelter-in-place mandates. Additionally, prior to our acquisition of the Texas Park, its operations were suspended for the majority of April 2020 due to a shelter-in-place mandate. In compliance with respective state issued guidelines, our Georgia Park and our Texas Park each reopened on May 1, 2020, and our Missouri Park reopened on May 4, 2020. Subsequent to reopening, attendance levels increased significantly at each of our three Parks for the balance of our 2020 fiscal year, which continued throughout our 2021 fiscal year in comparison to comparable pre-COVID-19 periods. While attendance based net sales remain higher in comparison to comparable pre-COVID-19 periods, we experienced a decline in aggregate attendance based net sales and attendance for the last 22 weeks of our 2021 fiscal year and for the first 44 weeks of our 2022 fiscal year, respectively.

We believe the increased attendance levels, relative to comparable pre-covid-19 periods, each of our Parks has experienced since reopening in early May 2020 reflects the principally outdoor nature of the family-friendly, wild animal education and entertainment experience provided at each of our Parks. The experience offered at each of our Parks was particularly attractive during the height COVID-19 pandemic as potential guests are seeking outdoor entertainment options. While we have seen many repeat customers since reopening in early May 2020, we also experienced an increase in first time visitors seeking an outdoor entertainment alternative. We believe this has increased the local and regional awareness for each of our Parks, which we believe will have positive longer-term ramifications for our business.

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

During our 2021 fiscal year, we engaged an experienced amusement industry consulting firm to assist us in developing a master plan for our Georgia Park. In aggregate, our initial 2022 fiscal year capital investment plan involved nearly $3.0 million of improvements across all three of our Parks. Our 2022 fiscal year capital plan included the first major project within our master plan, an impressive giraffe exhibit at our Georgia Park. However, due to several issues, we currently project this project will not be completed until at least the spring of 2023. Our current projections indicate our fiscal 2022 capital spending will now total approximately $1.75 million.

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

Strong growth in our annual operating cash flow over the past nine fiscal years has provided us with incremental cash flow, and provided us with the financial strength to complete the acquisition of our Texas Park and to significantly increase our planned capital investment spending during our 2022 fiscal year. However, our current size and operating model leave us little room for error. Any future capital raised by us is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, us may not be sufficient to fund our capital and liquidity needs for the near-term.

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

Results of Operations for the Three Month Period Ended July 3, 2022 as Compared to Three Month Period Ended July 4, 2021

The following table shows our consolidated and segment operating results for the three month periods ended July 3, 2022 and July 4, 2021:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021
Total net sales	$2,517,848	$2,724,847	$537,189	$618,185	$589,288	$531,068	$3,644,325	$3,874,100
Segment income (loss) from operations	1,286,953	1,721,101	76,589	158,419	(48,695)	(31,482)	1,314,847	1,848,038
Segment operating margin %	51.1%	63.2%	14.3%	25.6%	-8.3%	-5.9%	36.1%	47.7%

Corporate expenses							(193,461)	(178,560)
Legal settlement							(100,000)	-
Other income, net							22,030	16,996
Gain on extinguishment of debt							-	64,617
Interest expense							(65,804)	(91,958)
Income before income taxes							$977,612	$1,659,133

Total Net Sales

Our total net sales for the three month period ended July 3, 2022 were $3.64 million, a decrease of $229,775, compared to the three month period ended July 4, 2021. Our Parks’ combined attendance based net sales decreased by $204,622 or 5.4%, and animal sales decreased by $25,153.

Our Georgia Park’s attendance based net sales decreased by $204,484 or 7.5%, to $2.51 million, while animal sales decreased by $2,515. Our Missouri Park’s attendance based net sales decreased by $100,596 or 16.3%, to $517,589, while animal sales increased by $19,600. Our Texas Park’s attendance based net sales increased by $100,458 or 20.6%, to $589,289, while animal sales decreased by $42,238.

For the three month period ended July 3, 2022, paid attendance at our Georgia and Missouri Parks decreased by approximately 12.4% and 26.0%, respectively, while attendance at our Texas Park increased 31.9%. We believe our attendance levels for the three month period ended July 3, 2022 were unfavorably impacted by various factors including the full reopening of other family entertainment venues, general economic conditions impacting family budgets, and hotter than normal weather conditions, partially offset by higher levels of group attendance.

Segment Operating Margin

Our consolidated segment income from operations was $1.31 million for the three month period ended July 3, 2022, a decrease of $533,191, compared to $1.85 million for the three month period ended July 4, 2021. Our Georgia Park generated segment operating income of $1.29 million, a decrease of $434,148, primarily attributable to lower attendance based net sales, as well as higher compensation and benefits, advertising, insurance and general operating expenses. Our Missouri Park generated segment operating income of $76,589, a decrease of $81,830, primarily attributable to lower attendance based net sales, as well as higher advertising, compensation and benefits, and general operating expenses, partially offset by higher animal sales and a gain on asset sales. Our Texas Park generated a segment operating loss of $48,695, an increase of $17,213, primarily attributable to lower animal sales, and higher advertising and general operating expenses, partially offset by higher attendance based net sales and a loss on animal dispositions during the three months ended July 4, 2021.

Corporate Expenses

Corporate spending increased by $14,901 to $193,461 during the three month period ended July 3, 2022, primarily due to higher professional fees.

Legal Settlement Expense

Effective August 5, 2022, we agreed to pay $100,000 to two children of a former officer of the Company to settle a complaint alleging we were obligated to purchase life insurance of at least $540,000 for said officer. The Company recorded the cost of this settlement during the three month period ended July 3, 2022 and anticipates full payment by October 2, 2022. For additional information, see “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report.

Other Income, Net

Other income, net increased by $5,034, to $22,030, primarily attributable to higher mineral rights royalty income for our Texas Park.

Gain on Extinguishment of Debt

On May 25, 2021, we received notification the SBA approved our Wild Animal – Missouri Paycheck Protection Program (“PPP”) loan forgiveness application, resulting in a gain on extinguishment of debt totaling $64,617 for the three month period ended July 4, 2021.

Interest Expense

Interest expense for the three month period ended July 3, 2022 decreased by $26,154, to $65,804, primarily as a result of the lower interest rate associated with the June 2021 refinancing of our Synovus Bank (“Synovus”) term loan and scheduled principal payments on our term loans over the trailing 12 month period, as well as the retirement of the Aggieland Seller Note in June 2021, partially offset by imputed interest on a right of use asset.

Income Taxes

For the three month period ended July 3, 2022, we reported pre-tax income of $1.08 million. For the fiscal year ending October 2, 2022 we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 29.4%. Based on a year-to-date blend of federal and State of Georgia pre-tax income, we recorded an income tax provision of $284,600 for the three month period ended July 3, 2022.

Net Income and Income Per Share

For the three month period ended July 3, 2022, we reported net income of $718,712 or $0.01 per basic share and per fully diluted share, compared to a net income of $1.27 million or $0.02 per basic share and per fully diluted share, for the three month period ended July 4, 2021, resulting in a decrease of $548,121. This decrease in our net income is attributable to a $434,148 decrease in segment income for our Georgia Park, a $81,830 decrease in the segment income for our Missouri Park, a $17,213 increase in the segment loss for our Texas Park, a $14,901 increase in Corporate spending, a legal settlement expense of $100,000, and a $64,617 gain on extinguishment of debt in the three month period ended July 4, 2021, partially offset by an increase of $5,034 in other income, a $26,154 decrease in interest expense, as well as a $133,400 decrease in our income tax provision.

Results of Operations for the Nine Month Period Ended July 3, 2022 as Compared to Nine Month Period Ended July 4, 2021

Our 2022 fiscal year will be comprised of 52-weeks, compared to our 2021 fiscal year which was comprised of 53-weeks. The extra week in our 2021 fiscal year occurred during our first fiscal quarter. As such, attendance based sales analyses for the nine months ended July 3, 2022 will include comparable 39-week sales comparisons, in addition to reported sales comparisons.

The following table shows our consolidated and segment operating results for the nine month periods ended July 3, 2022 and July 4, 2021:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021
Total net sales	$5,166,869	$5,903,635	$1,040,003	$1,157,862	$1,468,785	$1,515,985	$7,675,657	$8,577,482
Segment income (loss) from operations	2,068,758	3,401,355	(498,443)	(1,768)	(210,087)	(26,948)	1,360,228	3,372,639
Segment operating margin %	40.0%	57.6%	-47.9%	-0.2%	-14.3%	-1.8%	17.7%	39.3%

Corporate expenses							(734,493)	(677,848)
Legal settlement							(100,000)	-
Other income, net							68,322	44,315
Gain on extinguishment of debt							-	189,988
Interest expense							(202,475)	(267,578)
Income before income taxes							$391,582	$2,661,516

Total Net Sales

Our total net sales for the nine month period ended July 3, 2022 were $7.68 million, a decrease of $901,825, compared to the nine month period ended July 4, 2021. Our Parks’ combined attendance based net sales decreased by $805,327 or 9.5%, and animal sales decreased by $96,498. On a comparable 39-week basis, our attendance based net sales decreased by $608,721 or 7.4%.

Our Georgia Park’s reported attendance based net sales decreased by $687,489 or 11.8%, to $5.16 million, while animal sales decreased by $49,278. Our Missouri Park’s reported attendance based net sales decreased by $133,316 or 11.6%, to $1.02 million while animal sales increased by $15,457. Our Texas Park’s attendance based net sales increased by $15,478 or 1.1%, to $1.47 million, while animal sales decreased by $62,677.

On a comparable 39-week basis, our Georgia Park’s attendance based net sales decreased by $554,937 or 9.7%, our Missouri Park’s attendance based net sales decreased by $108,197 or 9.6%, while our Texas Park’s attendance based net sales increased by $54,413 or 3.8%.

For the nine month period ended July 3, 2022, paid attendance at our Georgia and Missouri Parks decreased by approximately 20.3% and 22.6%, respectively, while paid attendance at our Texas Park increased 6.9%. On a comparable 39-week basis, paid attendance at our Georgia and Missouri Parks decreased by approximately 18.1% and 20.7%, respectively, while paid attendance at our Texas Park increased 9.6%. We believe our attendance levels for the nine month period ended July 3, 2022 were unfavorably impacted by various factors including the full reopening of other family entertainment venues, general economic conditions impacting family budgets, and weather conditions during the late spring and early summer, partially offset by higher levels of group attendance.

Segment Operating Margin

Our consolidated segment income from operations was $1.36 million for the nine month period ended July 3, 2022, a decrease of $2.01 million, compared to consolidated segment income from operations of $3.37 million for the nine month period ended July 4, 2021. Our Georgia Park generated segment operating income of $2.07 million, a decrease of $1.33 million, primarily attributable to lower attendance based net sales, as well as higher compensation and benefits, advertising, insurance and general operating expenses. Our Missouri Park generated a segment operating loss of $498,443, an increase of $496,675, primarily attributable to higher special event spending and lower attendance based net sales, as well as higher compensation and advertising expenses, partially offset by higher animal sales and gains on asset sales. Our Texas Park generated a segment operating loss of $210,087, an increase of $183,139, primarily attributable lower animal sales, as well as higher advertising, general operating, and depreciation expenses, and higher cost of sales, partially offset higher attendance based sales and losses on animal dispositions in the nine months ended July 4, 2021.

Corporate Expenses

Corporate spending increased by $56,645 to $734,493 during the nine month period ended July 3, 2022, primarily due to higher compensation, professional fee, travel and insurance expenses.

Legal Settlement Expense

Effective August 5, 2022, we agreed to pay $100,000 to two children of a former officer of the Company to settle a complaint alleging we were obligated to purchase life insurance of at least $540,000 for said officer. The Company recorded the cost of this settlement during the nine month period ended July 3, 2022 and anticipates full payment by October 2, 2022. For additional information, see “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report.

Other Income, Net

Other income, net increased by $24,007, to $68,322, primarily attributable to higher mineral rights royalty income for our Texas Park.

Gain on Extinguishment of Debt

During the nine months ended July 4, 2021, we received notification the SBA approved both our Wild Animal – Georgia and Wild Animal – Missouri Paycheck Protection Program (“PPP”) loan forgiveness applications, resulting in a gain on extinguishment of debt totaling $189,988.

Interest Expense

Interest expense for the nine month period ended July 3, 2022 decreased by $65,103, to $202,475, primarily as a result of the lower interest rate associated with the June 2021 refinancing of our Synovus term loan and scheduled principal payments on our term loans over the trailing 12 month period, as well as the retirement of the Aggieland Seller Note in June 2021, partially offset by imputed interest on a right of use asset.

Income Taxes

For the nine month period ended July 3, 2022, we reported a pre-tax income of $491,582. For the fiscal year ending October 2, 2022 we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 29.4%. Based on a year-to-date blend of federal and State of Georgia pre-tax income, we recorded an income tax provision of $172,200 for the nine month period ended July 3, 2022.

Net Income and Income Per Share

For the nine month period ended July 3, 2022, we reported a net income of $245,082 or $0.00 per basic share and per fully diluted share, compared to a net income of $2.03 million or $0.03 per basic share and per fully diluted share, for the nine month period ended July 4, 2021, resulting in a decrease of $1.79 million. The decrease in our net income is attributable to a $1.33 million decrease in segment income for our Georgia Park, a $496,675 increase in the segment loss for our Missouri Park, a $183,139 increase in the segment loss for our Texas Park, a $56,645 increase in Corporate spending, a legal settlement expense of $100,000, and a $189,988 gain on extinguishment of debt in the nine month period ended July 4, 2021, partially offset by an increase of $24,007 in other income, a $65,103 decrease in interest expense, as well as a $482,200 net decrease in our income tax provision.

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

Our working capital was $4.38 million as of July 3, 2022, compared to $5.70 million as of October 3, 2021. This decrease in working capital primarily relates to cash used for capital investments and financing activities, partially offset by cash provided by operating activities, during the nine month period ended July 3, 2022.

Total loan debt, including current maturities, as of July 3, 2022 was $5.45 million compared to $5.66 million as of October 3, 2021. The decrease in total loan debt during the nine month period ended July 3, 2022 is attributable to scheduled term loan payments, partially offset by a financing lease obligation.

As of July 3, 2022, we had equity of $14.87 million and total loan debt of $5.45 million, resulting in a debt to equity ratio of 0.37 to 1.0 compared to 0.39 to 1.0 as of October 3, 2021.

Operating Activities

Net cash provided by operating activities was $792,656 for the nine month period ended July 3, 2022, compared $2.34 million for the nine month period ended July 4, 2021, resulting in a net decrease of $1.55 million, primarily due to lower net income.

Investing Activities

Net cash used in investing activities was $1.46 million for the nine month period ended July 3, 2022, compared to $860,473 for the nine month period ended July 4, 2021. Our capital spending for the nine month period ended July 3, 2022 was $1.49 million, compared to $887,473 for the nine month period ended July 4, 2021.

Financing Activities

Net cash used in financing activities was $687,296 for the nine month period ended July 3, 2022, compared to $1.03 million for the nine month period ended July 4, 2021, resulting in an increase of $342,174.

During the nine months ended July 3, 2022, scheduled payments against our combined term loans totaled $526,433 and we made $160,863 of payments on a financing lease obligation.

In June 2021, we entered into the 2021 Term Loan for $1.95 million, using those proceeds to pay off the $930,222 outstanding balance of our 2018 Term Loan, as well as prepay $1.00 million against our 2020 Term Loan. In addition, on June 29, 2021, we paid off the $750,000. Aggieland Safari Seller Note. For the nine months ended July 4, 2021, scheduled payments against our combined term loans totaled $277,956.

Subsequent Events

On August 5, 2022, we agreed to pay $100,000 to settle a Complaint filed against us by two children of a former officer of the Company, seeking payment and damages related to an alleged Employment Agreement obligation. For more information regarding this matter, see “NOTE 9. COMMITMENTS AND CONTINGENCIES” herein.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended July 3, 2022 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On February 17, 2021, two children of James Meikle, our former President and Chief Operating Officer, filed a complaint (the “Complaint”) in the Eighth Judicial District Court, Clark County, Nevada (case no. A-21-829563-C), alleging we were obligated under Mr. Meikle’s Employment Agreement to purchase at least $540,000 of life insurance for Mr. Meikle, who passed away on November 28, 2018. The Complaint was seeking damages of $540,000, as well as interest and expenses. The trial date was set for August 15, 2022. Effective August 5, 2022, we agreed to pay the plaintiffs $100,000 to settle this Complaint and obtain a full release for any related complaints, causes of action or similar matters.

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

The rapid acceleration of the COVID-19 pandemic in the United States occurred at the beginning of the Company’s 2020 fiscal year high season. Effective April 3, 2020, both Parks were closed to the public as a result of shelter-in-place mandates in Georgia and Missouri. Additionally, prior to the Company’s acquisition of the Texas Park, its operations were also closed to the public for the majority of April 2020 due to a shelter-in-place mandate in Texas. In compliance with respective state issued guidelines, our Georgia Park reopened on May 1, 2020 and our Missouri Park reopened on May 4, 2020, with the drive-through portion of our Texas Park reopening on May 1, 2020 and the park was fully reopened on May 15, 2020. Since we reopened each of our Parks, attendance levels at each facility increased significantly for the balance of our 2020 fiscal year, which continued throughout our 2021 fiscal year, in comparison to pre-COVID 19 comparable periods. Attendance levels for the first 31 weeks of our 2022 fiscal year remain higher than comparable pre-COVID 19 periods but have declined versus the comparable 2021 period.

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

Natural disasters, public heath crises, epidemics, pandemics (such as the outbreak of COVID-19), terrorist activities, power outages or other events outside our control could disrupt our operations, impair critical systems, damage our properties or reduce attendance at our parks or require temporary park closures. Damage to our properties could take a long time to repair and there is no guarantee that we would have adequate insurance to cover the costs of repair or the expense of the interruption to our business. Furthermore, natural disasters such as fires, earthquakes or hurricanes may interrupt or impede access to our affected properties or require evacuations and may cause attendance at our affected properties to decrease for an indefinite period. For example, our Texas Park was closed for several weeks, experienced power outages and sustained property damage associated with winter storms in February 2021. The occurrence of such events could have a material adverse effect on our business, financial condition and results of operations.

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

PARKS! AMERICA, INC.

August 15, 2022	By:	/s/ Dale Van Voorhis
Dale Van Voorhis
Chief Executive Officer
(Principal Executive Officer)

