Form 10-K
period 2022-10-02
PARKS AMERICA, INC
filed 2022-12-15
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐. No ☒

The aggregate market value of the issued and outstanding stock held by non-affiliates of the registrant of the Company’s common stock as of April 3, 2022 (the last day of the most recently completed second quarter), was approximately $10,506,600. For purposes of the above statement only, all directors, executive officers and 10% stockholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of December 9, 2022, the issuer had 75,227,058 outstanding shares of Common Stock.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PRKA	OTCPink

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 2, 2022

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

Our parks are open year round, but experience increased seasonal attendance, typically beginning in the latter half of March through early September. Combined third and fourth quarter net sales were 62.1% and 60.3% of annual attendance based net sales for our 2022 and 2021 fiscal years, respectively. Since the acquisition of our Texas Park, the combined third and fourth quarter concentration of our sales has been reduced.

Our business plan includes expansion via the acquisition of additional local or regional theme parks and attractions. We believe acquisitions, if any, should not unnecessarily encumber the Company with additional debt that cannot be justified by current operations. We may also pursue contract management opportunities for themed attractions owned by third parties. By using a combination of equity, debt and other financing options, we intend to carefully monitor stockholder value in conjunction with the pursuit of growth.

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

On December 19, 2003, Royal Pacific Resources, Inc. acquired the assets of Great Western Parks LLC pursuant to a Share Exchange Agreement that set the stage for our current corporate structure and operating strategy. We changed the name of the Company to Great American Family Parks, Inc. The acquisition was accounted for as a “reverse acquisition” in which Great Western Parks was considered the acquirer of Royal Pacific Resources for reporting purposes. As of June 11, 2008, the Company changed its name from Great American Family Parks, Inc. to its current name, Parks! America, Inc. In addition, effective June 25, 2008, the Company’s quotation symbol on the OTCPink was changed from GFAM to PRKA.

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

Wild Animal, Inc. – Our Missouri Park

Wild Animal – Missouri purchased our Missouri Park as of March 5, 2008. Our Missouri Park is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and approximately 45 miles north of Branson. Our Missouri Park features a five-mile drive-through wild animal viewing area that opened in 1971. It is home to approximately 350 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout the natural habitat. Visitors can observe, photograph and feed the animals along the paved road that runs throughout the drive-through section of our Missouri Park’s natural habitat area. Some animals are contained in special fenced-in exhibit areas within the natural habitat, drive-through section of our Missouri Park and other animals are in a more traditional zoo-like walk through section of the park, the Walkabout Adventure Zoo, which also contains a reptile house, featuring reptiles from several continents.

Aggieland-Parks, Inc. – Our Texas Park

Aggieland Wild Animal – Texas acquired our Texas Park on April 27, 2020. Our Texas Park is situated on 250 acres of a 450-acre property, located approximately 25 miles northeast of Bryan/College Station, Texas and 120 miles northwest of downtown Houston. Our Texas Park features a two-and-a-half mile drive-through animal viewing area that opened in 2019. It is home to over 650 animals, birds and reptiles, comprised of over 70 species. The majority of the animals roam wild in a natural habitat. Visitors can observe, photograph and feed the animals along a crushed-gravel road that runs throughout the drive-through section of our Texas Park’s natural habitat area. Our Texas Park also includes a 20-acre Walkabout Adventure Zoo, featuring outdoor and indoor animal exhibits, a reptile house, two aviaries, extensive giraffe and tortoise encounter areas, an otter exhibit, and a large hippopotamus enclosure and pond.

Animal Park Operations

Park revenues are primarily derived from admission fees, food and beverage sales, gift shop and specialty item sales, and sales of animal food. During our 2022 fiscal year, we introduced private and semi-private animal keeper guided animal encounters at each of our parks. We also introduced vehicle rentals at our Missouri and Texas Parks, which have been a customer favorite at our Georgia Park for over a decade. Management’s plans to grow revenues at each of our parks include ongoing improvements to existing facilities, making each park more attractive to visitors and developing unused acreage. We also believe that increasing local and regional awareness of each park via advertising and promotion is a critical element of our revenue growth plans, especially for our Texas and Missouri Parks.

In addition to the animal environments, each of our parks contain a gift shop, a restaurant or concessions areas, and picnic areas. We sell food and beverages in our restaurants or concession areas, and a variety of items in our gift shops, including shirts, hats, educational books, toys and novelty items, many of which are animal themed. Our 2023 fiscal year plans include the continuing renovation of walk about animal habitats and enclosures, especially at our Georgia Park, completion of a new otter exhibit at our Missouri Park, and the completion of expanded food service capabilities and offerings at our Texas Park. Our plan to open a significant new giraffe exhibit at our Georgia Park during our 2022 fiscal year experienced delays due to a highly inflationary period for building materials and a challenging labor market. We remain committed to this showcase attraction and expect to make progress on this project during our 2023 fiscal year, however the opening date is still unknown. Increasing attendance, as well as increasing the per capita income generated in our gift shops and from concessions, continues to be a primary focus.

Most of the animals at each of our parks have been born on-site or domestically acquired. We rarely import animals and have not imported any animals in the past 10 years. Auctions and sales of animals across the United States occur often and we may acquire animals in these auctions if we see an opportunity to enhance the animal population at our parks. As a result of natural breeding, animal populations at our Parks tend to grow over time. Periodically, we sell surplus animals, and the proceeds are recorded as revenue. The periodic acquisition and sale of animals is also part of our herd and genetic management program. From time-to-time, we may also relocate animals between our parks as part of this program. Each park is subject to routine inspection by federal and state agencies. Each park maintains a high standard of animal care and has passed all recent inspections.

Employees

Our Georgia Park has approximately 25 full-time employees and engages a range of 20-35 additional part-time and seasonal employees. Our Missouri Park has approximately 12 full-time employees and engages in the range of 10-20 additional part-time and seasonal employees. Our Texas Park has approximately 14 full-time employees and engages in the range of 10-20 additional part-time and seasonal employees. We also engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good. Parks! America has three officers and one manager who oversee the strategy of the Company, the operations and capital investment activities of our Parks, as well as the overall financial activities, controls and reporting for the Company and each Park.

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

Risk Factors Relating to Our Business:

The COVID-19 pandemic or similar public health risks and measures taken in response thereto may have a material negative impact on our business, results of operations and cash flows, and financial condition. The extent of the impact is dependent upon future developments, which are highly uncertain and difficult to predict.

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

We implemented several measures to mitigate the impacts of the pandemic on our business and financial position. During the initial shutdown period, we reduced staffing, applied for and received Paycheck Protection Program loans and reduced discretionary spending. In addition, we delayed closing the Texas Park acquisition to renegotiate various terms, primarily focused on reducing the cash requirements of the acquisition in the subsequent year.

In early April 2020, our Georgia and Missouri Parks closed to the public due to shelter-in-place mandates. In addition, our Texas Park was closed to the public for the month prior to its acquisition, due to a shelter-in-place mandate. In compliance with respective state issued guidelines, each of our parks reopened in early May 2020. After reopening, attendance levels increased significantly at each of our parks for the balance of its 2020 fiscal year, which continued throughout our 2021 fiscal year in comparison to comparable pre-COVID-19 periods. While attendance based net sales remain higher compared to pre-COVID-19 periods, we experienced a decline in comparable year-over-year attendance based net sales and attendance for the last 22 weeks of our 2021 fiscal year and for our entire 2022 fiscal year, respectively.

As the COVID-19 pandemic illustrates, our future operations are dependent on factors outside of our knowledge or control, including the duration and severity of this pandemic or similar public health risks. While we have experienced attendance gains and strong cash flow in comparison to periods preceding the beginning of the COVID-19 pandemic, there may be longer-term negative impacts to our business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts may include changes in customer behavior and preferences, increases in operating expenses to meet consumer expectations and perceptions, limitations in our ability to recruit and maintain staffing, as well as increasing wages required retain and recruit staff. There is also the potential for attendance levels at our parks to moderate or decline as alternative entertainment venues are now open and consumers have broader travel and entertainment options.

The extent and duration of longer-term impacts of the COVID-19 pandemic or similar public health risks on customer perceptions of our parks are largely uncertain and dependent upon future developments that cannot be accurately predicted. There is no recent historical precedent that provides insights into the longer-term impacts that the COVID-19 pandemic will have on consumer behavior. As a result, the ultimate impact is highly uncertain and subject to change. We do not yet know the full extent COVID-19 will have on our overall business, results of operations and cash flows, and financial position. COVID-19 and the resulting economic disruptions have also led to significant volatility in the capital markets. As a smaller public company, our ability to access cash is already difficult and the impacts of COVID-19 on capital markets has likely negatively impacted our ability to raise additional capital at a reasonable cost.

General economic conditions may have an adverse impact on our business, financial condition or results of operations.

Our business and operating results can be impacted by a number of macroeconomic factors, including but not limited to consumer confidence and spending levels, tax rates, unemployment, consumer credit availability, raw materials costs, pandemics (such as the COVID-19 pandemic) and natural disasters, fuel and energy costs (including oil prices), and credit market conditions. The COVID-19 pandemic has severely impacted and will likely continue to impact many of these factors. A general economic slowdown or recession resulting in a decrease in discretionary spending could adversely affect the frequency with which guests choose to visit our parks and the amount that our guests spend when they visit. Our ability to source supplies, materials and services at reasonable costs and in a timely manner could be impacted by adverse economic conditions in the U.S. and abroad. For example, our ability to obtain gift shop merchandise had been adversely impacted by recent supply chain distributions at least in part attributed to collateral impacts from COVID-19. Similarly, our plans to open a new giraffe exhibit at out Georgia Park experienced delays during our 2022 fiscal year, in large part due building material price increases and labor storages in the construction industry.

Conditions beyond our control, including natural disasters or extreme weather, could damage our properties and could adversely impact attendance at our parks and result in decreased revenues.

Natural disasters, public heath crises, epidemics, pandemics, such as the outbreak of COVID-19, terrorist activities, power outages or other events outside our control could disrupt our operations, impair critical systems, damage our properties or reduce attendance at our parks or require temporary park closures. Damage to our properties could take a long time to repair and there is no guarantee that we would have adequate insurance to cover the costs of repair or the expense of the interruption to our business. Furthermore, natural disasters such as fires, earthquakes, hurricanes or extreme weather events linked to climate change, may interrupt or impede access to our affected properties or require evacuations and may cause attendance at our affected properties to decrease for an indefinite period. For example, our Texas Park was closed for several weeks, experienced power outages and sustained property damage associated with winter storms in February 2021. The occurrence of such events could have a material adverse effect on our business, financial condition and results of operations.

We cannot predict the frequency, duration or severity of these activities and the effect that they may have on our business, financial condition or results of operations.

The Theme Park Industry is highly competitive, and we may be unable to compete effectively.

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

We maintain a variety of business licenses issued by federal, state and local government agencies that are required to be renewed periodically. We cannot guarantee that we will be successful in renewing all our licenses on a periodic basis. The suspension, termination or expiration of one or more of these licenses could have a significant adverse effect on our revenues and profits. In addition, any changes to the requirements for any of our licenses could affect our ability to maintain the licenses.

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

Our business plan includes expansion via the acquisition of additional local or regional theme parks and attractions. There can be no assurance that we will be successful in acquiring and operating additional local or regional theme parks and attractions. Competition for acquisition opportunities in the theme park industry is intense as there are a limited number of parks within the United States that could reasonably qualify as acquisition targets for us. Our acquisition strategy is dependent upon, among other things, our ability to: identify acquisition opportunities; obtain debt and equity financing; and obtain necessary regulatory approvals. Our ability to pursue our acquisition strategy may be hindered if we are not able to successfully identify acquisition targets or obtain the necessary financing or regulatory approvals, including but not limited to those arising under federal and state antitrust and environmental laws.

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

Increased labor and employee benefit costs may negatively impact our results of operations. We also depend on a seasonal workforce, many of whom are paid at or near minimum wage.

Labor is a primary component in the cost of operating our business. Our ability to control labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates, unemployment levels, and health and other insurance costs, as well as the impact of legislation or regulations governing labor relations, minimum wage, and healthcare benefits. Furthermore, our operations are dependent in part on a seasonal workforce, many of whom are paid at or near minimum wage. We seek to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place for peak and low seasons; however, we may be unable to recruit and hire sufficient personnel to meet our business needs. In addition, we cannot guarantee that material increases in the cost of securing our workforce will not occur in the future. Increased state or federal minimum wage requirements, general wages or an inadequate workforce could have an adverse impact on our results of operations. We anticipate that the recent upward pressures on general wage rates may increase our salary, wage and benefit expenses in our 2023 fiscal year and beyond, and further legislative changes or competitive wage rates could continue to increase these expenses in the future.

Data privacy regulation and our ability to comply could harm our business.

We (or third parties on our behalf) collect, store and use personal information and other customer data we receive through online ticket sales, marketing, mailing lists, and guest reservations. There are multiple federal, state and local laws regarding privacy and protection of personal information and data, and these laws and regulations continue to evolve. For example, many states have passed laws requiring notification to customers when there is a security breach involving their personal data and multiple jurisdictions are considering legislation that may impose liability if a business fails to properly safeguard personal information of its customers. Maintaining compliance with applicable security and privacy regulations may increase our operating costs. While we believe our cybersecurity measures are adequate, if we were to experience a data breach, we could be subject to fines, penalties and/or costly litigation.

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

None

ITEM 2. PROPERTIES

The Company owns and operates the following wild animal theme parks:

Wild Animal Safari, Inc. – Our Georgia Park

Our Georgia Park is situated within a 200-acre portion of a 500-acre plot, which is owned by Wild Animal – Georgia, located approximately 75 miles southwest of Atlanta. Our Georgia Park features a three-mile drive-through animal viewing area that opened in 1991. It is home to over 500 animals, birds and reptiles, comprised of over 65 species. The majority of the animals roam wild in a natural habitat. Visitors can observe, photograph and feed the animals along the paved road that runs through the drive-through section of our Georgia Park’s natural habitat area. Some animals are contained in special fenced-in exhibit areas within the natural habitat, drive-through section of our Georgia Park, while others are in a more traditional zoo-like walk through section, the Walkabout Adventure Zoo, which also includes a reptile house, featuring reptiles from several continents. In addition to the animal environments, our Georgia Park contains a gift shop, a restaurant and picnic areas. During our 2022 fiscal year we implemented various animal exhibit and habitat improvements to the Walkabout Adventure Zoo section of our Georgia Park, with plans to continue the transformation of this area of the park in 2023.

Wild Animal, Inc. – Our Missouri Park

Our Missouri Park is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and approximately 45 miles north of Branson. Our Missouri Park features a five-mile drive-through wild animal viewing area that opened in 1971. It is home to approximately 350 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild throughout the natural habitat. Visitors can observe, photograph and feed the animals along the paved road that runs throughout the drive-through section of our Missouri Park’s natural habitat area. Some animals are contained in special fenced-in areas within the natural habitat, drive-through section of our Missouri Park and other animals are in a more traditional zoo-like atmosphere, the Walkabout Adventure Zoo, which also contains a reptile house, featuring reptiles from several continents. During our 2020 fiscal year we completed an expanded giraffe exhibit, which allows our guests to view and feed our giraffes year round. A new otter exhibit is scheduled to open at our Missouri Park during the second quarter of our 2023 fiscal year. Our Missouri Park also has a gift shop, a restaurant, and several party rooms for rental.

Aggieland-Parks, Inc. – Our Texas Park

Our Texas Park is situated on 250 acres of a 450-acre property, located approximately 25 miles northeast Bryan/College Station, Texas and 120 miles northwest of downtown Houston. Our Texas Park features a two-and-a-half mile drive-through animal viewing area that opened in 2019. It is home to over 650 animals, birds and reptiles, comprised of over 70 species. The majority of the animals roam wild in a natural habitat. Visitors can observe, photograph and feed the animals along a crushed-gravel road that runs throughout the drive-through section of our Texas Park’s natural habitat area. Our Texas Park also includes a 20-acre Walkabout Adventure Zoo, featuring outdoor and indoor animal exhibits, a reptile barn, two aviaries, extensive giraffe and tortoise encounter areas, an otter exhibit, and a large hippopotamus enclosure and pond. In addition, our Texas Park offers a gift shop, a covered individual and group dining area, several party rooms for rental, and a playground for young children and families. During our 2023 fiscal year, we anticipate the completion and opening of a restaurant and significantly expanded food service operations at our Texas Park.

ITEM 3. LEGAL PROCEEDINGS

On February 17, 2021, two children of James Meikle, our former President and Chief Operating Officer, filed a Complaint in the Eighth Judicial District Court, Clark County, Nevada (case no. A-21-829563-C), alleging we were obligated under Mr. Meikle’s Employment Agreement to purchase at least $540,000 of life insurance for Mr. Meikle, who passed away on November 28, 2018. The Complaint was seeking damages of $540,000, as well as interest and expenses. The trial date was set for August 15, 2022. Effective August 5, 2022, we agreed to pay the plaintiffs $100,000 to settle this Compliant and obtain a full release for any related complaints. The release was completed August 26, 2022, we issued payment for the settlement amount on August 31, 2022 and an order of dismissal was filed on September 19, 2022.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTCPink under the symbol “PRKA”. The table below sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on the OTCPink. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits. As of October 2, 2022, there were 75,124,087 shares outstanding held by approximately 3,200 stockholders of record. The number of stockholders of record does not reflect shares held beneficially or those shares held in “street” name.

		High	Low
2022	First Quarter	$0.740	$0.524
	Second Quarter	$0.630	$0.429
	Third Quarter	$0.530	$0.328
	Fourth Quarter	$0.475	$0.320
2021	First Quarter	$0.480	$0.310
	Second Quarter	$0.478	$0.380
	Third Quarter	$0.850	$0.370
	Fourth Quarter	$0.930	$0.600

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our consolidated financial statements for the fiscal year ended October 2, 2022 provided in this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

Our parks are open year round, but experience increased seasonal attendance, typically beginning in the latter half of March through early September. Combined third and fourth quarter net sales were 62.1% and 60.3% of annual attendance based net sales for our 2022 and 2021 fiscal years, respectively. Since the acquisition of our Texas Park, the combined third and fourth quarter concentration of our sales has been reduced.

The table below outlines our annual net sales, reported and adjusted income before income taxes, earnings before interest, taxes, depreciation and amortization (“EBITDA”), and net cash provided by operating activities for the last five fiscal years. For the past several years, our Georgia Park has benefitted from a number of positive factors including strong and stable management, the addition of online ticket sales in June 2015, growth and positive economic conditions in the greater Atlanta area, as well as positive guest perceptions of this park. Our strong results through fiscal 2019 and the resulting improvements in our financial position provided us with the resources to pursue and ultimately complete the Aggieland Safari acquisition.

	Fiscal Year
	2022	2021	2020	2019	2018
Total net sales	$10,741,417	$11,862,491	$9,507,264	$6,184,254	$6,046,758
% change	-9.5%	24.8%	53.7%	2.3%	-3.1%
Reported income before income taxes	1,030,291	3,680,546	3,693,869	1,495,438	1,422,592
% change	-72.0%	-0.4%	147.0%	5.1%	-30.1%
% of total net sales	9.6%	31.0%	38.9%	24.2%	23.5%
Adjusted income before income taxes (*)	1,130,291	3,490,558	3,669,496	1,575,882	1,553,124
% change	-67.6%	-4.9%	132.9%	1.5%	-20.6%
% of total net sales	10.5%	29.4%	38.6%	25.5%	25.7%
EBITDA	2,168,161	4,620,623	4,457,682	2,138,546	2,188,851
% change	-53.1%	3.7%	108.4%	-2.3%	-17.1%
% of total net sales	20.2%	39.0%	46.9%	34.6%	36.2%
Net cash provided by operating activities	1,540,719	3,308,718	3,680,401	1,858,158	1,767,243
% change	-53.4%	-10.1%	98.1%	5.1%	-3.3%
% of total net sales	14.3%	27.9%	38.7%	30.0%	29.2%

* - Excludes a $100,000 legal settlement charge in 2022, a $189,988 gain on extinguishment of debt in 2021, $24,373 of tornado related insurance proceeds in 2020, $80,444 of tornado damage asset write-offs and costs in 2019, and $130,532 of deferred financing costs write-offs in 2018.

EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles (“GAAP”) and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. We believe that EBITDA is a meaningful measure as it is widely used by analysts, investors and comparable companies in our industry to evaluate our operating performance on a consistent basis, as well as more easily compare our results with those of other companies in our industry. We also believe EBITDA is a meaningful measure of park-level operating profitability. EBITDA is a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under GAAP.

The following table provides a reconciliation of our reported income before income taxes to our EBITDA for our five most recent fiscal years:

	Fiscal Year
	2022	2021	2020	2019	2018
Reported income before income taxes	$1,030,291	$3,680,546	$3,693,869	$1,495,438	$1,422,592
Interest expense	261,621	335,944	182,926	76,003	177,828
Depreciation and amortization	782,987	704,016	576,139	453,968	425,647
(Gain) loss on disposal of operating assets, net	(6,738)	90,105	29,121	32,693	32,252
Legal settlement	100,000	-	-	-	-
Gain on extinguishment of debt	-	(189,988)	-	-	-
Tornado damage and expenses, net	-	-	(24,373)	80,444	-
Write-off of loan fees - prepayment	-	-	-	-	130,532
EBITDA	$2,168,161	$4,620,623	$4,457,682	$2,138,546	$2,188,851

In response to the outbreak of the COVID-19 pandemic, governmental authorities throughout the United States implemented a variety of containment measures with the objective of slowing the spread of the virus, including travel restrictions, shelter-in-place orders and business shutdowns. We implemented several measures to mitigate the impacts of the pandemic on our business and financial position. During the initial shutdown period, we reduced staffing, applied for and received Paycheck Protection Program (“PPP”) loans and reduced discretionary spending. In addition, we delayed closing the Texas Park acquisition to renegotiate various terms, primarily focused on reducing the cash requirements of the acquisition in the subsequent year.

In early April 2020, our Georgia and Missouri Parks closed to the public due to shelter-in-place mandates. In addition, our Texas Park, was closed to the public for the month prior to its acquisition, due to a shelter-in-place mandate. In compliance with respective state issued guidelines, each of our parks reopened in early May 2020. After reopening, attendance levels increased significantly at each of our parks for the balance of our 2020 fiscal year, which continued throughout our 2021 fiscal year in comparison to comparable pre-COVID-19 periods. We experienced a decline in comparable year-over-year attendance based net sales and attendance for the last 22 weeks of our 2021 fiscal year and for our entire 2022 fiscal year, respectively.

While we experienced a comparable 52-week attendance-based sales decline for our 2022 fiscal year compared to the elevated pandemic levels, our overall sales remain at significantly higher levels when compared to pre-COVID-19 periods. On a combined basis, attendance-based sales of our Georgia and Missouri Parks for our 2022 fiscal year were up approximately 43.0% compared to the comparable pre-COVID-19 2019 fiscal year, which we believe illustrates a significant increase in local and regional awareness of each park, a critical development with positive long-term ramifications for our business. (Note, our Texas Park, acquired on April 27, 2020, originally opened in May 2019; therefore, a full year of sales is not available for pre-COVID-19 periods).

Although we have experienced attendance gains and strong cash flows subsequent to the reopening our of parks after the initial closures at the beginning of the pandemic, there may be longer-term negative impacts to the Company’s business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts may include changes in customer behavior and preferences, increases in operating expenses to meet consumer expectations and perceptions, limitations in our ability to recruit and maintain staffing, as well as increasing wages required retain and recruit staff. There is also the potential for attendance levels at our parks to moderate or decline as alternative entertainment venues are now open and consumers have broader travel and entertainment options.

We are committed to leveraging the strong operating model we have established at our Georgia Park at all three of our properties, with a focus on increasing attendance through enhanced marketing efforts and focused capital investments, as well as continuing to prudently increase the average revenue generated per guest visit via concession and gift shop revenues. Among our highest priorities over the next several years is continuing the integration of our Texas Park, continual enhancement of the overall guest experience at each of our parks, as well as the introduction new programming and enhanced marketing efforts. As our Texas Park first opened to the public in May 2019, we believe there remains tremendous potential to increase attendance by increasing the local and regional awareness of this facility via advertising and promotion. We are pleased with the expanded attendance at our Missouri Park since it reopened in May 2020 and plan on leveraging the increased exposure of this facility to continue to build on this recent success.

Our 2023 fiscal year capital investment plan remains elevated versus historical levels, however, is lower than the $1.84 million record level of capital spending during our 2022 fiscal year. Our 2023 capital plan targets substantial guest-facing enhancements at all three of our parks, delivering a marketable attraction at each property and setting the stage for longer-term master planning and optimization at every park. Our plan to open a significant new giraffe exhibit at our Georgia Park during our 2022 fiscal year experienced delays due to a highly inflationary period for building materials and a challenging labor market. We remain committed to this showcase attraction and expect to make progress on this project during our 2023 fiscal year, however the opening date is still unknown. Our 2023 projected capital investment spending will again be fully funded from our existing cash and continues to demonstrate our commitment to building for long-term, sustainable growth.

Our long-term business plan also includes expansion via the acquisition of additional local or regional theme parks and attractions. We believe acquisitions, if any, should not unnecessarily encumber the Company with additional debt that cannot be justified by current operations. We may also pursue contract management opportunities for themed attractions owned by third parties. By using a combination of equity, debt and other financing options, we intend to carefully monitor stockholder value in conjunction with the pursuit of growth.

Strong annual operating cash flow over the past several fiscal years has provided us with incremental cash flow, provided us with the financial strength to complete the Aggieland Safari acquisition and has funded a significant increase in capital investment. However, our current size and operating model leave us little room for error. Any future capital raised by us is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, us may not be sufficient to fund our capital and liquidity needs for the near-term.

Consolidated and Segment Results of Operations for the Year Ended October 2, 2022 as Compared to the Year Ended October 3, 2021

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

Our 2022 fiscal year was comprised of 52-weeks, compared to our 2021 fiscal year which was comprised of 53-weeks. Therefore, in addition to full year reported attendance based sales comparisons, attendance based sales analyses will include comparable 52-week sales comparisons.

The following table shows our consolidated and segment operating results for the years ended October 2, 2022 and October 3, 2021:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021
Total net sales	$7,086,232	$8,067,808	$1,691,602	$1,792,112	$1,963,583	$2,002,571	$10,741,417	$11,862,491
Segment income (loss) from operations	2,895,820	4,517,649	(344,404)	202,597	(254,834)	(62,922)	2,296,582	4,657,324
Segment operating margin %	40.9%	56.0%	-20.4%	11.3%	-13.0%	-3.1%	21.4%	39.3%

Corporate expenses							(995,946)	(896,136)
Other income, net							91,276	65,314
Legal settlement							(100,000)	-
Gain on extinguishment of debt							-	189,988
Interest expense							(261,621)	(335,944)
Income before income taxes							$1,030,291	$3,680,546

Total Net Sales

The Company’s total net sales for the year ended October 2, 2022 decreased by $1.12 million, to $10.74 million compared to $11.86 million for the year ended October 3, 2021. Our Parks’ combined attendance based net sales decreased by $1.05 million or 9.0%, and animal sales decreased by $75,607. On a comparable 52-week basis, our attendance based net sales decreased by $848,862 or 7.4%.

On a reported basis, our Georgia Park’s attendance based net sales decreased by $881,252 or 11.1%, to $7.07 million, our Missouri Park’s attendance based net sales decreased by $101,592 or 5.7%, to $1.67 million, and our Texas Park’s attendance based sales decreased by $62,623 or 3.2%, to $1.88 million.

On a comparable 52-week basis, our Georgia Park’s attendance based net sales decreased by $748,701 or 9.6%, our Missouri Park’s attendance based net sales decreased by $76,473 or 4.4%, and our Texas Park’s attendance based sales decreased by $23,688 or 1.2%. On comparable 52-week basis, paid attendance at our Georgia Park decreased by approximately 17.9%, paid attendance our Missouri Park decreased by approximately 15.7%, while paid attendance at our Texas Park increased by approximately 2.2%.

Segment Operating Margin

Our consolidated segment operating margin decreased $2.36 million, resulting in segment income from operations of $2.30 million for the year ended October 2, 2022 compared to segment income from operations of $4.66 million for the year ended October 3, 2021. Our Georgia Park’s segment income was $2.90 million, a decrease of $1.62 million, principally attributable to lower attendance based net sales and lower animal sales, as well as higher compensation and benefits, advertising, insurance and general operating expenses, partially offset by higher margins on gift shop and food service sales. Our Missouri Park generated a segment operating loss of $344,404, a net decrease of $547,001, primarily attributable to lower attendance based net sales, as well as higher special event, advertising, compensation, depreciation and general operating expenses, partially offset by gains on asset dispositions. Our Texas Park generated a segment loss of $254,834, an increase of $191,912, primarily attributable lower attendance based net sales, as well as higher advertising, benefits, insurance, depreciation and general operating expenses, partially offset by higher animal sales, higher margins on gift shop and food service sales, and lower losses on asset dispositions.

Corporate Expenses

Corporate spending increased by $99,810 to $995,946 during the year ended October 2, 2022, primarily due to higher professional fees, compensation and benefits, travel and insurance expenses.

Legal Settlement Charge

Effective August 5, 2022, we agreed to pay $100,000 to two children of a former officer of the Company to settle a complaint alleging we were obligated to purchase life insurance of at least $540,000 for said officer. The release was obtained, and the full payment was made prior to October 2, 2022. For additional information, see “Note 8. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Other Income, Net

Other income, net, was $91,276 for the year ended October 2, 2022, an increase of $25,962, primarily attributable to higher mineral rights royalty income for our Texas Park.

Gain on Extinguishment of Debt

During the year ended October 3, 2021, we received notification the SBA approved both of our PPP loan forgiveness applications, resulting in a gain on extinguishment of debt totaling $189,988.

Interest Expense

Interest expense for the year ended October 2, 2022 was $261,621, a decrease of $74,323, primarily as a result of the lower interest rate associated with the June 2021 refinancing of our Synovus term loan and scheduled principal payments on our term loans over the trailing 12 month period, as well as the retirement of the Aggieland Seller Note in June 2021.

Income Taxes

For the year ended October 2, 2022, we generated income before income taxes of $1.03 million and recorded a tax provision of $302,800, for an effective tax rate of approximately 29.4%, which was unfavorably impacted by state income taxes due to operating losses for our Missouri and Texas Parks. For the year ended October 3, 2021, we generated income before income taxes of $3.68 million and recorded a tax provision of $882,000, for an effective tax rate of approximately 24.0%, which was favorably impacted by the non-taxable PPP loan forgiveness. For additional information, see “Note 7. Income Taxes” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Net Income and Income Per Share

Our reported net income for the year ended October 2, 2022 was $727,491 or $0.01 per basic share and per fully diluted share, a decrease of $2.07 million or $0.03 per basic and fully diluted share, as compared with reported net income of $2.80 million or $0.04 per basic share and per fully diluted share, for the year ended October 3, 2021.

	For the year ended
	October 2, 2022	October 3, 2021
Net income	$727,491	$2,798,546
Legal settlement	100,000	-
Tax impact - legal settlement	(27,000)	-
Gain on extinguishment of debt	-	(189,988)
Adjusted net income	$800,491	$2,608,558

As shown in the table above, several one-time items impacted our year-over-year reported net income comparison. Our 2022 fiscal year included a legal settlement charge of $100,000. Our 2021 fiscal year included a gain on extinguishment of debt totaling $189,988. Management believes that adjusted net income, excluding one-time items, should be considered in evaluating the ongoing operating performance of our business. Excluding the after-tax effect of these items, our 2022 and 2021 fiscal year adjusted net income would have been $800,491 and $2.61 million, respectively, resulting in a decrease in adjusted net income of $1.81 million. The decrease in our adjusted net income is attributable to a $1.62 million decrease in the segment income for our Georgia Park, a $547,001 net decline in the segment income for our Missouri Park, a $191,912 increase in the segment loss for our Texas Park, a $99,810 increase in Corporate expenses, partially offset by a $74,323 decrease in interest expense, a $25,962 increase in other income and a $552,200 decrease in our adjusted income tax provision.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Historically, our slow season starts after Labor Day in September and runs until Spring Break, which typically begins toward the end of March. The first and second quarters of our fiscal year have historically generated negative cash flow, requiring us to use cash generated from prior fiscal years, as well as borrowing on a seasonal basis, to fund operations and prepare our Parks for the busy season during the third and fourth quarters of our fiscal year. As a result of our improved cash position, during our 2022 and 2021 fiscal years we did not utilize any seasonal borrowing.

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

Our working capital was $4.67 million as of October 2, 2022, compared to $5.70 million as of October 3, 2021. The year-over-year decrease in working capital primarily reflects cash used for capital investments and scheduled term loan payments, partially offset by cash generated by operating activities during our 2022 fiscal year.

Total loan debt, including current maturities, as of October 2, 2022 was $4.96 million compared to $5.66 million as of October 3, 2021. The year-over-year decrease in total loan debt the result scheduled term loan payments during our 2022 fiscal year.

As of October 2, 2022, we had equity of $15.35 million and total loan debt of $4.96 million, resulting in a debt to equity ratio of 0.32 to 1.0, compared to 0.39 to 1.0 as of October 3, 2021.

Operating Activities

Net cash provided by operating activities was $1.54 million for our 2022 fiscal year, compared to $3.31 million, for our 2021 fiscal year, resulting in a decrease of $1.77 million, principally due to lower net income.

Investing Activities

Our 2022 fiscal year included $1.84 million of capital improvements, compared to $988,901 spent on capital improvements during our 2021 fiscal year, representing an increase of $850,490.

During our 2022 fiscal year, property and equipment investing at our Georgia Park included various animal acquisitions, additions to animal shelters and exhibits, the addition of a guest party pavilion, enhancements to and expansion of our food service capabilities, improvements to our gift shop, annual improvements to our drive-through roads, and spending on annual requirements for our rental vehicle fleet. For our Missouri Park, 2022 fiscal year property and equipment investments included various animal acquisitions, the addition of a new otter exhibit scheduled to open in our 2023 fiscal year, renovations of various animal shelters and exhibits, ground and electrical improvements to support a new Christmas Lights display, enhancements to and expansion of our food service capabilities, the addition of playground equipment in the walkabout section, and the acquisition of various equipment. For our Texas Park, 2022 fiscal year property and equipment investments included various animal acquisitions, the addition of and enhancements to various animal shelters, the acquisition of several vehicles for customer rental and related service equipment, other equipment additions, and various improvements focused on introducing expanded food service operations, expected to fully launch in fiscal 2023.

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

Financing Activities

Net cash used in financing activities was $866,193 for the year ended October 2, 2022, compared to $1.20 million for the year ended October 3, 2021, resulting in a decrease of $333,969.

During our 2022 fiscal year, cash used in financing activities was for scheduled payments on our term loans, as well as principal payments on a financing lease obligation prior to its termination in September 2022.

In June 2021, we entered into the 2021 Term Loan for $1.95 million, using those proceeds to pay off the $1.02 million outstanding balance of our 2018 Term Loan. Combined with additional cash, we used the net remaining proceeds of the 2021 Term Loan to prepay $1.0 million against our 2020 Term Loan. In addition, on June 29, 2021, we paid off the $750,000 Aggieland Safari Seller Note. Excluding the $1.0 million prepayment of the 2020 Term Loan, net principal payments against our combined term loans totaled $448,648 for the year ended October 3, 2021.

Borrowing Agreements

On June 18, 2021, through our wholly owned subsidiary Wild Animal – Georgia, we completed a refinancing transaction (the “2021 Refinancing”) with Synovus Bank. The 2021 Refinancing included a term loan in the original principal amount of $1.95 million. The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. We paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was$1.64 million as of October 2, 2022.

On April 27, 2020, through our wholly owned subsidiary Aggieland-Parks Inc., we acquired Aggieland Wild Animal – Texas. This acquisition was financed with the “2020 Term Loan” from First Financial Bank (“First Financial”) and the “Aggieland Seller Note ” (as defined below). The 2020 Term Loan in the original principal amount of $5.0 million from First Financial is secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, and required interest only monthly payments through April 2021. The 2020 Term Loan requires monthly payments of approximately $53,213 beginning in May 2021. We paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the incremental proceeds of the 2021 Term Loan, combined with additional funds, to paydown $1.0 million against the 2020 Term Loan, which had an outstanding balance of $3.37 million as of October 2, 2022.

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

Subsequent Events

Effective November 14, 2022, Lisa Brady was appointed as the Company’s President and CEO, replacing Dale Van Voorhis, who had been serving as interim President and CEO since June 1, 2022. Among other duties, Ms. Brady is responsible for leading the day-to-day operations of the Company, evaluating and recommending strategic initiatives, as well as working with the management team to implement and execute approved strategic growth initiatives. Mr. Van Voorhis will continue as Chairman of the Company’s Board of Directors and as a special advisor to Ms. Brady.

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

Revenue Recognition

We recognize revenues when a performance obligation has been satisfied by transferring control of promised services or products to our guests/customers in an amount that reflects the amount we have received or expect to receive in exchange for those services or products. Park admission revenues for annual passes and memberships are deferred and recognized as revenue on a pro-rata basis over the term of the pass or membership. Park admission fee revenues from advance online ticket purchases are deferred until the customers’ visit to the parks. Advance online tickets can generally be used anytime during the one year period from the date of purchase. Revenues from retail and concession sales are generally recognized upon the concurrent receipt of payment and delivery of goods to the customer. Sales taxes billed and collected are not included in revenue.

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

Significant judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We record deferred tax assets, primarily resulting from net operating loss carry-forwards to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. In the event we determine it is more likely than not we will not realize our deferred tax assets we establish a valuation allowance.

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

Management based its assessment of the Company’s internal control over financial reporting on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting are effective as of October 2, 2022.

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as of October 2, 2022.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Title
Lisa Brady	36	Chief Executive Officer and Director
Todd R. White	60	Chief Financial Officer and Director
Mark Whitfield	61	Executive Vice President
Dale Van Voorhis	81	Chairman of the Board of Directors
John Gannon	65	Director
Charles Kohnen	55	Director
Jeffery Lococo	65	Secretary and Director
Rick Ruffolo	54	Director

Lisa Brady

Lisa Brady was appointed President and Chief Executive Officer of the Company effective November 14, 2022. Ms. Brady has served as a Director of the Company since November 2021. Ms. Brady brings more than a decade of experience in the entertainment, leisure, and hospitality industry with executive-level experience in strategic planning, mergers and acquisitions, investor relations, financial modeling, and real estate development. For the decade proceeding her joining the Company, Ms. Brady served in a variety of leadership roles of increasing responsibility with Cedar Fair Entertainment Company including investor relations, strategic planning, M&A activities, resort and adjacent development and implementation of key growth initiatives. Prior to joining Cedar Fair Entertainment, Ms. Brady was a sell-side analyst at KeyBank Capital markets, covering the fitness, leisure and hospitality sector. Ms. Brady graduated summa cum laude from Penn State University and received the John Zahniser Female Scholar Athlete Award.

Todd R. White

Todd R. White was appointed the Chief Financial Officer of Parks! America in May 2013 and has served as a Director of the Company since January 2014. Prior to joining the Company, from 1992 through 2011, Mr. White was an executive with The Scotts Miracle-Gro Company in a variety of roles, and served most recently as its Vice President, Global Controller from 2005 through 2011. Mr. White was with Price Waterhouse in Cincinnati, Ohio from 1986 to 1992. He received a B.A. in business administration from The Ohio State University and an MBA from the University of Wisconsin-Madison. He currently serves on the Board of Managers of Spring Brook Farm Cheese, LLC, which is wholly owned by the Farms for City Kids Foundation.

Mark Whitfield

Mark Whitfield joined Parks! America, Inc. and was appointed Executive Vice President in September 2020. Mr. Whitfield’s 43 year amusement park career began in 1979 at Six Flags Theme Parks, where he was Manager of Games & Attractions, and Merchandise and Director of Revenue at six of the current and former Six Flags parks. Most recently, Mr. Whitfield was a Senior Director of Revenue at PARC Management in Jacksonville, and for the last 10 years as General Manager at Palace Entertainment parks in San Dimas, California and in the Wisconsin Dells. He is very active in the community and served with distinction as an elected Village Trustee in Lake Delton, Wisconsin, President and Board Chair of the Sauk County, Economic Development Corporation, co-Commissioner of the Baraboo-Dells Airport, as well as serving on the Board of Directors at the San Dimas Chamber of Commerce and the Wisconsin Dells Visitors & Convention Bureau. Mr. Whitfield brings extensive experience and consistent positive results in financial/EBITDA growth, employee development, marketing, operations and in-park revenue. Mr. Whitfield has BA in Communication and Political Science and a Master of Liberal Arts from Houston Baptist University.

Dale Van Voorhis

Dale Van Voorhis currently serves as Chairman of the Company’s Board of Directors and as a special advisor to the CEO. Mr. Van Voorhis served as the Company’s interim President and CEO from June 1, 2022 until November 14, 2022. Mr. Van Voorhis served as the Company’s CEO from January 2011 through May 2022. Mr. Van Voorhis was re-appointed to our Board of Directors in March 2009 and served as the Company’s Chief Operating Officer from March 2009 until January 2011. Mr. Van Voorhis previously served the Company in various management and board of director roles from December 2003 through December 2006. In addition, Mr. Van Voorhis has been the President of Amusement Business Consultants, Inc., an amusement industry consulting company since its inception in 1994. Mr. Van Voorhis was President and CEO of Funtime Parks Inc. (“Funtime”) from 1982 until 1994. Funtime consisted of three parks in New York and Ohio, and they generated total attendance of 2.6 million visitors in 1993. Funtime sold the three parks for $60 million in 1994. Mr. Van Voorhis has over 55 years of experience in the amusement/entertainment industry.

John Gannon

John Gannon has served as a Director of the Company since December 2019 and was appointed Chairman of the Audit Committee in June 2021. Mr. Gannon has 33 years of experience in the amusement park, water park, and zoo industry. After 14 years of service, Mr. Gannon retired from the Columbus Zoo and Aquarium in January 2020, most recently serving as its Senior Vice President responsible for managing all for profit ventures, including its water park, its amusement park section and its golf course. Prior to joining the Columbus Zoo and Aquarium, Mr. Gannon was with Six Flags, Premier Parks and Funtime Inc. for a combined total of 19 years. During his time with Six Flags, Mr. Gannon served as Vice President of Finance, with responsibility over the eastern United States and Europe. Mr. Gannon started his career as a CPA with Ernst & Young. Mr. Gannon is a member of the International Association of Amusement Parks and Attractions (“IAAPA”) and the World Waterpark Association (WWA). In 2017, Governor John Kasich appointed Mr. Gannon to the Ohio Department of Agriculture Advisory Board on Amusement Ride Safety. Mr. Gannon earned a Bachelor of Science degree in Accounting from the University of Akron.

Charles Kohnen

Charles Kohnen has served as a Director of the Company since October 2010. Mr. Kohnen has a diverse business background including experience with planning and executing management strategies for turnaround companies. From 1998 to 2006 he was Managing Partner of Kohnen Realty Co., a real estate and stock investment company that he co-founded, where he was responsible for all aspects of the business including the coordination of all legal, accounting and buyout matters. Mr. Kohnen has also served as Chairman of a privately held restaurant located in Cincinnati, Ohio. Mr. Kohnen also serves on the Board of one non-profit organization and earned a Bachelor of Science degree in General Business from Miami University in Oxford, Ohio.

Jeffery Lococo

Jeffery Lococo has served as a Director of the Company since May 2006 and was appointed Secretary of the Company in January 2011. Mr. Lococo is President of Lococo Company LLC, an industry-leading consulting firm in the amusement and resort industry segment. Mr. Lococo began his career with the Marriott Corporation theme park division and progressed through middle management to General Manager level in 1990 with Funtime. From 1994 to 2000, Mr. Lococo held various executive vice president level positions with Six Flags Inc. Mr. Lococo joined Great Wolf Resorts Inc. in March of 2000 as General Manager of Great Wolf Lodge Sandusky, Ohio, and in 2005, was promoted to Corporate Vice President of Resort Operations for all Great Wolf Lodge Resorts. Mr. Lococo has over 35 years of experience in the theme/water park, entertainment and hospitality industry.

Rick Ruffolo

Rick Ruffolo has served as a Director of the Company since November 2021 and was appointed Chairman of the Strategic Growth Committee in May 2022. Mr. Ruffolo has over three decades of consumer goods, specialty retail, marketing, innovation, and executive leadership experience. In his first twenty years, Mr. Ruffolo held brand management roles at P&G, SC Johnson, and Nestle Purina, as well as senior executive roles leading the brand, marketing, and innovation departments at Yankee Candle and Bath & Body Works where he received multiple patents including for the multi-billion dollar launch of the Wallflowers home fragrance business. Over the last eleven years, as CEO & President, Mr. Ruffolo has led the successful turnaround and growth of several private equity-backed portfolio companies including Sensible Organics, CR Brands, Enviroscent, and Phelps Pet Products. Mr. Ruffolo is a dual citizen of the U.S. and Italy, was a NCAA Division I athlete and graduated summa cum laude in marketing and business administration from the University of Dayton, and received his MBA with honors from Washington University in St. Louis.

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

Audit Committee

Our Audit Committee is responsible for: (1) overseeing the accounting and financial reporting processes of the Company, including the audits of the Company’s consolidated financial statements; (2) appointing, compensating and overseeing the work of the independent registered public accounting firm employed by the Company; (3) assisting the Board in its oversight of: (a) the integrity of the Company’s consolidated financial statements and (b) the independent registered public accounting firm’s qualifications and independence; and (4) undertaking the other matters required by applicable rules and regulations of the SEC. Our Audit Committee is comprised of three directors, John Gannon (Chairman), Charles Kohnen, and Dale Van Voorhis. The Board has determined that John Gannon qualifies as an “audit committee financial expert” as that term is defined in the applicable SEC Rules.

Our Audit Committee met four times in the twelve-month period ended October 2, 2022.

Compensation Committee

Our Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. The Compensation Committee is composed of three directors, John Gannon, Charles Kohnen, and Jeffery Lococo (Chairman).

Our Compensation Committee met eight times during the twelve-month period ended October 2, 2022.

Strategic Growth Committee

Our Strategic Growth Committee was established effective May 31, 2022 and is responsible for: (1) working with the CEO to lead the development of a strategic plan and associated periodic updates, and annual goal setting; and (2) leading or assisting in the process of recruitment and hiring of key Company personnel. The Strategic Growth Committee is composed of three directors, Charles Kohnen, Rick Ruffolo (Chairman) and Dale Van Voorhis, and Lisa Brady works closely with this Committee

Our Strategic Growth Committee met eight times during the twelve-month period ended October 2, 2022.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our other executive officers, for the years ended October 2, 2022, October 3, 2021 and September 27, 2020.

Name & Principal		Salary	Bonus	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Dale Van Voorhis	2022	100,000	20,000	10,000				56	130,056
Chief Executive Officer and	2021	100,000	25,000	10,000				6	135,006
Director	2020	93,333	20,000	8,500				-	121,833
Mark Whitfield	2022	142,500	30,000	10,000				3,466	185,966
Executive Vice President	2021	135,000	-	-				290	135,290
	2020	2,596	10,000	-				-	12,596
Michael D. Newman (1)	2022	14,000	-	-				-	14,000
Vice President of Safari	2021	108,000	25,000	-				3,661	136,661
Operations	2020	102,167	17,000	-				5,492	124,659
Todd R. White	2022	90,000	20,000	10,000				3,466	123,466
Chief Financial Officer and	2021	86,250	25,000	10,000				290	121,540
Director	2020	73,750	20,000	8,500				-	102,250

(1) Effective October 31, 2021, Mr. Newman resigned his employment with the Company.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended October 2, 2022.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	Shares/($)	($)	($)	($)	($)	($)
Dale Van Voorhis	$10,000	-	-	-	-	-	$10,000
		$-
Lisa Brady	-	4,018	-	-	-	-	$2,222
		$(2,222)
John Gannon	$5,000	13,562	-	-	-	-	$12,500
		$(7,500)
Charles Kohnen	-	18,083	-	-	-	-	$10,000
		$(10,000)
Jeffery Lococo	-	27,124	-	-	-	-	$15,000
		$(15,000)
Richard Ruffolo	-	4,018	-	-	-	-	$2,222
		$(2,222)
Todd R. White	-	18,083	-	-	-	-	$10,000
		$(10,000)

Since our 2020 fiscal year, our annual director compensation is based on a dollar award, with each director provided the option of receiving that compensation in all Shares, all cash or a combination thereof.

Employment Agreements

Effective November 14, 2022, the Company and Lisa Brady, the Company’s President and Chief Executive Officer, entered into an employment agreement (the “Brady Employment Agreement”). Pursuant to the Brady Employment Agreement, Ms. Brady receives an initial base annual compensation in the amount of $175,000 per year, subject to annual review by the Board of Directors. Ms. Brady is entitled to receive an annual Performance Incentive of up 25% of her base annual compensation, subject to performance milestones. Ms. Brady is also scheduled to receive awards of shares of Company stock, $50,000 after the first ninety days of employment, and $50,000, $60,000, $70,000 and $75,000 as of the last day of the Company’s fiscal year from its 2023 fiscal year through its 2026 fiscal year, respectively. The number of shares awarded is to be based on the average price of the Company’s stock on the date of the award. Each award will vest ratably over three year period. Ms. Brady also received a $5,000 sign-on bonus. The Brady Employment Agreement has a term of five years and entitles Mr. Brady to participate in any deferred compensation plan the Company may adopt during the term of her employment with the Company.

Effective June 1, 2022, the Company and Dale Van Voorhis, the Company’s Chairman of the Board, entered into an employment agreement (the “2022 Van Voorhis Employment Agreement”). Mr. Van Voorhis has been part of the Company’s executive management since 2009 and most recently served as the Company’s Interim CEO until Ms. Brady was hired. Mr. Van Voorhis will serve as Special Advisor to the CEO through May 31, 2023. Pursuant to the 2022 Van Voorhis Employment Agreement, Mr. Van Voorhis receives annual compensation in the amount of $100,000 through May 31, 2023 and $50,000 from June 1, 2023 through May 31, 2024. In addition, Mr. Van Voorhis will serve as a member of the Company’s Strategic Growth and Audit Committees during the two year term of his employment with the Company.

Effective January 1, 2022, the Company and Todd R. White, the Company’s Chief Financial Officer, entered into an employment agreement (the “2022 White Employment Agreement”). Pursuant to the 2022 White Employment Agreement, Mr. White receives an initial base annual compensation in the amount of $90,000 per year, subject to annual review by the Board of Directors. The 2022 White Employment Agreement has a term of two years and entitles Mr. White to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause ($371,667 in aggregate) or (ii) in the event of a change in control of the Company ($431,667 in aggregate), as well as disability and death payment provisions ($199,667 in aggregate). As of October 2, 2022, the Company has not adopted any deferred compensation plans.

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

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of December 9, 2022. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. The address of each beneficial owner is care of Parks! America, Inc., 1300 Oak Grove Road, Pine Mountain, GA 31822, unless otherwise set forth below that person’s name.

Name	Number of Shares Owned	Percent (1)	Title
Lisa Brady	4,018	0.0%	Chief Executive Officer and Director
Mark Whitfield	18,083	0.0%	Officer
Todd R. White (2)	1,283,192	1.7%	Chief Financial Officer and Director
Dale Van Voorhis	16,012,700	21.3%	Chairman of the Board of Directors
Charles Kohnen (3)	22,229,208	29.5%	Director
Jeffery Lococo	581,883	0.8%	Secretary and Director
John Gannon	24,956	0.0%	Director
Rick Ruffolo	4,018	0.0%	Director
Focused Compounding Fund, LP	13,097,450	17.4%
1700 Alma Drive, Suite 460
Plano, TX 75075

(1)	Based upon shares of common stock issued and outstanding as of December 9, 2022, except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding.

(2)	410,350 of the Company’s shares owned by Mr. White are held jointly with his spouse.

(3)	15,468,700 of the Company’s shares owned by Mr. Kohnen are held jointly with his spouse.

Officers, directors and their controlled entities, as a group, controlled approximately 53.4% of the outstanding common stock of the Company as of December 9, 2022.

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

Director Independence

Of the members of the Company’s Board of Directors, John Gannon, Charles Kohnen, Jeffery Lococo and Rick Ruffolo are considered independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual (note, our common shares are not currently listed on NASDAQ or any other national securities exchange, and this reference is used for definitional purposes only).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

GBQ Partners LLC was appointed as our independent registered accounting firm effective April 8, 2020.

Fees billed by our independent registered public accounting firm, for the audit and quarterly reviews of our financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the years ended October 2, 2022 and October 3, 2021 were approximately $55,000 and $55,000, respectively.

All Other Fees

Our independent registered public accounting firm billed no other fees for the years ended October 2, 2022 and October 3, 2021.

Audit Committee Pre-Approval Policies and Procedures

The audit committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm in order to assure that the provision of such services do not impair the registered public accounting firm’s independence.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of Great American Family Parks, Inc. dated July 17, 2002 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.2	Amended Articles of Incorporation of Great American Family Parks, Inc. dated January 26, 2004 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.3	Bylaws of Great American Family Parks, Inc. dated January 30, 2004 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.4	Great American Family Parks 2005 Stock Option Plan dated February 1, 2005 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.5	Amended Bylaws of the Company, as of January 17, 2011 (incorporated by reference to the Annual Report on Form 10-KT filed by the Company on December 29, 2012).

3.6	Amended Bylaws of the Company as of June 12, 2012 (incorporated by reference to the Report on Form 8-K filed by with the Securities and Exchange Commission on July 16, 2012).

21.1	Subsidiaries of the Registrant.

23.1	Consent of GBQ Partners LLC dated December 15, 2022.

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of December 15, 2022 by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

By:	/s/ Lisa Brady
Lisa Brady
Chief Executive Officer and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE	DATE

By:	/s/ Lisa Brady
	Lisa Brady	Chief Executive Officer and Director (Principal Executive Officer)	December 15, 2022

By:	/s/ Dale Van Voorhis
	Dale Van Voorhis	Chairman of the Board	December 15, 2022

By:	/s/ John Gannon
	John Gannon	Director	December 15, 2022

By:	/s/ Charles Kohnen
	Charles Kohnen	Director	December 15, 2022

By:	/s/ Jeffery Lococo
	Jeffery Lococo	Secretary and Director	December 15, 2022

By:	/s/ Rick Ruffolo
	Rick Ruffolo	Director	December 15, 2022

By:	/s/ Todd R. White
	Todd R. White	Chief Financial Officer and Director (Principal Financial Officer)	December 15, 2022

ITEM 8

PARKS! AMERICA, INC. and SUBSIDIARIES

Board of Directors and Shareholders

Parks! America, Inc.

Report of Independent Registered Public Accounting Firm

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Parks! America, Inc. (the “Company”) as of October 2, 2022 and October 3, 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 2, 2022 and October 3, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Assessment of Impairment on Long Lived Assets

As described in Note 2 of the consolidated financial statements, the Company’s long-lived tangible assets are stated at cost, less accumulated depreciation and amortization. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If such conditions are present, the Company determines if the assets are recoverable by comparing the sum of the undiscounted cash flows to the assets’ carrying amounts. If the carrying amounts are greater, then the assets are not recoverable.

We identified the Company’s recoverability analyses of long lived assets as a critical audit matter because of the operating losses at the Missouri and Texas parks and the significant judgments made by management to estimate the recoverability of these groups of assets. A high degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.

Our audit procedures related to the recoverability analyses of these long-lived asset groups included obtaining an understanding and evaluating the procedures and assumptions utilized in management’s recoverability analyses. To test the Company’s estimated future undiscounted cash flow analyses, we performed audit procedures that included, among others, testing significant assumptions and the underlying data used by the Company in its recoverability analyses, and evaluating the methodologies applied by management.

/s/ GBQ Partners LLC
GBQ Partners LLC

We have served as the Company’s auditor since 2020.

Columbus, Ohio

December 15, 2022

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of October 2, 2022 and October 3, 2021

	October 2, 2022	October 3, 2021
ASSETS
Cash	$5,472,036	$6,654,348
Accounts receivable	4,405	4,469
Inventory	541,986	314,103
Prepaid expenses	170,782	175,248
Total current assets	6,189,209	7,148,168

Property and equipment, net	14,811,742	13,806,868
Intangible assets, net	79,565	10,966
Other assets	23,090	15,974
Total assets	$21,103,606	$20,981,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$267,567	$221,414
Other current liabilities	521,872	531,347
Current portion of long-term debt, net	732,779	699,483
Total current liabilities	1,522,218	1,452,244

Long-term debt, net	4,227,442	4,960,180
Total liabilities	5,749,660	6,412,424

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 75,227,058 and 75,124,087 shares issued and outstanding, respectively	75,227	75,124
Capital in excess of par	4,987,762	4,934,212
Treasury stock	-	(3,250)
Retained earnings	10,290,957	9,563,466
Total stockholders’ equity	15,353,946	14,569,552
Total liabilities and stockholders’ equity	$21,103,606	$20,981,976

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended October 2, 2022 and October 3, 2021

	For the year ended
	October 2, 2022	October 3, 2021
Net sales	$10,610,191	$11,655,658
Sale of animals	131,226	206,833
Total net sales	10,741,417	11,862,491

Cost of sales	1,446,640	1,489,196
Selling, general and administrative	7,217,892	5,817,986
Depreciation and amortization	782,987	704,016
Legal settlement	100,000	-
(Gain) loss on disposal of operating assets	(6,738)	90,105
Income from operations	1,200,636	3,761,188

Other income, net	91,276	65,314
Gain on extinguishment of debt	-	189,988
Interest expense	(261,621)	(335,944)
Income before income taxes	1,030,291	3,680,546

Income tax provision	302,800	882,000
Net income	$727,491	$2,798,546

Income per share - basic and diluted	$0.01	$0.04

Weighted average shares outstanding (in 000’s) - basic and diluted	75,186	75,094

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended October 2, 2022 and October 3, 2021

			Capital in
	Shares	Amount	Excess of Par	Treasury Stock	Retained Earnings	Total
Balance at September 27, 2020	75,021,537	$75,021	$4,889,316	$(3,250)	$6,764,920	$11,726,007
Issuance of common stock to Directors	102,550	103	44,896	-	-	44,999
Net income for the year ended October 3, 2021	-	-	-	-	2,798,546	2,798,546
Balance at October 3, 2021	75,124,087	75,124	4,934,212	(3,250)	9,563,466	14,569,552
Issuance of common stock to Directors and an Officer	102,971	103	56,800	-	-	56,903
Retirement of Treasury Stock			(3,250)	3,250		-
Net income for the year ended October 2, 2022	-	-	-	-	727,491	727,491
Balance at October 2, 2022	75,227,058	$75,227	$4,987,762	$-	$10,290,957	$15,353,946

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended October 2, 2022 and October 3, 2021

	For the year ended
	October 2, 2022	October 3, 2021
OPERATING ACTIVITIES:
Net income	$727,491	$2,798,546
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization expense	782,987	704,016
Amortization of right of use asset	154,831	-
Interest expense - debt financing cost amortization	5,888	16,366
Interest expense - financing lease	6,032	-
Interest expense - loan discount amortization	-	13,985
Stock-based compensation	56,903	44,999
(Gain) loss on disposal of assets	(6,738)	90,105
Gain on extinguishment of debt	-	(189,988)
Changes in assets and liabilities
(Increase) decrease in accounts receivable	64	(4,469)
(Increase) decrease in inventory	(227,883)	(113,212)
(Increase) decrease in prepaid expenses	4,466	(26,516)
Increase (decrease) in accounts payable	46,153	42,929
Increase (decrease) in other current liabilities	(9,475)	(68,043)
Net cash provided by operating activities	1,540,719	3,308,718

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,839,391)	(988,901)
Intangibles	(32,500)	(10,966)
Proceeds from the disposition of property and equipment	15,053	39,943
Net cash used in investing activities	(1,856,838)	(959,924)

FINANCING ACTIVITIES:
Payments on 2020 Term Loan	(455,068)	(1,173,589)
Payments on 2021 Term Loan	(250,262)	(60,946)
Principal payments on finance lease obligation	(160,863)	-
Payments on 2018 Term Loan	-	(1,164,113)
Payment of Note to Seller of Aggieland Safari	-	(750,000)
Proceeds from 2021 Term Loan	-	1,950,000
Debt financing costs	-	(1,514)
Net cash used in financing activities	(866,193)	(1,200,162)

Net (decrease) increase in cash	(1,182,312)	1,148,632
Cash at beginning of period	6,654,348	5,505,716
Cash at end of period	$5,472,036	$6,654,348

Supplemental Cash Flow Information:
Cash paid for interest	$257,009	$323,197
Cash paid for income taxes	$321,000	$926,750

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2022

NOTE 1. ORGANIZATION

Parks! America, Inc. (“Parks!” or the “Company”) owns and operates through wholly owned subsidiaries three regional theme parks and is in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. The Company’s wholly owned subsidiaries are Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”), Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”), and Aggieland-Parks, Inc., a Texas corporation (“Aggieland Wild Animal – Texas”). Wild Animal – Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”). Aggieland Wild Animal – Texas owns and operates the Aggieland Wild Animal Safari theme park near Bryan/College Station, Texas (the “Texas Park”). The Company acquired the Georgia Park on June 13, 2005, the Missouri Park on March 5, 2008, and the Texas Park on April 27, 2020.

The Company was originally incorporated on July 30, 1954 as Painted Desert Uranium & Oil Co., Inc. in Washington State. On October 1, 2002, Painted Desert Uranium & Oil Co., Inc. changed its name to Royal Pacific Resources, Inc. and its corporate domicile to the State of Nevada. On December 19, 2003, Royal Pacific Resources, Inc. acquired the assets of Great Western Parks LLC pursuant to a Share Exchange Agreement that resulted in the Company assuming control and changing the corporate name to Great American Family Parks, Inc. The acquisition was accounted for as a reverse acquisition in which Great Western Parks was considered the acquirer of Royal Pacific Resources for reporting purposes. On June 11, 2008, the Company changed its name from Great American Family Parks, Inc. to Parks! America, Inc.

The Company’s Parks are open year round, but experience increased seasonal attendance, typically beginning in the latter half of March through early September. Combined third and fourth quarter attendance based net sales were 62.1% and 60.3% of annual attendance based net sales for the Company’s 2022 and 2021 fiscal years, respectively.

COVID-19 Considerations

In response to the outbreak of the COVID-19 pandemic, governmental authorities throughout the United States implemented a variety of containment measures with the objective of slowing the spread of the virus, including travel restrictions, shelter-in-place orders and business shutdowns. The Company implemented several measures to mitigate the impacts of the pandemic on our business and financial position. During the initial shutdown period, the Company reduced staffing, applied for and received Paycheck Protection Program (“PPP”) loans and reduced discretionary spending. In addition, the Company delayed closing the Texas Park acquisition to renegotiate various terms, primarily focused on reducing the cash requirements of the acquisition in the subsequent year.

In early April 2020, the Company’s Georgia and Missouri Parks closed to the public due to shelter-in-place mandates. In addition, the Company’s Texas Park, was closed to the public for the month prior to its acquisition, due to a shelter-in-place mandate. In compliance with respective state issued guidelines, each of the Company’s parks reopened in early May 2020. After reopening, attendance levels increased significantly at each of the Company’s parks for the balance of its 2020 fiscal year, which continued throughout its 2021 fiscal year in comparison to comparable pre-COVID-19 periods. While attendance based net sales remain higher compared to comparable pre-COVID-19 periods, the Company experienced a decline in comparable year-over-year attendance based net sales and attendance for the last 22 weeks of its 2021 fiscal year and for its entire 2022 fiscal year, respectively.

As the COVID-19 pandemic illustrates, the Company’s future operations are dependent on factors outside of management’s knowledge or control, including the duration and severity of this pandemic or similar public health risks. Although we have experienced attendance gains and strong cash flows subsequent to reopening our parks after the initial closures at the beginning of the pandemic, there may be longer-term negative impacts to the Company’s business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts may include changes in customer behavior and preferences, increases in operating expenses to meet consumer expectations and perceptions, limitations in our ability to recruit and maintain staffing, as well as increasing wages required retain and recruit staff. There is also the potential for attendance levels at our parks to moderate or decline as alternative entertainment venues are now open and consumers have broader travel and entertainment options. There is also the possibility that one, or a combination of these risk factors, may a material negative impact on the Company’s business, results of operations, cash flows, and financial condition.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2022

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of its operations for the periods set forth herein.

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2022 fiscal year, October 2 was the closest Sunday, and for the 2021 fiscal year, October 3 was the closest Sunday. The 2022 fiscal year was comprised of 52-weeks, while the 2021 fiscal year was comprised of 53-weeks. This fiscal calendar aligns the Company’s fiscal periods closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

Business Combinations: The Company accounts for acquisitions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. In purchase accounting, identifiable assets acquired, and liabilities assumed, are recognized at their estimated fair values at the acquisition date, and any remaining purchase price is recorded as goodwill. In determining the fair values of assets acquired and liabilities assumed, the Company makes significant estimates and assumptions, particularly with respect to long-lived tangible and intangible assets. Critical estimates used in valuing tangible and intangible assets include, but are not limited to, future expected cash flows, discount rates, market prices and asset lives. Although estimates of fair value are based upon assumptions believed to be reasonable, actual results may differ.

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

Fair Value: Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, or an exit price. Inputs to valuation techniques used to measure fair value may be observable or unobservable, and valuation techniques used to measure fair value should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The fair value hierarchy consists of three broad levels based on the ranks of the quality and reliability of inputs used to determine the fair values. Level 1 inputs consist of quoted prices in active markets for identical assets or liabilities. Level 2 inputs consist of quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Assets and liabilities recognized or disclosed at fair value on a recurring basis include our term debt.

Accounts Receivable: The theme parks are primarily a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had accounts receivable of $4,405 and $4,469 as of October 2, 2022 and October 3, 2021, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2022

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory: Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The gross profit method is used to determine the change in gift shop inventory for interim periods. Inventories are reviewed and reconciled annually because inventory levels turn over rapidly. The Company had inventory of $541,986 and $314,103 as of October 2, 2022 and October 3, 2021, respectively.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	October 2, 2022	October 3, 2021	Depreciable Lives
Land	$6,389,470	$6,389,470	not applicable
Mineral rights	276,000	276,000	25 years
Ground improvements	2,797,694	2,637,050	7-25 years
Buildings and structures	3,922,106	3,827,827	10-39 years
Animal shelters and habitats	2,479,832	2,282,575	10-39 years
Park animals	1,247,777	1,143,133	5-25 years
Equipment - concession and related	464,988	349,849	3-15 years
Equipment and vehicles - yard and field	766,149	607,347	3-15 years
Vehicles - buses and rental	267,483	213,951	3-5 years
Rides and entertainment	106,247	228,009	5-7 years
Furniture and fixtures	28,694	28,694	5-10 years
Projects in process	808,526	126,755
Property and equipment, cost	19,554,966	18,110,660
Less accumulated depreciation	(4,743,224)	(4,303,792)
Property and equipment, net	$14,811,742	$13,806,868

Depreciation expense for the years ended October 2, 2022 and October 3, 2021 totaled $766,859 and $704,016, respectively.

Intangible Assets: Intangible assets consist primarily of software implementation costs, website domains and tradename registrations, which are reported at cost and are being amortized over a period of three to fifteen years. Amortization expense for the years ended October 2, 2022 and October 3, 2021 totaled $16,128 and $0, respectively.

Impairment of Long-Lived Assets: The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered impaired, then impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.

Other Current Liabilities: The following is a breakdown of other current liabilities:

	October 2, 2022	October 3, 2021
Deferred revenue	$193,912	$242,318
Accrued wages and payroll taxes	122,265	81,160
Accrued sales taxes	49,123	64,396
Accrued property taxes	46,814	47,517
Other accrued liabilities	109,758	95,956
Other current liabilities	$521,872	$531,347

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2022

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

Revenues from park admission fees are recognized at the point in time control transfers to the customer, which is generally when the customer accepts access to the park and the Company is entitled to payment. Park admission revenues for annual passes and memberships are deferred and recognized as revenue on a pro-rata basis over the term of the pass or membership. Park admission fee revenues from advance online ticket purchases are deferred until the customers’ visit to the parks. Advance online tickets can generally be used anytime during the one year period from the date of purchase. Revenues from retail and concession sales are generally recognized upon the concurrent receipt of payment and delivery of goods to the customer. Sales taxes billed and collected are not included in revenue.

Deferred revenues from advance online admission tickets, and season passes, and memberships were $193,912 and $242,318 as of October 2, 2022 and October 3, 2021, respectively, and is included within Other Current Liabilities in the accompanying consolidated balance sheets.

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

The Company provides disaggregation of revenue based on geography in “Note 9: Business Segments”, as it believes this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Advertising and Marketing Costs: The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended October 2, 2022 and October 3, 2021 totaled $1,238,618 and $977,562, respectively.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2022

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In October 2021, the Company entered a financing lease for certain property related to a Christmas Lights drive through display at its Missouri Park. Effective September 27, 2022, the Company terminated this financing lease, acquiring the leased property related to the Christmas Lights display for $85,000 in exchange for a mutual release of obligations under the lease agreement and recognized a lease termination gain of $2,011. Prior to termination of the lease, during the fiscal year ended October 2, 2022 the Company recognized right of use asset amortization and interest expense related to this lease of $154,831 and $6,032, respectively.

Paycheck Protection Program Loan Accounting Policy: Currently, there is no authoritative guidance under GAAP that addresses accounting and reporting by a for-profit business entity that receives forgivable debt from a government entity. Accordingly, management has elected to recognize forgivable debt received from a government entity as debt until debt extinguishment occurs when the Company is legally released from being the obligor. Upon legal release as obligor, the Company recognized the forgiven amount as income.

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

The Company follows guidance issued by the FASB ASC 740 with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of October 2, 2022 or October 3, 2021.

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

October 2, 2022

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3. LONG-TERM DEBT

On June 18, 2021, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2021 Refinancing”) with Synovus Bank (“Synovus”). The 2021 Refinancing included a term loan in the original principal amount of $1.95 million (the “2021 Term Loan”). The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was $1.64 million as of October 2, 2022.

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

On April 27, 2020, the Company, through its wholly owned subsidiary Aggieland-Parks, Inc., acquired Aggieland Wild Animal – Texas. The purchase price of $7.10 million was financed with a $5.0 million loan (the “2020 Term Loan”) from First Financial Bank, N.A. (“First Financial”), a seller note with a face value of $750,000 (the “Aggieland Seller Note”), and cash totaling $1.38 million. The 2020 Term Loan is secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, and required interest only monthly payments through April 2021. The 2020 Term Loan requires monthly payments of $53,213 beginning in May 2021. The Company paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the incremental proceeds of the 2021 Term Loan, combined with additional funds, to paydown $1.0 million against the 2020 Term Loan, which had an outstanding balance of $3.37 million as of October 2, 2022. The Company was in compliance with the liquidity and annual debt coverage ratio financial covenants of the 2020 Term Loan as of October 3, 2021 and October 2, 2022, and for the years then ended.

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

October 2, 2022

NOTE 3. LONG-TERM DEBT (CONTINUED)

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

Interest expense of $261,621 and $335,944 for the years ended October 2, 2022 and October 3, 2021, respectively, includes $5,888 and $16,366, respectively, of debt financing costs amortization in each period. Interest expense for the year ended October 2, 2022 also includes financial lease cost amortization of $6,032. Interest expense for the year ended October 3, 2021 also includes $13,985 of loan discount amortization.

The following table represents the aggregate of the Company’s outstanding long-term debt:

	As of
	October 2, 2022	October 3, 2021
Loan principal outstanding	$5,010,136	$5,715,466
Less: unamortized debt financing costs	(49,915)	(55,803)
Gross long-term debt	4,960,221	5,659,663
Less current portion of long-term debt, net of unamortized costs and discount	(732,779)	(699,483)
Long-term debt	$4,227,442	$4,960,180

As of October 2, 2022, the scheduled future principal maturities, by fiscal year, are as follows:

2023	$738,666
2024	773,563
2025	810,139
2026	848,474
2027	888,656
thereafter	950,638
Total	$5,010,136

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

October 2, 2022

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

Officers, directors and their controlled entities own approximately 53.4% of the outstanding common stock of the Company as of October 2, 2022.

NOTE 6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Employment Agreements:

Effective November 14, 2022, the Company and Lisa Brady, the Company’s President and Chief Executive Officer, entered into an employment agreement (the “Brady Employment Agreement”). Pursuant to the Brady Employment Agreement, Ms. Brady receives an initial base annual compensation in the amount of $175,000 per year, subject to annual review by the Board of Directors. Ms. Brady is entitled to receive an annual Performance Incentive of up 25% of her base annual compensation, subject to performance milestones. Ms. Brady is also scheduled to receive awards of shares of Company stock, $50,000 after the first ninety days of employment, and $50,000, $60,000, $70,000 and $75,000 as of the last day of the Company’s fiscal year from its 2023 fiscal year through its 2026 fiscal year, respectively. The number of shares awarded is to be based on the average price of the Company’s stock on the date of the award. Each award will vest ratably over three year period. Ms. Brady also received a $5,000 sign-on bonus. The Brady Employment Agreement has a term of five years and entitles Mr. Brady to participate in any deferred compensation plan the Company may adopt during the term of her employment with the Company.

Effective June 1, 2022, the Company and Dale Van Voorhis, the Company’s Chairman of the Board, entered into an employment agreement (the “2022 Van Voorhis Employment Agreement”). Mr. Van Voorhis has been part of the Company’s executive management since 2009, and most recently served as the Company’s Interim CEO until Ms. Brady was hired. Mr. Van Voorhis will serve as Special Advisor to the CEO through May 31, 2023. Pursuant to the 2022 Van Voorhis Employment Agreement, Mr. Van Voorhis receives annual compensation in the amount of $100,000 through May 31, 2023 and $50,000 from June 1, 2023 through May 31, 2024. In addition, Mr. Van Voorhis will serve as a member of the Company’s Strategic Growth and Audit Committees during the two year term of his employment with the Company.

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

October 2, 2022

NOTE 6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause ($371,667 in aggregate) or (ii) in the event of a change in control of the Company ($431,667 in aggregate), as well as disability and death payment provisions ($199,667 in aggregate). As of October 2, 2022, the Company has not adopted any deferred compensation plans.

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

NOTE 7. INCOME TAXES

For the years ended October 2, 2022 and October 3, 2021, the Company reported a pre-tax profit of $1.03 million and $3.68 million, respectively. The Company’s provision for income taxes consists of the following:

	For the year ended
	October 2, 2022	October 3, 2021
Federal	$198,400	$688,300
State	104,400	193,700
Total tax provision	$302,800	$882,000

The Company’s provision for Federal income tax consists of the following:

	For the year ended
	October 2, 2022	October 3, 2021
Provision at statutory rate	$216,361	$772,915
State tax benefit	(21,924)	(40,677)
PPP loan forgiveness benefit	-	(39,897)
Other	3,963	(4,041)
Net provision for Federal income taxes	$198,400	$688,300

For the fiscal years ended October 2, 2022 and October 3, 2021, the Company recorded a provision for State of Georgia income taxes of $104,400 and $193,700, respectively.

NOTE 8. COMMITMENTS AND CONTINGENCIES

On February 17, 2021, two children of James Meikle, the Company’s former President and Chief Operating Officer, filed a Complaint in the Eighth Judicial District Court, Clark County, Nevada (case no. A-21-829563-C), alleging the Company was obligated under Mr. Meikle’s Employment Agreement to purchase at least $540,000 of life insurance for Mr. Meikle, who passed away on November 28, 2018. The Complaint was seeking damages of $540,000, as well as interest and expenses. The trial date was set for August 15, 2022. Effective August 5, 2022, the Company agreed to pay the plaintiffs $100,000 to settle this Compliant and obtain a full release for any related complaints. The release was obtained, and the full payment was made prior to October 2, 2022.

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

October 2, 2022

NOTE 9. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to corporate management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the year ended
	October 2, 2022	October 3, 2021
Total net sales:
Georgia	$7,086,232	$8,067,808
Missouri	1,691,602	1,792,112
Texas	1,963,583	2,002,571
Consolidated	$10,741,417	$11,862,491

Income (loss) before income taxes:
Georgia	$2,895,820	$4,517,649
Missouri	(344,404)	202,597
Texas	(254,834)	(62,922)
Segment total	2,296,582	4,657,324
Corporate	(995,946)	(896,136)
Other income, net	91,276	65,314
Legal settlement	(100,000)	-
Gain on extinguishment of debt	-	189,988
Interest expense	(261,621)	(335,944)
Consolidated	$1,030,291	$3,680,546

Depreciation and amortization:
Georgia	$289,961	$273,900
Missouri	253,182	223,338
Texas	238,744	206,778
Corporate	1,100	-
Consolidated	$782,987	$704,016

Capital expenditures
Georgia	$695,285	$513,676
Missouri	601,842	251,236
Texas	542,264	223,989
Consolidated	$1,839,391	$988,901

	As of
	October 2, 2022	October 3, 2021
Total assets:
Georgia	$9,402,877	$9,785,396
Missouri	3,468,730	3,388,808
Texas	8,074,421	7,554,842
Corporate	157,578	252,930
Consolidated	$21,103,606	$20,981,976

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2022

NOTE 10. FAIR VALUE MEASUREMENTS

As of October 2, 2022 and October 3, 2021, the fair value of our long-term debt was $4.61 million and $5.72 million, respectively. The measurement of the fair value of long-term debt is based upon inquiries of the financial institutions holding the respective loans and is considered a Level 2 fair value measurement.

The respective carrying values of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

NOTE 11. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to October 2, 2022 to the date these financial statements were issued and has determined that no material subsequent events have occurred from the date of these consolidated financial statements, except as follows: on November 14, 2022, the Company entered into an employment agreement with Lisa Brady to serve as its President and CEO. For additional information, see “NOTE 6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES” herein.

