Form 10-Q
period 2023-01-01
PARKS AMERICA, INC
filed 2023-02-13
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2023

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

As of February 10, 2023, the issuer had 75,227,058 outstanding shares of Common Stock.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PRKA	OTCPink

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of January 1, 2023 and October 2, 2022

	January 1, 2023	October 2, 2022
ASSETS
Cash	$4,721,988	$5,472,036
Accounts receivable	3,335	4,405
Inventory	542,147	541,986
Prepaid expenses	257,984	170,782
Total current assets	5,525,454	6,189,209

Property and equipment, net	14,780,639	14,811,742
Intangible assets, net	80,691	79,565
Other assets	23,090	23,090
Total assets	$20,409,874	$21,103,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$75,661	$267,567
Other current liabilities	353,155	521,872
Current portion of long-term debt, net	741,326	732,779
Total current liabilities	1,170,142	1,522,218

Long-term debt, net	4,038,746	4,227,442
Total liabilities	5,208,888	5,749,660

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 75,227,058 and 75,227,058 shares issued and outstanding, respectively	75,227	75,227
Capital in excess of par	4,987,762	4,987,762
Retained earnings	10,137,997	10,290,957
Total stockholders’ equity	15,200,986	15,353,946
Total liabilities and stockholders’ equity	$20,409,874	$21,103,606

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended January 1, 2023 and January 2, 2022

	For the three months ended
	January 1, 2023	January 2, 2022
Net sales	$1,817,579	$1,942,051
Sale of animals	43,800	2,707
Total net sales	1,861,379	1,944,758

Cost of sales	272,620	283,036
Selling, general and administrative	1,526,012	1,976,797
Depreciation and amortization	217,184	193,075
(Gain) loss on disposal of operating assets	-	(18,000)
Loss from operations	(154,437)	(490,150)

Other income, net	29,613	26,906
Interest expense	(58,736)	(68,896)
Loss before income taxes	(183,560)	(532,140)

Income tax provision	(30,600)	(110,200)
Net loss	$(152,960)	$(421,940)

Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding (in 000’s) - basic and diluted	75,227	75,124

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended January 1, 2023 and January 2, 2022

			Capital in Excess	Treasury	Retained
	Shares	Amount	of Par	Stock	Earnings	Total
Balance at October 2, 2022	75,227,058	$75,227	$4,987,762	$-	$10,290,957	$15,353,946
Net loss for the three months ended January 1, 2023	-	-	-	-	(152,960)	(152,960)
Balance at January 1, 2023	75,227,058	$75,227	$4,987,762	$-	$10,137,997	$15,200,986

			Capital in Excess	Treasury	Retained
	Shares	Amount	of Par	Stock	Earnings	Total
Balance at October 3, 2021	75,124,087	$75,124	$4,934,212	$(3,250)	$9,563,466	$14,569,552
Net loss for the three months ended January 2, 2022	-	-	-	-	(421,940)	(421,940)
Balance at January 2, 2022	75,124,087	$75,124	$4,934,212	$(3,250)	$9,141,526	$14,147,612

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended January 1, 2023 and January 2, 2022

	For the three months ended
	January 1, 2023	January 2, 2022
OPERATING ACTIVITIES:
Net loss	$(152,960)	$(421,940)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization expense	217,184	193,075
Amortization of right of use asset	-	154,831
Interest expense - debt financing cost amortization	1,472	1,472
Interest expense - financing lease	-	2,011
(Gain) loss on disposal of assets	-	(18,000)
Changes in assets and liabilities
(Increase) decrease in accounts receivable	1,070	(2,341)
(Increase) decrease in inventory	(161)	(146,588)
(Increase) decrease in prepaid expenses	(87,202)	(148,925)
Increase (decrease) in accounts payable	(191,906)	83,431
Increase (decrease) in other current liabilities	(168,717)	130,801
Net cash used in operating activities	(381,220)	(172,173)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(181,741)	(290,667)
Investment in tradenames	(5,466)	-
Proceeds from the disposition of property and equipment	-	18,000
Net cash used in investing activities	(187,207)	(272,667)

FINANCING ACTIVITIES:
Payments on 2020 Term Loan	(117,517)	(111,742)
Payments on 2021 Term Loan	(64,104)	(61,722)
Principal payments on finance lease obligation	-	(160,863)
Net cash used in financing activities	(181,621)	(334,327)

Net decrease increase in cash	(750,048)	(779,167)
Cash at beginning of period	5,472,036	6,654,348
Cash at end of period	$4,721,988	$5,875,181

Supplemental Cash Flow Information:
Cash paid for interest	$57,073	$67,623
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Noncash Investing and Financing Activities:
Right of use asset obtained in exchange for finance lease liability	$-	$464,492

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 1, 2023

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

The Company’s Parks are open year-round, but experience increased seasonal attendance, typically beginning in the latter half of March through early September. Combined third and fourth quarter attendance based net sales were 62.1% and 60.3% of annual attendance based net sales for the Company’s 2022 and 2021 fiscal years, respectively.

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

As the COVID-19 pandemic illustrates, the Company’s future operations are dependent on factors outside of management’s knowledge or control, including the duration and severity of this pandemic or similar public health risks. Although we have experienced attendance gains and strong cash flows subsequent to reopening our parks after the initial closures at the beginning of the pandemic, there may be longer-term negative impacts to the Company’s business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts may include changes in customer behavior and preferences, increases in operating expenses to meet consumer expectations and perceptions, limitations in our ability to recruit and maintain staffing, as well as increasing wages required to retain and recruit staff. There is also the potential for attendance levels at our parks to moderate or decline as alternative entertainment venues are now open and consumers have broader travel and entertainment options. There is also the possibility that one, or a combination of these risk factors, may have a material negative impact on the Company’s business, results of operations, cash flows, and financial condition.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 1, 2023

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited consolidated financial statements as of January 1, 2023 and January 2, 2022 and for the three months ended January 1, 2023 and January 2, 2022 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. Interim results are not necessarily indicative of the results for a full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2022.

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2023 fiscal year, October 1 will be the closest Sunday, and for the 2022 fiscal year, October 2 was the closest Sunday. This fiscal calendar aligns the Company’s fiscal periods closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins at Spring Break and runs through Labor Day.

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

Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had $3,335 and $4,405 of accounts receivable as of January 1, 2023 and October 2, 2022, respectively.

Inventory: Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The gross profit method is used to determine the change in gift shop inventory for interim periods. Inventories are reviewed and reconciled annually because inventory levels turn over rapidly. The Company had inventory of $542,147 and $541,986 as of January 1, 2023 and October 2, 2022, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 1, 2023

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	January 1, 2023	October 2, 2022	Depreciable Lives
Land	$6,389,470	$6,389,470	not applicable
Mineral rights	276,000	276,000	25 years
Ground improvements	2,797,694	2,797,694	7-25 years
Buildings and structures	3,933,671	3,922,106	10-39 years
Animal shelters and habitats	2,481,825	2,479,832	10-39 years
Park animals	1,256,844	1,247,777	5-25 years
Equipment - concession and related	464,988	464,988	3-15 years
Equipment and vehicles - yard and field	814,949	766,149	3-15 years
Vehicles - buses and rental	267,483	267,483	3-5 years
Rides and entertainment	191,247	106,247	5-7 years
Furniture and fixtures	28,694	28,694	5-10 years
Projects in process	833,698	808,526
Property and equipment, cost	19,736,563	19,554,966
Less accumulated depreciation	(4,955,924)	(4,743,224)
Property and equipment, net	$14,780,639	$14,811,742

Depreciation expense for the three months ended January 1, 2023 and January 2, 2022 totaled $212,700 and $193,075, respectively.

Intangible Assets: Intangible assets consist primarily of software implementation costs, website domains and tradename registrations, which are reported at cost and are being amortized over a period of three to fifteen years. Amortization expense for the three months ended January 1, 2023 and January 2, 2022 totaled $4,484 and $0, respectively.

Impairment of Long-Lived Assets: The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered impaired, then impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.

Other Current Liabilities: The following is a breakdown of other current liabilities:

	January 1, 2023	October 2, 2022
Deferred revenue	$172,199	$193,912
Accrued wages and payroll taxes	72,217	122,265
Accrued sales taxes	29,304	49,123
Accrued property taxes	26,608	46,814
Other accrued liabilities	52,827	109,758
Other current liabilities	$353,155	$521,872

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 1, 2023

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

Deferred revenues from advance online admission tickets, and season passes, and memberships were $172,199 and $193,912 as of January 1, 2023 and October 2, 2022, respectively, and is included within Other Current Liabilities in the accompanying consolidated balance sheets.

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

The Company provides disaggregation of revenue based on geography in “Note 8: Business Segments”, as it believes this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Advertising and Marketing Costs: The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the three months ended January 1, 2023 and January 2, 2022 totaled $205,435 and $307,873, respectively.

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

In October 2021, the Company entered a financing lease for certain property related to a Christmas Lights drive through display at its Missouri Park. Effective September 27, 2022, the Company terminated this financing lease, acquiring the leased property related to the Christmas Lights display for $85,000 in exchange for a mutual release of obligations under the lease agreement and recognized a lease termination gain of $2,011. During the three months ended January 2, 2022 the Company recognized right of use asset amortization and interest expense related to this lease of $154,831 and $2,011, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 1, 2023

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

The Company follows the guidance in FASB ASC 740 with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of January 1, 2023 or October 2, 2022.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 1, 2023

NOTE 3. LONG-TERM DEBT

On June 18, 2021, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2021 Refinancing”) with Synovus Bank (“Synovus”). The 2021 Refinancing included a term loan in the original principal amount of $1.95 million (the “2021 Term Loan”). The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was $1.58 million as of January 1, 2023.

On April 27, 2020, the Company, through its wholly owned subsidiary Aggieland-Parks, Inc., acquired Aggieland Wild Animal – Texas, financed in part with a $5.0 million loan (the “2020 Term Loan”) from First Financial Bank, N.A. (“First Financial”). The 2020 Term Loan is secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, and required interest only monthly payments through April 2021. The 2020 Term Loan requires monthly payments of $53,213 beginning in May 2021. The Company paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the incremental proceeds of the 2021 Term Loan, combined with additional funds, to paydown $1.0 million against the 2020 Term Loan, which had an outstanding balance of $3.25 million as of January 1, 2023. The Company is in compliance with the liquidity and annual debt coverage ratio financial covenants of the 2020 Term Loan.

Interest expense of $58,736 and $68,896 for the three month periods ended January 1, 2023 and January 2, 2022, respectively, includes $1,472 of debt closing costs amortization in each period. Interest expense for the three month period ended January 2, 2022 also includes financial lease cost amortization of $2,011.

The following table represents the aggregate of the Company’s outstanding long-term debt:

	As of
	January 1, 2023	October 2, 2022
Loan principal outstanding	$4,828,515	$5,010,136
Less: unamortized debt financing costs	(48,443)	(49,915)
Gross long-term debt	4,780,072	4,960,221
Less current portion of long-term debt, net of unamortized costs and discount	(741,326)	(732,779)
Long-term debt	$4,038,746	$4,227,442

As of January 1, 2023, the scheduled future principal maturities of the Company’s long-term debt by fiscal year are as follows:

2023	$557,037
2024	773,563
2025	810,139
2026	848,474
2027	888,655
thereafter	950,647
Total	$4,828,515

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 1, 2023

NOTE 4. STOCKHOLDERS’ EQUITY

Shares of common stock issued for service to the Company are valued based on market price on the date of the award.

On February 2, 2023, the Company declared its annual compensation award to seven directors for their service on the Board of Directors. Seven directors were awarded $10,000 each and three directors received a total of $10,000 for serving as committee chairpersons and as a non-employee officer, with such compensation to be paid all in shares of the Company’s common stock, all in cash or a combination thereof, at each director’s election. Five directors elected to receive all shares, one director elected to receive 60% in shares and 40% in cash, and one director elected all cash. Based on the closing stock price of $0.40 per share on February 2, 2023, a total of 162,500 shares are expected to be distributed by February 28, 2023. The total compensation award cost of $80,000 will be reported as an expense in the three month period ended April 2, 2023.

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

Officers, directors and their controlled entities own approximately 53.4% of the outstanding common stock of the Company as of January 1, 2023.

NOTE 5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Employment Agreements:

Effective November 14, 2022, the Company and Lisa Brady, the Company’s President and Chief Executive Officer, entered into an employment agreement (the “Brady Employment Agreement”). Pursuant to the Brady Employment Agreement, Ms. Brady receives an initial base annual compensation in the amount of $175,000 per year, subject to annual review by the Board of Directors. Ms. Brady is entitled to receive an annual Performance Incentive of up to 25% of her base annual compensation, subject to performance milestones. Ms. Brady is also scheduled to receive awards of shares of Company stock, $50,000 after the first ninety days of employment, and $50,000, $60,000, $70,000 and $75,000 as of the last day of the Company’s fiscal year from its 2023 fiscal year through its 2026 fiscal year, respectively. The number of shares awarded is to be based on the average price of the Company’s stock on the date of the award. Each award will vest ratably over a three year period. Ms. Brady also received a $5,000 sign-on bonus. The Brady Employment Agreement has a term of five years and entitles Ms. Brady to participate in any deferred compensation plan the Company may adopt during the term of her employment with the Company.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 1, 2023

NOTE 5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

Employment Agreements:

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

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause ($316,667 in aggregate) or (ii) in the event of a change in control of the Company ($406,667 in aggregate), as well as disability and death payment provisions ($174,167 in aggregate). As of January 1, 2023, the Company has not adopted any deferred compensation plans.

NOTE 6. INCOME TAXES

For the three month period ended January 1, 2023, the Company reported a pre-tax loss of $183,560. For the fiscal year ending October 1, 2023, the Company expects to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 27.0%. Based on a year-to-date federal pre-tax loss and State of Georgia pre-tax income, the Company recorded an income tax benefit of $30,600 for the three month period ended January 1, 2023, comprised of a federal benefit of $40,400 and a State of Georgia expense of $9,800. The Company’s net income tax benefit of $110,200 for the three month period ended January 2, 2022, comprised of a federal benefit of $112,000 and a State of Georgia expense of $1,800.

NOTE 7. COMMITMENTS AND CONTINGENCIES

On December 16, 2022, the Company received notice that on August 10, 2022 a former employee of Aggieland Wild Animal – Texas, filed a Complaint in the 361st District Court of Brazos County, Texas (case no. 22-001839-CV-361), alleging the Company and Aggieland-Parks, Inc. committed several instances of employment discrimination. The Complaint seeks unspecified economic, compensatory and punitive damages, as well as attorney’s fees and costs. The Company is vigorously defending this claim.

On February 17, 2021, two children of James Meikle, the Company’s former President and Chief Operating Officer, filed a Complaint in the Eighth Judicial District Court, Clark County, Nevada (case no. A-21-829563-C), alleging the Company was obligated under Mr. Meikle’s Employment Agreement to purchase at least $540,000 of life insurance for Mr. Meikle, who passed away on November 28, 2018. The Complaint was seeking damages of $540,000, as well as interest and expenses. The trial date was set for February 14, 2023. Effective August 5, 2022, the Company agreed to pay the plaintiffs $100,000 to settle this Complaint and obtain a full release for any related complaints. The release was completed on August 26, 2022, the Company issued payment for the settlement amount on August 31, 2022, and an order of dismissal was filed on September 19, 2022

Except as noted above, the Company is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of its business. None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to its business or has a material interest adverse to its business.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 1, 2023

NOTE 8. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended
	January 1, 2023	January 2, 2022
Total net sales:
Georgia	$1,339,141	$1,308,440
Missouri	219,765	270,102
Texas	302,473	366,216
Consolidated	$1,861,379	$1,944,758

Income (loss) before income taxes:
Georgia	$388,098	$398,770
Missouri	(162,569)	(405,909)
Texas	(156,264)	(130,405)
Segment total	69,265	(137,544)
Corporate	(223,702)	(352,606)
Other income, net	29,613	26,906
Interest expense	(58,736)	(68,896)
Consolidated	$(183,560)	$(532,140)

	As of
	January 1, 2023	October 2, 2022
Total assets:
Georgia	$8,855,786	$9,402,877
Missouri	3,167,957	3,468,730
Texas	8,203,658	8,074,421
Corporate	182,473	157,578
Consolidated	$20,409,874	$21,103,606

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 1, 2023

NOTE 9. FAIR VALUE MEASUREMENTS

As of January 1, 2023 and October 2, 2022, the fair value of our long-term debt was $4.45 million and $4.61 million, respectively. The measurement of the fair value of long-term debt is based upon inquiries of the financial institutions holding the respective loans and is considered a Level 2 fair value measurement.

The respective carrying values of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

NOTE 10. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to January 1, 2023 to the date these financial statements were issued and has determined that no material subsequent events have occurred from the date of these unaudited consolidated financial statements, except as follows: on February 2, 2023, the Company declared its annual compensation award to seven directors for their service on the Board of Directors. For more information regarding this matter, see “NOTE 4. STOCKHOLDERS’ EQUITY” herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying unaudited consolidated financial statements and provides additional information on the Company’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our Annual Report on Form 10-K for the fiscal year ended October 2, 2022.

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

Although we have experienced attendance gains and strong cash flows subsequent to the reopening of our parks after the initial closures at the beginning of the pandemic, there may be longer-term negative impacts to the Company’s business, results of operations and cash flows, and financial condition as a result of the COVID-19 pandemic. These negative impacts may include changes in customer behavior and preferences, increases in operating expenses to meet consumer expectations and perceptions, limitations in our ability to recruit and maintain staffing, as well as increasing wages required to retain and recruit staff. There is also the potential for attendance levels at our parks to moderate or decline as alternative entertainment venues are now open and consumers have broader travel and entertainment options.

We are committed to leveraging the strong operating model we have established at our Georgia Park at all three of our properties, with a focus on increasing attendance through enhanced marketing efforts and focused capital investments, as well as continuing to prudently increase the average revenue generated per guest visit via concession and gift shop revenues. Among our highest priorities over the next several years is continuing the integration of our Texas Park, continual enhancement of the overall guest experience at each of our parks, as well as the introduction of new programming and enhanced marketing efforts. As our Texas Park first opened to the public in May 2019, we believe there remains tremendous potential to increase attendance by increasing the local and regional awareness of this facility via advertising and promotion. We are pleased with the expanded attendance at our Missouri Park since it reopened in May 2020 and plan on leveraging the increased exposure of this facility to continue to build on this recent success.

Our 2023 fiscal year capital investment plan remains elevated versus historical levels, however, is lower than the $1.84 million record level of capital spending during our 2022 fiscal year. Our 2023 fiscal year capital plan targets substantial guest-facing enhancements along with necessary continued investments in infrastructure, maintenance and plant integrity at all three of our parks, delivering a marketable attraction at each property. Notable investments include the upgrade of a central node in the Georgia walkabout including multiple animal enclosures, a new otter exhibit in Missouri, as well as an additional pasture in Texas, which will enable visitors to feed zebras, and eventually giraffes, directly from their vehicles. Our 2023 fiscal year capital plan also includes investment in fleet vehicles, roadways and accessing public water in Texas in order to open full-service food and beverage operations. We believe our 2023 fiscal year capital plan sets the stage for longer-term master planning and optimization at every park. Our plan to open a significant new giraffe exhibit at our Georgia Park during our 2022 fiscal year experienced delays due to a highly inflationary period for building materials and a challenging labor market. We remain committed to this showcase attraction and expect to establish a timeline for this project during our 2023 fiscal year. Our 2023 fiscal year projected capital investment spending will again be fully funded from our existing cash and continues to demonstrate our commitment to building for long-term, sustainable growth.

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

Strong annual operating cash flow over the past several fiscal years has provided us with incremental operating margin, funded significant increases in capital investment, and provided us with the financial strength to complete the Aggieland Safari acquisition. However, our current size and operating model leaves us little room for error. Any future capital raised by us is likely to result in dilution to existing stockholders. It is possible that cash generated by, or available to, us may not be sufficient to fund our capital and liquidity needs for the near-term.

Results of Operations for the Three Month Period Ended January 1, 2023 as Compared to Three Month Period Ended January 2, 2022

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

The following table shows our consolidated and segment operating results for the three month periods ended January 1, 2023 and January 2, 2022:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
Total net sales	$1,339,141	$1,308,440	$219,765	$270,102	$302,473	$366,216	$1,861,379	$1,944,758
Segment income (loss) from operations	388,098	398,770	(162,569)	(405,909)	(156,264)	(130,405)	69,265	(137,544)
Segment operating margin %	29.0%	30.5%	-74.0%	-150.3%	-51.7%	-35.6%	3.7%	-7.1%

Corporate expenses							(223,702)	(352,606)
Other income, net							29,613	26,906
Interest expense							(58,736)	(68,896)
Loss before income taxes							$(183,560)	$(532,140)

Total Net Sales

Our total net sales for the three month period ended January 1, 2023 were $1.86 million, a decrease of $83,379, compared to the three month period ended January 2, 2022. Our Parks’ combined attendance based net sales decreased by $124,472 or 6.4%, while animal sales increased by $41,093.

Our Georgia Park’s attendance based net sales decreased by $13,099 or 1.0%, to $1.30 million, while animal sales increased by $43,800. Our Missouri Park’s attendance based net sales decreased by $47,630 or 17.8%, to $219,765, while animal sales decreased by $2,707. Our Texas Park’s attendance based net sales increased by $63,743 or 17.4%, to $302,473.

For the three month period ended January 1, 2023, paid attendance at our Georgia, Missouri and Texas Parks decreased by approximately 10.2%, 23.5% and 23.3%, respectively. We believe our attendance levels for the three month period ended January 1, 2023 were unfavorably impacted by weather conditions during several weekends and key holiday periods.

Segment Operating Margin

Our segment income from operations was $69,265 for the three month period ended January 1, 2023, a net increase of $206,809, compared to a segment loss from operations of $137,544 for the three month period ended January 2, 2022. Our Georgia Park generated segment operating income of $388,098, a decrease of $10,672, primarily attributable to lower attendance based net sales, as well as higher general operating expenses, partially offset by higher animal sales and lower advertising expense. Our Missouri Park generated a segment operating loss of $162,569, a decrease of $243,340, primarily attributable to special events spending in the prior year, as well as lower advertising and compensation expenses, partially offset by lower attendance based net sales and a gain on asset sales in the prior year. Our Texas Park generated a segment operating loss of $156,264, an increase of $25,859, primarily attributable to lower attendance based net sales partially offset by lower advertising expense.

Corporate Expenses

Corporate spending decreased by $128,904 to $223,702 during the three month period ended January 1, 2023, primarily due to the elimination of executive bonuses and the timing of director compensation.

Other Income, Net

Other income, net increased by $2,707, to $29,613, attributable to higher interest income, partially offset by lower mineral rights royalty income for our Texas Park.

Interest Expense

Interest expense for the three month period ended January 1, 2023 decreased by $10,160, to $58,736, primarily attributable to a reduction in term loan interest, as well as imputed interest on a right of use asset in the prior year.

Income Taxes

For the three month period ended January 1, 2023, we reported a pre-tax loss of $183,560. For the fiscal year ending October 1, 2023 we expect to generate pre-tax income and to record a tax provision at a blended effective federal and state income tax rate of approximately 27.0%. Based on a year-to-date blend of federal and State of Georgia pre-tax income, we recorded an income tax benefit of $30,600 for the three month period ended January 1, 2023.

Net Income and Income Per Share

For the three month period ended January 1, 2023, we reported a net loss of $152,960 or $0.00 per basic share and per fully diluted share, compared to a net loss of $421,940 or $0.01 per basic share and per fully diluted share, for the three month period ended January 2, 2022, resulting in a decrease of $268,980. This decrease in our net loss is attributable to a $243,340 decrease in the segment loss for our Missouri Park, a $128,904 decrease in Corporate spending, a $10,160 decrease in interest expense, and a $2,707 increase in other income, partially offset by a $25,859 increase in the segment loss for our Texas Park, a $10,672 decrease in segment income for our Georgia Park, and a $79,600 decrease in our seasonal income tax benefit.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Historically, our slow season starts after Labor Day in September and runs until Spring Break, which typically begins toward the middle to end of March. The first and second quarters of our fiscal year have historically generated negative cash flow, requiring us to use cash generated from prior fiscal years, as well as borrowing on a seasonal basis, to fund operations and prepare our Parks for the busy season during the third and fourth quarters of our fiscal year. As a result of our improved cash position, during our 2022 fiscal year we did not utilize any seasonal borrowing, nor do we anticipate using any seasonal borrowing during our 2023 fiscal year.

Our working capital was $4.36 million as of January 1, 2023, compared to $4.67 million as of October 2, 2022. The decrease in working capital primarily reflects cash used for capital investments and scheduled term loan payments during the three month period ended January 1, 2023.

Total loan debt, including current maturities, as of January 1, 2023 was $4.78 million compared to $4.96 million as of October 2, 2022. The decrease in total loan debt is the result of scheduled term loan payments during the three month period ended January 1, 2023.

As of January 1, 2023, we had equity of $15.20 million and total loan debt of $4.78 million, resulting in a debt to equity ratio of 0.31 to 1.0, compared to 0.32 to 1.0 as of October 2, 2022.

Operating Activities

Net cash used in operating activities was $381,220 for the three month period ended January 1, 2023, compared to $172,173 for the three month period ended January 2, 2022, resulting in an increase of $209,047, primarily due to paying down current liabilities, partially offset by reduction in our net loss.

Investing Activities

Net cash used in investing activities was $187,207 for the three month period ended January 1, 2023, compared to $272,667 for the three month period ended January 2, 2022. Our capital spending for the three month period ended January 1, 2023 was $181,741, compared to $272,667 for the three month period ended January 2, 2022.

Financing Activities

Net cash used in financing activities was $181,621 for the three month period ended January 1, 2023, compared to $334,327 for the three month period ended January 2, 2022, resulting in a decrease of $152,706. During the three months ended January 2, 2022 we made $160,863 of payments on a financing lease obligation.

Subsequent Events

On February 2, 2023, we declared the annual compensation award to seven directors for their service on our Board of Directors. For more information regarding this matter, see “NOTE 4. STOCKHOLDERS’ EQUITY” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Quarterly Report. Our significant accounting policies are set forth in “NOTE 2. SIGNIFICANT ACCOUNTING POLICIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report, which should be reviewed as they are integral to understanding results of operations and financial position. The Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 2022 includes additional information about us, and our operations, financial condition, critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended January 1, 2023 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On December 16, 2022, we received notice that on August 10, 2022 a former employee of Aggieland Wild Animal – Texas, filed a Complaint in the 361st District Court of Brazos County, Texas (case no. 22-001839-CV-361), alleging the Company and Aggieland-Parks, Inc. committed several instances of employment discrimination. The Complaint seeks unspecified economic, compensatory and punitive damages, as well as attorney’s fees and costs. We are vigorously defending this claim.

On February 17, 2021, two children of James Meikle, our former President and Chief Operating Officer, filed a Complaint in the Eighth Judicial District Court, Clark County, Nevada (case no. A-21-829563-C), alleging we were obligated under Mr. Meikle’s Employment Agreement to purchase at least $540,000 of life insurance for Mr. Meikle, who passed away on November 28, 2018. The Complaint was seeking damages of $540,000, as well as interest and expenses. The trial date was set for February 14, 2023. Effective August 5, 2022, we agreed to pay the plaintiffs $100,000 to settle this Complaint and obtain a full release for any related complaints. The release was completed on August 26, 2022, we issued payment for the settlement amount on August 31, 2022 and an order of dismissal was filed on September 19, 2022.

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

ITEM 1A. RISK FACTORS

You should read the MD&A together with our unaudited consolidated financial statements and related notes, each included elsewhere in this Quarterly Report, in conjunction with the Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 2022. Some of the information contained in the MD&A or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

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

Our business and operating results can be impacted by a number of macroeconomic factors, including but not limited to consumer confidence and spending levels, tax rates, unemployment, consumer credit availability, raw materials costs, pandemics (such as the COVID-19 pandemic) and natural disasters, fuel and energy costs (including oil prices), and credit market conditions. The COVID-19 pandemic has severely impacted and will likely continue to impact many of these factors. A general economic slowdown or recession resulting in a decrease in discretionary spending could adversely affect the frequency with which guests choose to visit our parks and the amount that our guests spend when they visit. Our ability to source supplies, materials and services at reasonable costs and in a timely manner could be impacted by adverse economic conditions in the U.S. and abroad. For example, our ability to obtain gift shop merchandise had been adversely impacted by recent supply chain distributions at least in part attributed to collateral impacts from COVID-19. Similarly, our plans to open a new giraffe exhibit at out Georgia Park experienced delays during our 2022 fiscal year, in large part due to building material price increases and labor shortages in the construction industry.

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

PARKS! AMERICA, INC.

February 13, 2023	By:	/s/ Lisa Brady
Lisa Brady
Chief Executive Officer
(Principal Executive Officer)

