Form 10-Q
period 2023-04-02
PARKS AMERICA, INC
filed 2023-05-16
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2023

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

As of May 12, 2023, the issuer had 75,389,558 outstanding shares of Common Stock.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PRKA	OTCPink

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of April 2, 2023 (UNAUDITED) and October 2, 2022

	April 2, 2023	October 2, 2022
ASSETS
Cash	$3,861,632	$5,472,036
Accounts receivable	3,335	4,405
Inventory	532,143	541,986
Prepaid expenses	572,891	170,782
Total current assets	4,970,001	6,189,209
Property and equipment, net	15,067,473	14,811,742
Intangible assets, net	76,207	79,565
Other assets	20,909	23,090
Total assets	$20,134,590	$21,103,606
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$623,234	$267,567
Other current liabilities	494,266	521,872
Current portion of long-term debt, net	749,879	732,779
Total current liabilities	1,867,379	1,522,218
Long-term debt, net	3,847,364	4,227,442
Total liabilities	5,714,743	5,749,660
Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 75,389,558 and 75,227,058 shares issued and outstanding, respectively	75,389	75,227
Capital in excess of par	5,052,600	4,987,762
Retained earnings	9,291,858	10,290,957
Total stockholders’ equity	14,419,847	15,353,946
Total liabilities and stockholders’ equity	$20,134,590	$21,103,606

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months and Six Months Ended April 2, 2023 and April 3, 2022

	For the three months ended		For the six months ended
	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Park revenues	$1,857,565	$2,084,452	$3,675,144	$4,026,503
Sale of animals	17,900	2,122	61,700	4,829
Total revenues	1,875,465	2,086,574	3,736,844	4,031,332
Cost of sales	282,881	342,641	555,501	625,677
Selling, general and administrative	1,821,295	1,556,859	3,347,307	3,533,656
Depreciation and amortization	209,449	192,575	426,633	385,650
Tornado expenses and write-offs	632,372	-	632,372	-
(Gain) loss on disposal of operating assets	30,584	-	30,584	(18,000)
Loss from operations	(1,101,116)	(5,501)	(1,255,553)	(495,651)
Other income, net	31,666	19,386	61,279	46,292
Interest expense	(56,489)	(67,775)	(115,225)	(136,671)
Loss before income taxes	(1,125,939)	(53,890)	(1,309,499)	(586,030)
Income tax benefit	(279,800)	(2,200)	(310,400)	(112,400)
Net loss	$(846,139)	$(51,690)	$(999,099)	$(473,630)
Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding (in 000’s) - basic and diluted	75,270	75,168	75,248	75,146

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months and Six Months Ended April 2, 2023 and April 3, 2022

	Shares	Amount	Capital in Excess of Par	Treasury Stock	Retained Earnings	Total
Balance at October 2, 2022	75,227,058	$75,227	$4,987,762	$-	$10,290,957	$15,353,946
Net loss for the three months ended January 1, 2023	-	-	-	-	(152,960)	(152,960)
Balance at January 1, 2023	75,227,058	$75,227	$4,987,762	$-	$10,137,997	$15,200,986
Issuance of common stock to Directors	162,500	162	64,838	-	-	65,000
Net loss for the three months ended April 2, 2023	-	-	-	-	(846,139)	(846,139)
Balance at April 2, 2023	75,389,558	$75,389	$5,052,600	$-	$9,291,858	$14,419,847

	Shares	Amount	Capital in Excess of Par	Treasury Stock	Retained Earnings	Total
Balance at October 3, 2021	75,124,087	$75,124	$4,934,212	$(3,250)	$9,563,466	$14,569,552
Net loss for the three months ended January 2, 2022	-	-	-	-	(421,940)	(421,940)
Balance at January 2, 2022	75,124,087	$75,124	$4,934,212	$(3,250)	$9,141,526	$14,147,612
Issuance of common stock to Directors and an Officer	102,971	103	56,800	-	-	56,903
Retirement of Treasury Stock			(3,250)	3,250		-
Net loss for the three months ended April 3, 2022	-	-	-	-	(51,690)	(51,690)
Balance at April 3, 2022	75,227,058	$75,227	$4,987,762	$-	$9,089,836	$14,152,825

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended April 2, 2023 and April 3, 2022

	For the six months ended
	April 2, 2023	April 3, 2022
OPERATING ACTIVITIES:
Net loss	$(999,099)	$(473,630)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization expense	426,633	385,650
Amortization of right of use asset	-	154,831
Interest expense - debt financing cost amortization	2,944	2,944
Interest expense - financing lease	-	5,027
Stock-based compensation	65,000	56,903
Tornado asset write-offs	250,696	-
Loss (gain) loss on disposal of assets	30,584	(18,000)
Changes in assets and liabilities
(Increase) decrease in accounts receivable	1,070	(6,461)
(Increase) decrease in inventory	9,843	(248,188)
(Increase) decrease in prepaid expenses	(402,109)	(271,687)
Increase (decrease) in accounts payable	355,667	71,682
Increase (decrease) in other current liabilities	(27,606)	17,841
Net cash used in operating activities	(286,377)	(323,088)
INVESTING ACTIVITIES:
Acquisition of property and equipment	(952,640)	(1,164,176)
Investment in tradenames	(5,466)	-
Proceeds from the disposition of property and equipment	-	18,000
Net cash used in investing activities	(958,106)	(1,146,176)
FINANCING ACTIVITIES:
Payments on 2020 Term Loan	(236,957)	(225,392)
Payments on 2021 Term Loan	(128,964)	(124,211)
Principal payments on finance lease obligation	-	(160,863)
Net cash used in financing activities	(365,921)	(510,466)
Net decrease in cash	(1,610,404)	(1,979,730)
Cash at beginning of period	5,472,036	6,654,348
Cash at end of period	$3,861,632	$4,674,618
Supplemental Cash Flow Information:
Cash paid for interest	$112,040	$133,576
Cash paid for income taxes	$100,000	$200,000
Supplemental Disclosure of Noncash Investing and Financing Activities:
Right of use asset obtained in exchange for finance lease liability	$-	$464,492

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 2, 2023

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. Interim results are not necessarily indicative of the results for a full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2022.

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

Financial and Concentrations Risk: The Company does not have any significant concentrations. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 2, 2023

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable: The theme parks are a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had $3,335 and $4,405 of accounts receivable as of April 2, 2023 and October 2, 2022, respectively.

Inventory: Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. The gross profit method is used to determine the change in gift shop inventory for interim periods. Inventories are reviewed and reconciled annually because inventory levels turn over rapidly. The Company had inventory of $532,143 and $541,986 as of April 2, 2023 and October 2, 2022, respectively.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	April 2, 2023	October 2, 2022	Depreciable Lives
Land	$6,389,470	$6,389,470	not applicable
Mineral rights	276,000	276,000	25 years
Ground improvements	2,893,046	2,797,694	7-25 years
Buildings and structures	3,670,659	3,922,106	10-39 years
Animal shelters and habitats	2,828,970	2,479,832	10-39 years
Park animals	1,305,793	1,247,777	5-25 years
Equipment - concession and related	470,135	464,988	3-15 years
Equipment and vehicles - yard and field	795,599	766,149	3-15 years
Vehicles - buses and rental	304,992	267,483	3-5 years
Rides and entertainment	177,154	106,247	5-7 years
Furniture and fixtures	27,159	28,694	5-10 years
Projects in process	766,175	808,526
Property and equipment, cost	19,905,152	19,554,966
Less accumulated depreciation	(4,837,679)	(4,743,224)
Property and equipment, net	$15,067,473	$14,811,742

Depreciation expense for the three months ended April 2, 2023 and April 3, 2022 totaled $204,965 and $192,300, respectively, and depreciation expense for the six months ended April 2, 2023 and April 3, 2022 totaled $417,665 and $385,100, respectively.

Intangible Assets: Intangible assets consist primarily of software implementation costs, website domains and tradename registrations, which are reported at cost and are being amortized over a period of three to fifteen years. Amortization expense for the three months ended April 2, 2023 and April 3, 2022 totaled $4,484 and $275, respectively, and amortization expense for the six months ended April 2, 2023 and April 3, 2022 totaled $8,968 and $550, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 2, 2023

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

During the three months and six months period ended April 2, 2023 the Company recorded long-lived asset impairment charges of $250,696 related to tornado and severe weather damage at its Georgia Park on March 26-27, 2023. See “NOTE 3. TORNADO EXPENSES AND ASSET WRITE-OFFS” for further details.

Other Current Liabilities: The following is a breakdown of other current liabilities:

	April 2, 2023	October 2, 2022
Deferred revenue	$193,356	$193,912
Accrued wages and payroll taxes	169,046	122,265
Accrued sales taxes	45,624	49,123
Accrued property taxes	17,291	46,814
Other accrued liabilities	68,949	109,758
Other current liabilities	$494,266	$521,872

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

Deferred revenues from advance online admission tickets, and season passes and memberships were $193,356 and $193,912 as of April 2, 2023 and October 2, 2022, respectively, and is included within Other Current Liabilities in the accompanying consolidated balance sheets.

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

Advertising and Marketing Costs: The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the three months ended April 2, 2023 and April 3, 2022 totaled $283,307 and $267,247, respectively, and advertising and marketing expense for the six months ended April 2, 2023 and April 3, 2022 totaled $488,743 and $575,120, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 2, 2023

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In October 2021, the Company entered into a financing lease for certain property related to a Christmas Lights drive through display at its Missouri Park. Effective September 27, 2022, the Company terminated this financing lease, acquiring the leased property related to the Christmas Lights display for $85,000 in exchange for a mutual release of obligations under the lease agreement and recognized a lease termination gain of $2,011. During the three months ended April 3, 2022 the Company recognized interest expense of $3,016. For the six months ended April 3, 2022 the Company recognized right of use asset amortization and interest expense related to this lease of $154,831 and $5,027, respectively.

Stock Based Compensation: The Company recognizes stock based compensation costs on a straight-line basis over the requisite service period associated with the grant. The Company awards shares to its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company recognizes the expense based on the fair market value at the time of the grant. The Company typically awards its annual Director compensation around the end of each calendar year.

A Stock Option and Award Plan (the “Plan”) providing for incentive stock options and performance bonus awards for executives, employees, and directors was approved by the Company’s Board of Directors on February 1, 2005, however, the Plan has not been submitted to the stockholders for approval. The Plan sets aside five million (5,000,000) shares for the award of stock options, including qualified incentive stock options and performance stock bonuses. To date, no grants or awards have been made pursuant to the Plan and the Company did not submit the Plan for consideration to the Company’s stockholders at its last meeting of stockholders.

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

The Company follows the guidance in FASB ASC 740 with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of April 2, 2023 or October 2, 2022.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 2, 2023

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

Recent Accounting Pronouncements:

Credit Losses – Financial Instruments

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), which changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held, replacing the existing incurred loss model. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures; however, it is not anticipated to be material.

Except as noted, the Company does not expect recently issued accounting standards or interpretations to have a material impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.

NOTE 3. TORNADO EXPENSES AND ASSET WRITE-OFFS

During March 26-27, 2023, the Company’s Georgia Park experienced extensive damage, caused by an EF-3 tornado and over nine inches of rain, resulting in more than 4,500 fallen trees and damage to many of the Park’s animal enclosures, fencing and other infrastructure. The Walkabout Adventure Zoo (“Walkabout”) portion of the property was particularly hard hit. The Georgia Park was closed for 20 days, including for most of its traditionally busy spring break period, which has historically comprised approximately 10%-15% of its annual revenue. The drive-through safari section of the Georgia Park reopened on April 15 and a portion of the Walkabout section reopened on May 6.

For the three month and six month periods ended April 2, 2023, the Company recorded $381,676 of tornado related expenses, primarily due to tree and other debris removal, repairing and replacing underground water pipes throughout the property, as well as general clean-up efforts. In addition, the Company recorded tornado and severe weather related asset write-offs of $250,696, primarily associated with damage to various animal exhibits, several buildings, fencing and other infrastructure. Subsequent to April 2, 2023, approximately $490,000 of additional tornado related clean-up, repair and reopening expenses have been incurred or are expected to be incurred in the 2023 fiscal year.

The Company also recorded initial capital investments of $110,642 through April 2, 2023 related to tornado damage rebuilding projects and approximately $500,000 of additional tornado related capital spending is anticipated through October 1, 2023. Management is working with its insurance providers regarding tornado damage related coverage and anticipated proceeds are not expected to exceed $700,000, factoring in deductibles and co-insurance. The Company is also working with local, state, and federal agencies to explore options to assist with offsetting tornado related clean-up, repair and rebuilding costs.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 2, 2023

NOTE 4. LONG-TERM DEBT

On June 18, 2021, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2021 Refinancing”) with Synovus Bank (“Synovus”). The 2021 Refinancing included a term loan in the original principal amount of $1.95 million (the “2021 Term Loan”). The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was $1.51 million as of April 2, 2023.

On April 27, 2020, the Company, through its wholly owned subsidiary Aggieland-Parks, Inc., acquired Aggieland Wild Animal – Texas, financed in part with a $5.0 million loan (the “2020 Term Loan”) from First Financial Bank, N.A. (“First Financial”). The 2020 Term Loan is secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, and required interest only monthly payments through April 2021. The 2020 Term Loan requires monthly payments of $53,213 beginning in May 2021. The Company paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the $903,222 of incremental proceeds of the 2021 Term Loan, combined with additional funds, to paydown $1.0 million against the 2020 Term Loan, which had an outstanding balance of $3.13 million as of April 2, 2023. The Company is in compliance with the liquidity and annual debt coverage ratio financial covenants of the 2020 Term Loan.

Interest expense of $56,489 and $67,775 for the three month periods ended April 2, 2023 and April 3, 2022, respectively, includes $1,472 of debt closing costs amortization in each period. Interest expense of $115,225 and $136,671 for the six month periods ended April 2, 2023 and April 3, 2022, respectively, includes $2,944 of debt closing costs amortization in each period. Interest expense for the three month period and six month period ended April 3, 2022 also includes financial lease cost amortization of $3,016 and $5,027, respectively.

The following table represents the aggregate of the Company’s outstanding long-term debt:

	As of
	April 2, 2023	October 2, 2022
Loan principal outstanding	$4,644,216	$5,010,136
Less: unamortized debt financing costs	(46,973)	(49,915)
Gross long-term debt	4,597,243	4,960,221
Less current portion of long-term debt, net of unamortized costs and discount	(749,879)	(732,779)
Long-term debt	$3,847,364	$4,227,442

As of April 2, 2023, the scheduled future principal maturities of the Company’s long-term debt by fiscal year are as follows:

2023	$372,728
2024	773,562
2025	810,139
2026	848,474
2027	888,655
thereafter	950,658
Total	$4,644,216

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 2, 2023

NOTE 5. STOCKHOLDERS’ EQUITY

Shares of common stock issued for service to the Company are valued based on market price on the date of the award.

On February 2, 2023, the Company declared its annual compensation award to seven directors for their service on the Board of Directors. Seven directors were awarded $10,000 each and three directors received a total of $10,000 for serving as committee chairpersons and as a non-employee officer, with such compensation to be paid all in shares of the Company’s common stock, all in cash or a combination thereof, at each director’s election. Five directors elected to receive all shares, one director elected to receive 60% in shares and 40% in cash, and one director elected all cash. Based on the closing stock price of $0.40 per share on February 2, 2023, a total of 162,500 shares were issued on March 9, 2023. The total compensation award cost of $80,000 was reported as an expense in the three month period ended April 2, 2023.

Effective February 14, 2023, Lisa Brady the Company’s President and Chief Executive Officer vested in 128,205 shares of the Company’s common stock, in accordance with the terms of her employment agreement. Those shares are expected to be issued by May 31, 2023. The Company recorded $50,000 of compensation award cost expense in the three month period ended April 2, 2023.

On December 13, 2021, the Company declared its annual compensation award to seven directors for their service on the Board of Directors. Five directors were awarded $10,000 each, two new directors were awarded $2,222 each, and two directors received a total of $7,500 for serving as committee chairpersons and as a non-employee officer, with such compensation to be paid all in shares of the Company’s common stock, all in cash or a combination thereof, at each director’s election. Five directors elected to receive all shares, one director elected to receive 60% in shares and 40% in cash, and one director elected all cash. Based on the closing stock price of $0.553 per share on December 13, 2021, a total of 84,888 shares were issued on February 21, 2022. The total compensation award cost of $61,944 was reported as an expense in the three month period ended January 2, 2022.

On December 13, 2021, the Company awarded a non-director officer $10,000 to be paid in shares of the Company’s common stock, totaling 18,083 shares based on the closing stock price of $0.553 per share on December 13, 2021, which were distributed on February 21, 2022, and $10,000 of compensation expense was reported in the three month period ended January 2, 2022.

Officers, directors and their controlled entities own approximately 53.7% of the outstanding common stock of the Company as of April 2, 2023.

NOTE 6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Employment Agreements:

Effective November 14, 2022, the Company and Ms. Brady, entered into an employment agreement (the “Brady Employment Agreement”). Pursuant to the Brady Employment Agreement, Ms. Brady receives an initial base annual compensation in the amount of $175,000 per year, subject to annual review by the Board of Directors. Ms. Brady is entitled to receive an annual Performance Incentive of up to 25% of her base annual compensation, subject to performance milestones. Ms. Brady received a $50,000 award of shares of Company stock, which vested on February 14, 2023, after her first ninety days of employment. The number of shares of this award totaled 128,205 based on the $0.39 closing price of the Company’s stock on November 14, 2022. Ms. Brady is also scheduled to receive share awards of the Company’s common stock with a total value of $50,000, $60,000, $70,000 and $75,000 as of the last day of the Company’s fiscal year from its 2023 fiscal year through its 2026 fiscal year, respectively. The number of shares awarded is to be based on the average price of the Company’s stock on the date of the award. Each award will vest in one-third increments, with the first third vesting on the date of the award, the second third vesting on the first anniversary of the award and the final third vesting on the second anniversary of the award. Ms. Brady also received a $5,000 sign-on bonus. The Brady Employment Agreement has a term of five years and entitles Ms. Brady to participate in any deferred compensation plan the Company may adopt during the term of her employment with the Company.

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

April 2, 2023

NOTE 6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

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

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause ($291,667 in aggregate) or (ii) in the event of a change in control of the Company ($381,667 in aggregate), as well as disability and death payment provisions ($174,167 in aggregate). As of April 2, 2023, the Company has not adopted any deferred compensation plans.

NOTE 7. INCOME TAXES

For the six month period ended April 2, 2023, the Company reported a pre-tax loss of $1.31 million. The Company recorded an income tax benefit of $310,400 for the six month period ended April 2, 2023, comprised of a federal benefit of $265,300 and a State of Georgia benefit of $45,100. For the six month period ended April 3, 2022, the Company reported a pre-tax loss of $586,030. The Company’s net income tax benefit of $112,400 for the six month period ended April 3, 2022 was comprised of a federal benefit of $125,800 and a State of Georgia expense of $13,400.

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

On February 17, 2021, two children of James Meikle, the Company’s former President and Chief Operating Officer, filed a Complaint in the Eighth Judicial District Court, Clark County, Nevada (case no. A-21-829563-C), alleging the Company was obligated under Mr. Meikle’s Employment Agreement to purchase at least $540,000 of life insurance for Mr. Meikle, who passed away on November 28, 2018. The Complaint was seeking damages of $540,000, as well as interest and expenses. The trial date was set for February 14, 2023. Effective August 5, 2022, the Company agreed to pay the plaintiffs $100,000 to settle this Complaint and obtain a full release for any related complaints. The release was completed on August 26, 2022, the Company issued payment for the settlement amount on August 31, 2022, and an order of dismissal was filed on September 19, 2022.

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

April 2, 2023

NOTE 9. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended		For the six months ended
	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Total revenues:
Georgia	$1,050,455	$1,340,581	$2,389,596	$2,649,021
Missouri	270,827	232,712	490,592	502,814
Texas	554,183	513,281	856,656	879,497
Consolidated	$1,875,465	$2,086,574	$3,736,844	$4,031,332
Income (loss) before income taxes:
Georgia	$117,091	$383,035	$505,189	$781,805
Missouri	(114,132)	(169,123)	(276,701)	(575,032)
Texas	(69,614)	(30,987)	(225,878)	(161,392)
Segment total	(66,655)	182,925	2,610	45,381
Corporate	(402,089)	(188,426)	(625,791)	(541,032)
Tornado expenses and write-offs	(632,372)	-	(632,372)	-
Other income, net	31,666	19,386	61,279	46,292
Interest expense	(56,489)	(67,775)	(115,225)	(136,671)
Consolidated	$(1,125,939)	$(53,890)	$(1,309,499)	$(586,030)

	As of
	April 2, 2023	October 2, 2022
Total assets:
Georgia	$8,502,978	$9,402,877
Missouri	3,045,963	3,468,730
Texas	8,050,138	8,074,421
Corporate	535,511	157,578
Consolidated	$20,134,590	$21,103,606

NOTE 10. FAIR VALUE MEASUREMENTS

As of April 2, 2023 and October 2, 2022, the fair value of our long-term debt was $4.29 million and $4.61 million, respectively. The measurement of the fair value of long-term debt is based upon inquiries of the financial institutions holding the respective loans and is considered a Level 2 fair value measurement.

The respective carrying values of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

NOTE 11. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to April 2, 2023 to the date these financial statements were issued and has determined, except for the matters disclosed in “NOTE 3. TORNADO EXPENSES AND ASSET WRITE-OFFS,” no material subsequent events have occurred from the date of these unaudited consolidated financial statements.

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

During March 26-27, 2023, our Georgia Park experienced extensive damage, caused by an EF-3 tornado and over nine inches of rain, resulting in more than 4,500 fallen trees and damage to many of the Park’s animal enclosures, fencing and other infrastructure. The Walkabout Adventure Zoo (“Walkabout”) portion of the property was particularly hard hit. Our Georgia Park was closed for 20 days, including for most of its traditionally busy spring break period, which has historically comprised approximately 10%-15% of its annual revenue. The drive-through safari section of our Georgia Park reopened on April 15 and a portion of the Walkabout section reopened on May 6. We anticipate reopening an additional section of our Georgia Park Walkabout by Memorial Day weekend.

For the three month and six month periods ended April 2, 2023, we recorded $381,676 of tornado related expenses, primarily due to tree and other debris removal, repairing and replacing underground water pipes throughout the property, as well as general clean-up efforts. In addition, we recorded tornado and severe weather related asset write-offs of $250,696, primarily associated with damage to various animal exhibits, several buildings, fencing and other infrastructure. Subsequent to April 2, 2023, approximately $490,000 of additional tornado related clean-up, repair and reopening expenses have been incurred or are expected to be incurred in our 2023 fiscal year.

As of April 2, 2023 we have recorded initial capital investments of $110,642 related to tornado damage rebuilding projects and approximately $500,000 of additional tornado related capital spending is anticipated through October 1, 2023. We are working with our insurance providers regarding tornado damage related coverage and anticipated proceeds are not expected to exceed $700,000, factoring in deductibles and co-insurance. We are also working with local, state, and federal agencies to explore options to assist with offsetting tornado related clean-up, repair and rebuilding costs.

As a result of the near-term needs associated with the tornado recovery effort at our Georgia Park, we are in the process of revising our 2023 fiscal year capital investment plan. Two significant new marketable attractions in our Georgia Park Walkabout, an enhanced ring-tailed lemur exhibit and new aviary, featuring macaws and a budgie parrot feeding experience, were not significantly impacted by the tornado event and opened on May 6, 2023. In addition, a new marquee otter exhibit was recently completed in our Missouri Park Walkabout and a fourth drive-through pasture at our Texas Park opened in early March 2023, allowing guests to feed zebras and camels directly from their vehicles.

Our initial 2023 fiscal year capital plan also included investment in fleet vehicles, roadways and other necessary safety-related capital projects. Due to the significant unplanned spending driven by the Georgia tornado, we have paused our project related to accessing public water in Texas as well as several other minor projects in order to manage cash flow. Our capital investment activity for the balance of our 2023 fiscal year will focus on rebuilding and enhancing several of our Georgia Park Walkabout exhibits, as well as replacing guest pathways and fencing. Our plan to open a significant new giraffe exhibit at our Georgia Park during our 2022 fiscal year experienced delays due to a highly inflationary period for building materials and a challenging labor market. While we remain committed to this showcase attraction, the recent tornado has caused the management team to reprioritize capital projects. We expect to establish a revised timeline for this project during our 2024 fiscal year.

We continue to believe our 2023 fiscal year capital plan sets the stage for longer-term master planning and optimization at each of our parks. The new and enhanced animal exhibits featured in our 2023 capital plan reflect the launch of a multi-year process to reimagine the Walkabout portion of our parks. The pacing and focus of these efforts have been altered by the recent Georgia Park tornado event. As we work to rebuild the Walkabout portion of our Georgia Park, we are working to strike a balance between reopening quickly and rebuilding in a manner consistent with our longer-term vision. Our current forecasts anticipate spending approximately $1.50 million in capital during our 2023 fiscal year, which will again be fully funded from our existing cash and continues to demonstrate our commitment to building for long-term, sustainable growth.

We are committed to leveraging the strong operating model we have established at our Georgia Park at all three of our properties, with a focus on increasing attendance through enhanced marketing efforts and focused capital investments, as well as continuing to prudently increase the average revenue generated per guest visit via concession and gift shop revenues. In addition to rebuilding and improvements to our Georgia Park Walkabout, among our highest priorities over the next several years is continuing the integration of our Texas Park, continual enhancement of the overall guest experience at each of our parks, as well as the introduction of new programming and enhanced marketing efforts. As our Texas Park first opened to the public in May 2019, we believe there remains tremendous potential to increase attendance by increasing the local and regional awareness of this facility via advertising and promotion. We are encouraged by the higher levels of attendance at our Missouri Park starting in the spring of 2020 and plan on leveraging the increased exposure of this facility to continue to build on this recent success.

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

Results of Operations for the Three Month Period Ended April 2, 2023 as Compared to Three Month Period Ended April 3, 2022

The following table shows our consolidated and segment operating results for the three month periods ended April 2, 2023 and April 3, 2022:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
Total revenues	$1,050,455	$1,340,581	$270,827	$232,712	$554,183	$513,281	$1,875,465	$2,086,574
Segment income (loss) from operations	117,091	383,035	(114,132)	(169,123)	(69,614)	(30,987)	(66,655)	182,925
Segment operating margin %	11.1%	28.6%	-42.1%	-72.7%	-12.6%	-6.0%	-3.6%	8.8%

Corporate expenses							(402,089)	(188,426)
Tornado expenses and write-offs							(632,372)	-
Other income, net							31,666	19,386
Interest expense							(56,489)	(67,775)
Loss before income taxes							$(1,125,939)	$(53,890)

Total Net Sales

Our total revenues for the three month period ended April 2, 2023 were $1.88 million, a decrease of $211,109, compared to the three month period ended April 3, 2022. Our combined park revenues decreased by $226,887 or 10.9%, while animal sales increased by $15,778. As a result of a tornado and severe weather event, our Georgia Park was closed for the final eight days of the three month period ended April 2, 2023, during the comparable eight day period in the prior year, our Georgia Park generated park revenues of approximately $303,500. On a pro forma basis, assuming flat park revenues for our Georgia Park during the severe weather closure period, our park revenues for the three months ended April 2, 2023 increased by 3.7%.

Georgia park revenues were $1.05 million, a decrease of $288,004 or 21.5%, and animal sales decreased $2,122. On a pro forma basis, assuming flat sales during the severe weather closure period, Georgia park revenues increased by approximately $15,500 or 1.2%. Missouri park revenues increased by $38,115 or 16.4%, to $270,827. Texas park revenues increased by $23,002 or 4.5%, to $536,283, while animal sales increased by $17,900.

For the three month period ended April 2, 2023, paid attendance at our Missouri and Texas Parks increased by approximately 45.4%, and 9.0%, respectively. Georgia Park paid attendance decreased by 21.8%. Adjusted for the tornado damage closure, on a pro forma basis, Georgia Park paid attendance decreased by 0.8%.

Segment Operating Margin

Our segment loss from operations was $66,655 for the three month period ended April 2, 2023, a net decrease of $249,580, compared to a segment income from operations of $182,925 for the three month period ended April 3, 2022. Our Georgia Park generated segment operating income of $117,091, a decrease of $265,944, primarily attributable to estimated lost park revenue margin of $280,000 due to the tornado damage park closure. Our Missouri Park generated a segment operating loss of $114,132, a decrease of $54,991, primarily attributable to higher park revenues and favorable cost of sales. Our Texas Park generated a segment operating loss of $69,614, an increase of $38,627, as higher advertising, compensation and general operating expenses, as well as higher depreciation and asset write-offs, more than offset higher park revenues and favorable cost of sales.

Corporate Expenses

Corporate expenses increased by $213,663 to $402,089 during the three month period ended April 2, 2023, primarily due to higher compensation expense attributable to the 2023 fiscal year executive transition and higher professional fees, as well as the shift of director compensation into three months ended April 2, 2023.

Tornado Expenses and Write-offs

As a result of the tornado and severe weather damage at our Georgia Park during March 26-27, 2023, for the three month period ended April 2, 2023, we recorded $381,676 of tornado related expenses, primarily due to tree and other debris removal, repairing and replacing underground water pipes throughout the property, as well as general clean-up and reopening efforts. In addition, we recorded tornado and severe weather related asset write-offs of $250,696, primarily associated with damage to various animal exhibits, several buildings, fencing and other infrastructure.

Other Income, Net

Other income, net for the three month period ended April 2, 2023 increased by $12,280, to $31,666, attributable to higher interest income, partially offset by lower mineral rights royalty income from our Texas Park property.

Interest Expense

Interest expense for the three month period ended April 2, 2023 decreased by $11,286, to $56,489, primarily attributable to a reduction in term loan interest, as well as imputed interest on a right of use asset in the prior year.

Income Taxes

For the three month period ended April 2, 2023, we reported a pre-tax loss of $1.13 million. Based on a year-to-date blend of federal and State of Georgia pre-tax losses, we recorded an income tax benefit of $279,800 for the three month period ended April 2, 2023.

Net Loss and Loss Per Share

For the three month period ended April 2, 2023, we reported a net loss of $846,139 or $0.01 per basic share and per fully diluted share, compared to a net loss of $51,690 or $0.00 per basic share and per fully diluted share, for the three month period ended April 3, 2022, resulting in an increase of $794,449. The increase in our reported net loss for the three month period ended April 2, 2023 is largely attributable to the after-tax impact of the tornado recovery and write-offs charge of $469,572 recorded in the three month period ended April 2, 2023. Excluding this charge, our adjusted net loss was $376,567 resulting in an increase of $324,877, primarily attributable to a $265,944 decrease in segment income for our Georgia Park, a $213,663 increase in Corporate expenses, and a $38,627 increase in the segment loss for our Texas Park, partially offset by a $54,991 decrease in the segment loss for our Missouri Park, a $12,280 increase in other income, a $11,286 decrease in interest expense and a $114,800 increase in our adjusted seasonal income tax benefit.

Results of Operations for the Six Month Period Ended April 2, 2023 as Compared to Six Month Period Ended April 3, 2022

The following table shows our consolidated and segment operating results for the six month periods ended April 2, 2023 and April 3, 2022:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
Total revenues	$2,389,596	$2,649,021	$490,592	$502,814	$856,656	$879,497	$3,736,844	$4,031,332
Segment income (loss) from operations	505,189	781,805	(276,701)	(575,032)	(225,878)	(161,392)	2,610	45,381
Segment operating margin %	21.1%	29.5%	-56.4%	-114.4%	-26.4%	-18.4%	0.1%	1.1%

Corporate expenses							(625,791)	(541,032)
Tornado expenses and write-offs							(632,372)	-
Other income, net							61,279	46,292
Interest expense							(115,225)	(136,671)
Income before income taxes							$(1,309,499)	$(586,030)

Total Net Sales

Our total revenues for the six month period ended April 2, 2023 were $3.74 million, a decrease of $294,488, compared to the six month period ended April 3, 2022. Our combined park revenues decreased by $351,359 or 8.7%, while animal sales increased by $56,871. As a result of a tornado and severe weather event, our Georgia Park was closed for the final eight days of the six month period ended April 2, 2023, during the comparable eight day period in the prior year, our Georgia Park generated park revenues of approximately $303,500. On a pro forma basis, assuming flat park revenues for our Georgia Park during the severe weather closure period, our park revenues for the six months ended April 2, 2023 decreased by 1.2%.

Georgia park revenues were $2.35 million, a decrease of $301,103 or 11.4%, while animal sales increased $41,678. On a pro forma basis, assuming flat sales during the severe weather closure period, Georgia park revenues increased by approximately $2,400 or 0.1%. Missouri park revenues decreased by $9,515 or 1.9%, to $490,592, while animal sales decreased by $2,707. Texas park revenues decreased by $40,741 or 4.6%, to $838,756, while animal sales increased by $17,900.

For the six month period ended April 2, 2023, paid attendance at our Missouri Park increased by approximately 5.7%, while paid attendance at our Georgia and Texas Parks decreased by 15.7% and 4.9%, respectively. Adjusted for the tornado damage closure, on a pro forma basis, Georgia Park paid attendance decreased by 5.7%.

Segment Operating Margin

Our segment income from operations was $2,610 for the six month period ended April 2, 2023, a decrease of $42,771, compared to a segment income from operations of $45,381 for the six month period ended April 3, 2022. Our Georgia Park generated segment operating income of $505,189, a decrease of $276,616, primarily attributable to estimated lost park revenue margin of $280,000 due to the tornado damage park closure. Our Missouri Park generated a segment operating loss of $276,701, a decrease of $298,331, primarily attributable to lower special event and advertising expenses, lower compensation and operating expenses, as well as favorable cost of sales, partially offset by lower park revenues. Our Texas Park generated a segment operating loss of $225,878, an increase of $64,486, primarily attributable to lower park revenues, higher compensation and general operating expenses, as well as higher depreciation and asset write-offs, partially offset by favorable cost of sales and lower advertising expense.

Corporate Expenses

Corporate expenses increased by $84,759 to $625,791 during the six month period ended April 2, 2023 primarily due to higher compensation expense attributable to the 2023 fiscal year executive transition, as well as higher director and professional fees.

Tornado Expenses and Write-offs

As a result of the tornado and severe weather damage at our Georgia Park during March 26-27, 2023, for the six month period ended April 2, 2023, we recorded $381,676 of tornado related expenses, primarily due to tree and other debris removal, repairing and replacing underground water pipes throughout the property, as well as general clean-up and reopening efforts. In addition, we recorded tornado and severe weather related asset write-offs of $250,696, primarily associated with damage to various animal exhibits, several buildings, fencing and other infrastructure.

Other Income, Net

Other income, net for the six month period ended April 2, 2023 increased by $14,987, to $61,279, attributable to higher interest income, partially offset by lower mineral rights royalty income from our Texas Park property.

Interest Expense

Interest expense for the six month period ended April 2, 2023 decreased by $21,446, to $115,225, primarily attributable to a reduction in term loan interest, as well as imputed interest on a right of use asset in the prior year.

Income Taxes

For the six month period ended April 2, 2023, we reported a pre-tax loss of $1.31 million. Our income tax benefit of $310,400 for the six month period ended April 2, 2023 is based on our estimated 2023 fiscal year blended effective federal and state income tax rate of approximately 24.0%.

Net Loss and Loss Per Share

For the six month period ended April 2, 2023, we reported a net loss of $999,099 or $0.01 per basic share and per fully diluted share, compared to a net loss of $473,630 or $0.01 per basic share and per fully diluted share, for the six month period ended April 3, 2022, resulting in an increase of $525,469. The increase in our reported net loss for the six month period ended April 2, 2023 is primarily attributable to the after-tax impact of the tornado recovery and write-offs charge of $469,572 recorded in the six month period ended April 2, 2023. Excluding this charge, our adjusted net loss was $529,527, resulting in an increase of $55,897, primarily attributable to a $276,616 decrease in segment income for our Georgia Park, a $84,759 increase in Corporate expenses, and a $64,486 increase in the segment loss for our Texas Park, partially offset by a $298,331 decrease in the segment loss for our Missouri Park, a $14,987 increase in other income, a $21,446 decrease in interest expense and a $35,200 increase in our adjusted seasonal income tax benefit.

The following table shows our adjusted net income for the three month and six month periods ended April 2, 2023 and April 3, 2022:

	For the three months ended		For the six months ended
	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Net loss	$(846,139)	$(51,690)	$(999,099)	$(473,630)
Tornado expenses and write-offs	632,372	-	632,372	-
Tax impact - Tornado expenses and write-offs	(162,800)	-	(162,800)	-
Adjusted net loss	$(376,567)	$(51,690)	$(529,527)	$(473,630)

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

Our working capital was $3.10 million as of April 2, 2023, compared to $4.67 million as of October 2, 2022. The decrease in working capital primarily reflects cash used for capital investments, scheduled term loan payments and net cash used in operating activities during the six month period ended April 2, 2023.

Total loan debt, including current maturities, as of April 2, 2023 was $4.60 million compared to $4.96 million as of October 2, 2022. The decrease in total loan debt is the result of scheduled term loan payments during the six month period ended April 2, 2023.

As of April 2, 2023, we had equity of $14.42 million and total loan debt of $4.60 million, resulting in a debt to equity ratio of 0.32 to 1.0, compared to 0.32 to 1.0 as of October 2, 2022.

Operating Activities

Net cash used in operating activities was $286,377 for the six month period ended April 2, 2023, compared to $323,088 for the six month period ended April 3, 2022, resulting in a decrease of $36,711, as our higher net loss was offset by higher noncash charges and lower net cash used for working capital.

Investing Activities

Net cash used in investing activities was $958,106 for the six month period ended April 2, 2023, compared to $1.15 million for the six month period ended April 3, 2022, resulting in a decrease of $188,070. Our capital spending for the six month period ended April 2, 2023 was $952,640, compared to $1.16 million for the six month period ended April 3, 2022.

Financing Activities

Net cash used in financing activities was $365,921 for the six month period ended April 2, 2023, compared to $510,466 for the six month period ended April 3, 2022, resulting in a decrease of $144,545. During the six months ended April 3, 2022, we made $160,863 of payments on a financing lease obligation.

Subsequent Events

During March 26-27, 2023, our Georgia Park experienced extensive damage, caused by an EF-3 tornado and over nine inches of rain, resulting in the closure of the Park for 20 days and significant clean-up and repair expenditures. For more information regarding this matter see “NOTE 3. TORNADO EXPENSES AND ASSET WRITE-OFFS” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended April 2, 2023 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

For example, during March 26-27, 2023, our Georgia Park experienced extensive damage, caused by an EF-3 tornado and over nine inches of rain, resulting in more than 4,500 fallen trees and damage to many of the Park’s animal enclosures, fencing and other infrastructure. Our Georgia park was subsequently closed for 20 days, including for most of its traditionally busy spring break period, which has historically comprised approximately 10%-15% of its annual revenue. Also, during February 2021 our Texas Park was closed for several weeks, experienced power outages and sustained property damage associated with several severe winter storms.

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

PARKS! AMERICA, INC.

May 16, 2023	By:	/s/ Lisa Brady
Lisa Brady
Chief Executive Officer
(Principal Executive Officer)

