Form 10-Q
period 2023-07-02
PARKS AMERICA, INC
filed 2023-08-15
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2023

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

As of August 11, 2023, the issuer had 75,517,763 outstanding shares of Common Stock.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PRKA	OTCPink

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of July 2, 2023 (UNAUDITED) and October 2, 2022

	July 2, 2023	October 2, 2022
ASSETS
Cash	$2,875,889	$5,472,036
Accounts receivable	673,956	4,405
Inventory	469,343	541,986
Prepaid expenses	760,078	170,782
Total current assets	4,779,266	6,189,209

Property and equipment, net	15,397,446	14,811,742
Intangible assets, net	71,723	79,565
Other assets	20,909	23,090
Total assets	$20,269,344	$21,103,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$139,372	$267,567
Other current liabilities	463,733	521,872
Current portion of long-term debt, net	758,724	732,779
Total current liabilities	1,361,829	1,522,218

Long-term debt, net	3,654,738	4,227,442
Deferred tax liability, net	270,895	-
Total liabilities	5,287,462	5,749,660

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 75,517,763 and 75,227,058 shares issued and outstanding, respectively	75,518	75,227
Capital in excess of par	5,102,471	4,987,762
Retained earnings	9,803,893	10,290,957
Total stockholders’ equity	14,981,882	15,353,946
Total liabilities and stockholders’ equity	$20,269,344	$21,103,606

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months and Nine Months Ended July 2, 2023 and July 3, 2022

	For the three months ended		For the nine months ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Park revenues	$2,801,512	$3,619,240	$6,476,656	$7,645,743
Sale of animals	48,620	25,085	110,320	29,914
Total revenues	2,850,132	3,644,325	6,586,976	7,675,657

Cost of sales	374,131	461,086	929,632	1,086,763
Selling, general and administrative	1,825,033	1,880,438	5,172,340	5,414,094
Depreciation and amortization	222,124	192,575	648,757	578,225
Tornado expenses and write-offs, net	(268,776)	-	363,596	-
Legal settlement	-	100,000	-	100,000
(Gain) loss on disposal of operating assets	-	(11,160)	30,584	(29,160)
Income (loss) from operations	697,620	1,021,386	(557,933)	525,735

Other income, net	3,429	22,030	64,708	68,322
Interest expense	(54,514)	(65,804)	(169,739)	(202,475)
Income (loss) before income taxes	646,535	977,612	(662,964)	391,582

Income tax expense (benefit)	134,500	258,900	(175,900)	146,500
Net income (loss)	$512,035	$718,712	$(487,064)	$245,082

Income (loss) per share - basic and diluted	$0.01	$0.01	$(0.01)	$0.00

Weighted average shares outstanding (in 000's) - basic and diluted	75,444	75,168	75,314	75,146

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three, Six and Nine Months Ended July 2, 2023 and July 3, 2022

			Capital in	Treasury	Retained
	Shares	Amount	Excess of Par	Stock	Earnings	Total
Balance at October 2, 2022	75,227,058	$75,227	$4,987,762	$-	$10,290,957	$15,353,946
Net loss for the three months ended January 1, 2023	-	-	-	-	(152,960)	(152,960)
Balance at January 1, 2023	75,227,058	75,227	4,987,762	-	10,137,997	15,200,986
Issuance of common stock to Directors	162,500	163	64,837	-	-	65,000
Net loss for the three months ended April 2, 2023	-	-	-	-	(846,139)	(846,139)
Balance at April 2, 2023	75,389,558	75,390	5,052,599	-	9,291,858	14,419,847
Issuance of common stock to an Officer	128,205	128	49,872	-	-	50,000
Net income for the three months ended July 2, 2023	-	-	-	-	512,035	512,035
Balance at July 2, 2023	75,517,763	$75,518	$5,102,471	$-	$9,803,893	$14,981,882

			Capital in	Treasury	Retained
	Shares	Amount	Excess of Par	Stock	Earnings	Total
Balance at October 3, 2021	75,124,087	$75,124	$4,934,212	$(3,250)	$9,563,466	$14,569,552
Net loss for the three months ended January 2, 2022	-	-	-	-	(421,940)	(421,940)
Balance at January 2, 2022	75,124,087	75,124	4,934,212	(3,250)	9,141,526	14,147,612
Issuance of common stock to Directors and an Officer	102,971	103	56,800	-	-	56,903
Retirement of Treasury Stock			(3,250)	3,250		-
Net loss for the three months ended April 3, 2022	-	-	-	-	(51,690)	(51,690)
Balance at April 3, 2022	75,227,058	75,227	4,987,762	-	9,089,836	14,152,825
Net income for the three months ended July 3, 2022	-	-	-	-	718,712	718,712
Balance at July 3, 2022	75,227,058	$75,227	$4,987,762	$-	$9,808,548	$14,871,537

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended July 2, 2023 and July 3, 2022

	For the nine months ended
	July 2, 2023	July 3, 2022
OPERATING ACTIVITIES:
Net (loss) income	$(487,064)	$245,082
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	648,757	578,225
Amortization of right of use asset	-	154,831
Interest expense - debt financing cost amortization	4,416	4,416
Interest expense - financing lease	-	8,043
Stock-based compensation	115,000	56,903
Deferred tax liability	270,895	-
Tornado asset write-offs	271,424	-
Loss (gain) loss on disposal of assets	30,584	(29,160)
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(669,551)	592
(Increase) decrease in inventory	72,643	(273,571)
(Increase) decrease in prepaid expenses	(589,296)	(99,811)
Increase (decrease) in accounts payable	(128,195)	89,326
Increase (decrease) in other current liabilities	(58,139)	57,780
Net cash (used in) provided by operating activities	(518,526)	792,656

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,520,980)	(1,488,020)
Investment in tradenames	(5,466)	-
Proceeds from the disposition of property and equipment	-	28,161
Net cash used in investing activities	(1,526,446)	(1,459,859)

FINANCING ACTIVITIES:
Payments on 2020 Term Loan	(357,038)	(339,497)
Payments on 2021 Term Loan	(194,137)	(186,936)
Principal payments on finance lease obligation	-	(160,863)
Net cash used in financing activities	(551,175)	(687,296)

Net decrease in cash	(2,596,147)	(1,354,499)
Cash at beginning of period	5,472,036	6,654,348
Cash at end of period	$2,875,889	$5,299,849

Supplemental Cash Flow Information:
Cash paid for interest	$165,863	$198,839
Cash paid for income taxes	$125,000	$260,000

Supplemental Disclosure of Noncash Investing and Financing Activities:
Right of use asset obtained in exchange for finance lease liability	$-	$464,492

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 2, 2023

NOTE 1. ORGANIZATION

Parks! America, Inc. (“Parks!” or the “Company”) owns and operates through wholly owned subsidiaries three regional theme parks and is in the business of acquiring, developing and operating local and regional theme parks and attractions in the United States. The Company’s wholly owned subsidiaries are Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”), Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”), and Aggieland-Parks, Inc., a Texas corporation (“Aggieland Wild Animal – Texas”). Wild Animal – Georgia owns and operates the Wild Animal Safari theme park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari theme park located in Strafford, Missouri (the “Missouri Park”). Aggieland Wild Animal – Texas owns and operates the Aggieland Wild Animal Safari theme park near Bryan/College Station, Texas (the “Texas Park”). The Company acquired the Georgia Park on June 13, 2005, the Missouri Park on March 5, 2008, and the Texas Park on July 27, 2020.

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

Financial and Concentrations Risk: The Company does not have any significant concentrations. The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 2, 2023

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

Accounts Receivable: The theme parks are principally a payment upfront business; therefore, the Company generally carries limited accounts receivable. The Company had $673,956 and $4,405 of accounts receivable as of July 2, 2023 and October 2, 2022, respectively. Accounts receivable as of July 2, 2023 included $587,253 of insurance recovery proceeds, see “NOTE 3. TORNADO EXPENSES AND ASSET WRITE-OFFS” for further details.

Inventory: Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. The gross profit method is used to determine the change in gift shop inventory for interim periods. Inventories are reviewed and reconciled annually because inventory levels turn over rapidly. The Company had inventory of $469,343 and $541,986 as of July 2, 2023 and October 2, 2022, respectively.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	July 2, 2023	October 2, 2022	Depreciable Lives
Land	$6,389,470	$6,389,470	not applicable
Mineral rights	276,000	276,000	25 years
Ground improvements	2,980,253	2,797,694	7-25 years
Buildings and structures	3,801,962	3,922,106	10-39 years
Animal shelters and habitats	3,222,539	2,479,832	10-39 years
Park animals	1,347,265	1,247,777	5-25 years
Equipment - concession and related	523,342	464,988	3-15 years
Equipment and vehicles - yard and field	810,029	766,149	3-15 years
Vehicles - buses and rental	304,993	267,483	3-5 years
Rides and entertainment	177,155	106,247	5-7 years
Furniture and fixtures	27,160	28,694	5-10 years
Projects in process	591,133	808,526
Property and equipment, cost	20,451,301	19,554,966
Less accumulated depreciation	(5,053,855)	(4,743,224)
Property and equipment, net	$15,397,446	$14,811,742

Depreciation expense for the three months ended July 2, 2023 and July 3, 2022 totaled $217,640 and $192,300, respectively, and depreciation expense for the nine months ended July 2, 2023 and July 3, 2022 totaled $635,306 and $574,400, respectively.

Intangible Assets: Intangible assets consist primarily of software implementation costs, website domains and tradename registrations, which are reported at cost and are being amortized over a period of three to fifteen years. Amortization expense for the three months ended July 2, 2023 and July 3, 2022 totaled $4,484 and $275, respectively, and amortization expense for the nine months ended July 2, 2023 and July 3, 2022 totaled $13,451 and $825, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 2, 2023

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

During the nine months period ended July 2, 2023 the Company recorded long-lived asset impairment charges of $271,424 related to tornado and severe weather damage at its Georgia Park on March 26-27, 2023. See “NOTE 3. TORNADO EXPENSES AND ASSET WRITE-OFFS” for further details.

Other Current Liabilities: The following is a breakdown of other current liabilities:

	July 2, 2023	October 2, 2022
Deferred revenue	$186,499	$193,912
Accrued wages and payroll taxes	83,732	122,265
Accrued sales taxes	65,766	49,123
Accrued property taxes	35,918	46,814
Other accrued liabilities	91,818	109,758
Other current liabilities	$463,733	$521,872

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

Deferred revenues from advance online admission tickets, and season passes and memberships were $186,499 and $193,912 as of July 2, 2023 and October 2, 2022, respectively, and is included within Other Current Liabilities in the accompanying consolidated balance sheets.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 2, 2023

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising and Marketing Costs: The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the three months ended July 2, 2023 and July 3, 2022 totaled $341,398 and $384,025, respectively, and advertising and marketing expense for the nine months ended July 2, 2023 and July 3, 2022 totaled $830,141 and $949,145, respectively.

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

In October 2021, the Company entered a financing lease for certain property related to a Christmas Lights drive through display at its Missouri Park. Effective September 27, 2022, the Company terminated this financing lease, acquiring the leased property related to the Christmas Lights display for $85,000 in exchange for a mutual release of obligations under the lease agreement and recognized a lease termination gain of $2,011. During the three months ended July 3, 2022, the Company recognized interest expense of $3,016. For the nine months ended July 3, 2022, the Company recognized right of use asset amortization and interest expense related to this lease of $154,831 and $8,043, respectively.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 2, 2023

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued): The Company follows the guidance in FASB ASC 740 with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of July 2, 2023 or October 2, 2022.

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

NOTE 3. TORNADO EXPENSES AND ASSET WRITE-OFFS

During March 26-27, 2023, the Company’s Georgia Park experienced extensive damage, caused by an EF-3 tornado and over nine inches of rain, resulting in more than 4,500 fallen trees and damage to many of the Park’s animal enclosures, fencing and other infrastructure. The Walkabout Adventure Zoo (“Walkabout”) portion of the property was particularly hard hit. The Georgia Park was closed for 20 days, including for most of its traditionally busy spring break period, which has historically comprised approximately 10%-15% of its annual revenue. The drive-through safari section of the Georgia Park reopened on April 15th. The Walkabout portion of the park has reopened in phases, with the first phase on May 6th and the second phase on July 2nd. Approximately one-third of the Walkabout remains closed.

For the nine month period ended July 2, 2023, the Company incurred $779,425 of tornado related expenses, primarily due to tree and other debris removal, repairing and replacing underground water pipes throughout the property, as well as general clean-up efforts. In addition, the Company recorded tornado and severe weather related asset write-offs of $271,424, primarily associated with damage to various animal exhibits, several buildings, fencing and other infrastructure. The Company has also made capital investments of $549,383 through July 2, 2023 related to tornado damage rebuilding projects and approximately $185,000 of additional tornado related capital spending is anticipated through October 1, 2023.

Management been working with its insurance providers regarding tornado damage related coverage and insurance proceeds totaling $687,253 have been recognized through July 2, 2023, factoring in deductibles and co-insurance, of which $587,253 was received on July 24, 2023. The Company continues to work with local, state, and federal agencies to explore options to assist with offsetting tornado related clean-up, repair and rebuilding costs.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 2, 2023

NOTE 4. LONG-TERM DEBT

On June 18, 2021, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2021 Refinancing”) with Synovus Bank (“Synovus”). The 2021 Refinancing included a term loan in the original principal amount of $1.95 million (the “2021 Term Loan”). The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was $1.45 million as of July 2, 2023.

On July 27, 2020, the Company, through its wholly owned subsidiary Aggieland-Parks, Inc., acquired Aggieland Wild Animal – Texas, financed in part with a $5.0 million loan (the “2020 Term Loan”) from First Financial Bank, N.A. (“First Financial”). The 2020 Term Loan is secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of July 27, 2031, and required interest only monthly payments through July 2021. The 2020 Term Loan requires monthly payments of $53,213 beginning in May 2021. The Company paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the $903,222 of incremental proceeds of the 2021 Term Loan, combined with additional funds, to paydown $1.0 million against the 2020 Term Loan, which had an outstanding balance of $3.01 million as of July 2, 2023. The Company is in compliance with the liquidity and annual debt coverage ratio financial covenants of the 2020 Term Loan.

Interest expense of $54,514 and $65,804 for the three month periods ended July 2, 2023 and July 3, 2022, respectively, includes $1,472 of debt closing costs amortization in each period. Interest expense of $169,739 and $202,475 for the nine month periods ended July 2, 2023 and July 3, 2022, respectively, includes $4,416 of debt closing costs amortization in each period. Interest expense for the three month period and nine month period ended July 3, 2022 also includes financial lease cost amortization of $3,016 and $8,043, respectively.

The following table represents the aggregate of the Company’s outstanding long-term debt:

	As of
	July 2, 2023	October 2, 2022
Loan principal outstanding	$4,458,964	$5,010,136
Less: unamortized debt financing costs	(45,502)	(49,915)
Gross long-term debt	4,413,462	4,960,221
Less current portion of long-term debt, net of unamortized costs and discount	(758,724)	(732,779)
Long-term debt	$3,654,738	$4,227,442

As of July 2, 2023, the scheduled future principal maturities of the Company’s long-term debt by fiscal year are as follows:

2023	$187,452
2024	773,561
2025	810,137
2026	848,473
2027	888,654
thereafter	950,687
Total	$4,458,964

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 2, 2023

NOTE 5. STOCKHOLDERS’ EQUITY

Shares of common stock issued for service to the Company are valued based on market price on the date of the award.

On February 2, 2023, the Company declared its annual compensation award to seven directors for their service on the Board of Directors. Seven directors were awarded $10,000 each and three directors received a total of $10,000 for serving as committee chairpersons and as a non-employee officer, with such compensation to be paid all in shares of the Company’s common stock, all in cash or a combination thereof, at each director’s election. Five directors elected to receive all shares, one director elected to receive 60% in shares and 40% in cash, and one director elected all cash. Based on the closing stock price of $0.40 per share on February 2, 2023, a total of 162,500 shares were issued on March 9, 2023. The total compensation award cost of $80,000 was reported as an expense in the three month period ended July 2, 2023.

Effective February 14, 2023, Lisa Brady the Company’s President and Chief Executive Officer vested in 128,205 shares of the Company’s common stock, in accordance with the terms of her employment agreement. The Company recorded compensation award cost of $50,000 in the three month period ended April 2, 2023 and the shares were issued on May 23, 2023.

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

Officers, directors and their controlled entities own approximately 53.8% of the outstanding common stock of the Company as of July 2, 2023.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 2, 2023

NOTE 6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

Employment Agreements (continued):

Effective June 1, 2022, the Company and Dale Van Voorhis, the Company’s Chairman of the Board, entered into an employment agreement (the “2022 Van Voorhis Employment Agreement”). Mr. Van Voorhis has been part of the Company’s executive management since 2009, and most recently served as the Company’s Interim CEO until Ms. Brady was hired. Mr. Van Voorhis served as Special Advisor to the CEO through May 31, 2023. Pursuant to the 2022 Van Voorhis Employment Agreement, Mr. Van Voorhis receives annual compensation in the amount of $100,000 through May 31, 2023 and $50,000 from June 1, 2023 through May 31, 2024. In addition, Mr. Van Voorhis will serve as a member of the Company’s Strategic Growth and Audit Committees during the two year term of his employment with the Company.

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

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause ($270,833 in aggregate) or (ii) in the event of a change in control of the Company ($360,833 in aggregate), as well as disability and death payment provisions ($157,500 in aggregate). As of July 2, 2023, the Company has not adopted any deferred compensation plans.

NOTE 7. INCOME TAXES

For the nine month period ended July 2, 2023, the Company reported a pre-tax loss of $662,964. The Company recorded an income tax benefit of $175,900 for the nine month period ended July 2, 2023, comprised of a federal benefit of $157,000 and a State of Georgia benefit of $18,900. For the nine month period ended July 3, 2022, the Company reported income pre-tax income of $391,582. The Company’s net income tax expense of $146,500 for the nine month period ended July 3, 2022 was comprised of a federal expense of $70,300 and a State of Georgia expense of $76,200.

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

July 2, 2023

NOTE 9. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measures used to allocate resources are Park earnings before interest and tax expense, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended		For the nine months ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Total revenues:
Georgia	$1,713,536	$2,517,848	$4,103,132	$5,166,869
Missouri	570,888	537,189	1,061,480	1,040,003
Texas	565,708	589,288	1,422,364	1,468,785
Consolidated	$2,850,132	$3,644,325	$6,586,976	$7,675,657

Income (loss) before income taxes:
Georgia	$629,989	$1,286,953	$1,130,854	$2,068,758
Missouri	94,662	76,589	(182,039)	(498,443)
Texas	12,512	(48,695)	(213,366)	(210,087)
Segment total	737,163	1,314,847	735,449	1,360,228
Corporate	(308,319)	(193,461)	(929,786)	(734,493)
Tornado expenses and write-offs, net	(268,776)	-	363,596	-
Legal settlement	-	100,000	-	100,000
Other income, net	3,429	22,030	64,708	68,322
Interest expense	(54,514)	(65,804)	(169,739)	(202,475)
Consolidated	$646,535	$977,612	$(662,964)	$391,582

	As of
	July 2, 2023	October 2, 2022
Total assets:
Georgia	$8,445,755	$9,402,877
Missouri	3,169,692	3,468,730
Texas	7,957,349	8,074,421
Corporate	696,548	157,578
Consolidated	$20,269,344	$21,103,606

NOTE 10. FAIR VALUE MEASUREMENTS

As of July 2, 2023 and October 2, 2022, the fair value of our long-term debt was $4.03 million and $4.61 million, respectively. The measurement of the fair value of long-term debt is based upon inquiries of the financial institutions holding the respective loans and is considered a Level 2 fair value measurement. The respective carrying values of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

NOTE 11. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to July 2, 2023 to the date these financial statements were issued and has determined no material subsequent events have occurred from the date of these unaudited consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying unaudited consolidated financial statements and provides additional information on the our businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our Annual Report on Form 10-K for the fiscal year ended October 2, 2022.

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

Our actual results may differ significantly from those projected in the forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors” in this Quarterly Report, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: competition from other parks, inclement weather conditions during our primary tourist season, the price of animal feed and the price of gasoline. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot guarantee future results, levels of activity, performance or achievements. Additional risks have been added to our business by the near-term and long-term impacts of the COVID-19 pandemic on the operations of our Parks, including customers perceptions of engaging in the activities involved in visiting our Parks, our ability to hire and retain employees in light of the issues posed by the COVID-19 pandemic, and our ability to maintain sufficient cash to fund operations due to the possible negative impact on our park revenues associated with potential future disruptions in demand as a result of the pandemic.

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

During March 26-27, 2023, our Georgia Park experienced extensive damage, caused by an EF-3 tornado and over nine inches of rain, resulting in more than 4,500 fallen trees and damage to many of the Park’s animal enclosures, fencing and other infrastructure. The Walkabout Adventure Zoo (“Walkabout”) portion of the property was particularly hard hit. Our Georgia Park was closed for 20 days, including for most of its traditionally busy spring break period, which has historically comprised approximately 10%-15% of its annual revenue. The drive-through safari section of the Georgia Park reopened on April 15th. The Walkabout portion of the park has reopened in phases, with the first phase on May 6th and the second phase on July 2nd. Approximately one-third of the Walkabout remains closed.

For the nine month period ended July 2, 2023, we incurred $779,425 of tornado related expenses, primarily due to tree and other debris removal, repairing and replacing underground water pipes throughout the property, as well as general clean-up efforts. In addition, we recorded tornado and severe weather related asset write-offs of $271,424, primarily associated with damage to various animal exhibits, several buildings, fencing and other infrastructure. We have also made capital investments totaling $549,383 through July 2, 2023 related to tornado damage rebuilding projects and approximately $185,000 of additional tornado related capital spending is anticipated through October 1, 2023.

We have has been working with our insurance providers regarding tornado damage related coverage and insurance proceeds totaling $687,253 have been recognized through July 2, 2023, factoring in deductibles and co-insurance, of which $587,253 was received on July 24, 2023. We continue to work with local, state, and federal agencies to explore options to assist with offsetting tornado related clean-up, repair and rebuilding costs.

As a result of the near-term needs associated with the tornado recovery effort at our Georgia Park, we revised our initial 2023 fiscal year capital investment plan. Two significant new marketable attractions in our Georgia Park Walkabout, an enhanced ring-tailed lemur exhibit and new aviary, featuring macaws and a budgie parrot feeding experience, were not significantly impacted by the tornado event and opened on May 6, 2023. In addition, a new marquee otter exhibit was recently completed in our Missouri Park Walkabout and a fourth drive-through pasture at our Texas Park opened in early March 2023, allowing guests to feed zebras and camels directly from their vehicles.

Our initial 2023 fiscal year capital plan also included investment in fleet vehicles, roadways and other necessary safety-related capital projects. Due to the significant unplanned spending driven by the Georgia tornado, we paused our project related to accessing public water in Texas as well as several other minor projects in order to manage cash flow. Our capital investment activity for the balance of our 2023 fiscal year will focus on rebuilding and enhancing several of our Georgia Park Walkabout exhibits. Our plan to open a significant new giraffe exhibit at our Georgia Park during our 2022 fiscal year experienced delays due to a highly inflationary period for building materials and a challenging labor market. While we remain committed to this showcase attraction, the recent tornado has caused the management team to reprioritize capital projects. We expect to establish a revised timeline for this project during our 2024 fiscal year.

We continue to believe our 2023 fiscal year capital projects set the stage for longer-term master planning and optimization at each of our parks. The new and enhanced animal exhibits featured in our 2023 capital plan reflect the launch of a multi-year process to reimagine the Walkabout portion of our parks. The pacing and focus of these efforts have been altered by the recent Georgia Park tornado event. As we continue work to complete the rebuild of the Walkabout portion of our Georgia Park, we are working to strike a balance between reopening quickly and rebuilding in a manner consistent with our longer-term vision. Our current forecasts anticipate spending approximately $1.7 million in capital during our 2023 fiscal year, which will again be fully funded from our existing cash and continues to demonstrate our commitment to building for long-term, sustainable growth.

We are committed to leveraging the strong operating model we have established at our Georgia Park at all three of our properties, with a focus on increasing attendance through enhanced marketing efforts and focused capital investments, as well as continuing to prudently increase the average revenue generated per guest visit via concession and gift shop revenues. In addition to rebuilding and improvements to our Georgia Park Walkabout, among our highest priorities over the next several years is continuing the integration of our Texas Park, continual enhancement of the overall guest experience at each of our parks, as well as the introduction of new programming and enhanced marketing efforts. As our Texas Park first opened to the public in May 2019, we believe there remains long-term potential to increase attendance by increasing the local and regional awareness of this facility via advertising and promotion. We are encouraged by the higher levels of attendance at our Missouri Park starting in the spring of 2020 and plan on prudently leveraging the increased exposure of this facility to continue to build on this recent success.

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

Results of Operations for the Three Month Period Ended July 2, 2023 as Compared to Three Month Period Ended July 3, 2022

The following table shows our consolidated and segment operating results for the three month periods ended July 2, 2023 and July 3, 2022:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
Total revenues	$1,713,536	$2,517,848	$570,888	$537,189	$565,708	$589,288	$2,850,132	$3,644,325
Segment income (loss) from operations	629,989	1,286,953	94,662	76,589	12,512	(48,695)	737,163	1,314,847
Segment operating margin %	36.8%	51.1%	16.6%	14.3%	2.2%	-8.3%	25.9%	36.1%

Corporate expenses							(308,319)	(193,461)
Tornado expenses and write-offs, net							(268,776)	-
Legal settlement							-	100,000
Other income, net							3,429	22,030
Interest expense							(54,514)	(65,804)
Income before income taxes							$646,535	$977,612

Total Net Sales

Our total revenues for the three month period ended July 2, 2023 were $2.85 million, a decrease of $794,193, compared to the three month period ended July 3, 2022. Our combined park revenues decreased by $817,728, while animal sales increased by $23,535. As a result of a tornado and severe weather event, our Georgia Park was closed for the first 12 days of the three month period ended July 2, 2023, with the drive through section of the park reopening on April 15th and roughly two-thirds of the Walkabout portion reopening in two phases on May 6th and July 2nd. Based on the comparable prior year period, we believe Georgia Park revenues were negatively impacted by at least $675,500 due to the tornado related closure during the three month period ended July 2, 2023. On a pro forma basis, assuming flat park revenues for our Georgia Park for April 3rd through May 6th, our park revenues for the three months ended July 2, 2023 decreased by approximately $142,200 or 3.9%.

Georgia park revenues were $1.71 million, a decrease of $799,158 or 31.8%, and animal sales decreased $5,154. On a pro forma basis, Georgia park revenues decreased by approximately $123,600 or 4.9%. Missouri park revenues increased by $53,299 or 10.3%, to $570,888, while animal sales decreased by $19,600. Texas park revenues decreased by $71,869 or 12.2%, to $517,419, while animal sales increased by $48,289.

For the three month period ended July 2, 2023, paid attendance at our Missouri Park increased by 32.6%. Georgia and Texas Park paid attendance decreased by 29.5% and 14.4%. Adjusted for the tornado damage closure and phased reopening impact, on a pro forma basis, Georgia Park paid attendance decreased by approximately 2.9%, which we believe was driven by lost momentum following the tornado closure and phased reopening, increased regional competition and a challenged consumer spending landscape.

Segment Operating Margin

Our segment income from operations was $737,163 for the three month period ended July 2, 2023, a decrease of $577,684, compared to a segment income from operations of $1,134,847 for the three month period ended July 3, 2022. Our Georgia Park generated segment operating income of $629,989, a decrease of $656,964, primarily attributable to estimated lost park revenue margin of approximately $602,300 due to the tornado damage park closure and phased reopening. Our Missouri Park generated segment operating income of $94,662, an increase of $18,073, primarily attributable to higher park revenues partially offset by lower animal sales and higher depreciation expense. Our Texas Park generated segment operating income of $12,512, a net positive improvement of $61,207, as higher animal sales, and lower advertising, compensation and general operating expenses, were partially offset by lower park revenues.

Corporate Expenses

Corporate expenses increased by $114,858 to $308,319 during the three month period ended July 2, 2023, primarily due to higher compensation expense attributable to the 2023 fiscal year executive transition and higher professional fees.

Tornado Expenses and Write-offs, Net

As a result of the tornado and severe weather damage at our Georgia Park during March 26-27, 2023, for the three month period ended July 2, 2023, we recorded $397,749 of tornado related expenses, primarily due to tree and other debris removal, repairing and replacing underground water pipes throughout the property, as well as general clean-up and reopening efforts. In addition, we recorded tornado and severe weather related asset write-offs of $20,728. These expenses and write-offs were more than offset by $687,253 of insurance proceeds from our commercial property coverage recognized during the three month period ended July 2, 2023.

Legal Settlement Charge

During the three month period ended July 3, 2023, we recorded a $100,000 charge related to the settlement of a complaint filed by two children of a former officer of the Company. The complaint alleged we were obligated to purchase life insurance of at least $540,000 for said officer and the settlement included a full release of any related complaints.

Other Income, Net

Other income, net for the three month period ended July 2, 2023 decreased by $18,601, to $3,429, attributable to higher other expenses and lower mineral rights royalty income from our Texas Park property, partially offset by higher interest income.

Interest Expense

Interest expense for the three month period ended July 2, 2023 decreased by $11,290, to $54,514, primarily attributable to a reduction in term loan interest, as well as imputed interest on a right of use asset in the prior year.

Income Taxes

For the three month period ended July 2, 2023, we reported pre-tax income of $646,535. Based on a year-to-date blend of federal and State of Georgia pre-tax losses, we recorded an income tax expense of $134,500 for the three month period ended July 2, 2023.

Net Income (Loss) and Income (Loss) Per Share

For the three month period ended July 2, 2023, we reported net income of $512,035 or $0.01 per basic share and per fully diluted share, compared to a net income of $718,712 or $0.01 per basic share and per fully diluted share, for the three month period ended July 3, 2022, resulting in a decrease of $206,677. Excluding the after-tax Georgia Park tornado related net insurance recovery of $196,206 for the three month period ended July 2, 2023, as well as the $73,000 after-tax expense associated with a legal settlement during the three months ended July 3, 2022, our adjusted net income decreased $475,883 for the three month period ended July 2, 2023. This decrease is primarily attributable to a $656,964 decrease in segment income for our Georgia Park, a $114,858 increase in Corporate expenses, and $18,601 decrease in other income, partially offset by a $61,207 net increase in the segment income for our Texas Park, a $18,073 increase in the segment income for our Missouri Park, a $11,290 decrease in interest expense and a $223,970 decrease in our adjusted seasonal income tax expense.

Results of Operations for the Nine Month Period Ended July 2, 2023 as Compared to Nine Month Period Ended July 3, 2022

The following table shows our consolidated and segment operating results for the nine month periods ended July 2, 2023 and July 3, 2022:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
Total revenues	$4,103,132	$5,166,869	$1,061,480	$1,040,003	$1,422,364	$1,468,785	$6,586,976	$7,675,657
Segment income (loss) from operations	1,130,854	2,068,758	(182,039)	(498,443)	(213,366)	(210,087)	735,449	1,360,228
Segment operating margin %	27.6%	40.0%	-17.1%	-47.9%	-15.0%	-14.3%	11.2%	17.7%

Corporate expenses							(929,786)	(734,493)
Tornado expenses and write-offs, net							363,596	-
Legal settlement							-	100,000
Other income, net							64,708	68,322
Interest expense							(169,739)	(202,475)
Income (loss) before income taxes							$(662,964)	$391,582

Total Net Sales

Our total revenues for the nine month period ended July 2, 2023 were $6.59 million, a decrease of $1.09 million, compared to the nine month period ended July 3, 2022. Our combined park revenues decreased by $1.17 million, while animal sales increased by $80,405. As a result of a tornado and severe weather event on March 26-27, 2023, our Georgia Park was closed for 20 days during the nine month period ended July 2, 2023, with the drive through section of the park reopening on April 15th and roughly two-thirds of the Walkabout portion reopening in two phases on May 6th and July 2nd. Based on the comparable prior year period, we believe Georgia Park revenues were negatively impacted by at least $979,000 due to the tornado related closure and phased reopening for the nine month period ended July 2, 2023. On a pro forma basis, assuming flat park revenues for our Georgia Park from March 26th through May 6th, our park revenues for the nine months ended July 2, 2023 decreased by approximately $190,000 or 2.5%.

Georgia park revenues were $4.06 million, a decrease of $1.10 million or 21.3%, while animal sales increased by $36,523. On a pro forma basis, assuming flat sales during the severe weather closure and phased reopening period, Georgia park revenues decreased by approximately $121,300 or 2.4%, to $5.04 million. Missouri park revenues increased by $43,784 or 4.3%, to $1.06 million, while animal sales decreased by $22,307. Texas park revenues decreased by $112,612 or 7.7%, to $1.36 million, while animal sales increased by $66,190.

For the nine month period ended July 2, 2023, paid attendance at our Missouri Park increased by 19.2%, while paid attendance at our Georgia and Texas Parks decreased by 22.4% and 8.9%, respectively. Adjusted for the tornado damage closure and phased reopening impact, on a pro forma basis, Georgia Park paid attendance decreased by approximately 4.4%, which we believe was driven by lost momentum following the tornado closure and phased reopening, increased regional competition and a challenged consumer spending landscape.

Segment Operating Margin

Our segment income from operations was $735,449 for the nine month period ended July 2, 2023, a decrease of $624,779, compared to a segment income from operations of $1.36 million for the nine month period ended July 3, 2022. Our Georgia Park generated segment operating income of $1.13 million, a decrease of $937,904, primarily attributable to estimated lost park revenue margin of approximately $882,300 due to the tornado damage park closure and phased reopening. Our Missouri Park generated a segment operating loss of $182,039, a decrease of $316,404, primarily attributable to lower special event and advertising expenses, higher park revenues, and lower compensation and operating expenses, as well as favorable cost of sales, partially offset by lower animal sales and higher depreciation expense. Our Texas Park generated a segment operating loss of $213,366, an increase of $3,279, primarily attributable to lower park revenues, higher depreciation expense and asset write-offs, partially offset by higher animal sales, as well as favorable cost of sales and lower advertising expense.

Corporate Expenses

Corporate expenses increased by $195,293 to $929,786 during the nine month period ended July 2, 2023 primarily due to higher compensation expense attributable to the 2023 fiscal year executive transition, as well as higher professional and director fees.

Tornado Expenses and Write-offs, Net

As a result of the tornado and severe weather damage at our Georgia Park during March 26-27, 2023, for the nine month period ended July 2, 2023, we recorded $779,425 of tornado related expenses, primarily due to tree and other debris removal, repairing and replacing underground water pipes throughout the property, as well as general clean-up and reopening efforts. In addition, we recorded tornado and severe weather related asset write-offs of $271,424, primarily associated with damage to various animal exhibits, several buildings, fencing and other infrastructure. These expenses and write-offs were partially offset by $687,253 of insurance proceeds from our commercial property coverage recognized during the nine month period ended July 2, 2023.

Legal Settlement Charge

During the nine month period ended July 3, 2023, we recorded a $100,000 charge related to the settlement of a complaint filed by two children of a former officer of the Company. The complaint alleged we were obligated to purchase life insurance of at least $540,000 for said officer and the settlement included a full release of any related complaints.

Other Income, Net

Other income, net for the nine month period ended July 2, 2023 decreased by $3,614, to $64,708, attributable to higher other expenses and lower mineral rights royalty income from our Texas Park property, partially offset by higher interest income.

Interest Expense

Interest expense for the nine month period ended July 2, 2023 decreased by $32,736, to $169,739, primarily attributable to a reduction in term loan interest, as well as imputed interest on a right of use asset in the prior year.

Income Taxes

For the nine month period ended July 2, 2023, we reported a pre-tax loss of $662,964. Based on a year-to-date blend of federal and State of Georgia pre-tax losses, we recorded an income tax benefit of $175,900 for the nine month period ended July 2, 2023.

Net Income (Loss) and Income (Loss) Per Share

For the nine month period ended July 2, 2023, we reported a net loss of $487,064 or $0.01 per basic share and per fully diluted share, compared to a net income of $245,082 or $0.00 per basic share and per fully diluted share for the nine month period ended July 3, 2022, resulting in a net unfavorable decrease of $732,146. Excluding the $265,426 after-tax effect of the Georgia Park net tornado expenses and write-offs for the nine month period ended July 2, 2023, as well as the $73,000 after-tax expense associated with a legal settlement during the three months ended July 3, 2022, our adjusted net income decreased $539,720 for the nine month period ended July 2, 2023. This decrease is primarily attributable to a $937,904 decrease in segment income for our Georgia Park, a $195,293 increase in Corporate expenses, a $3,614 decrease in other income and a $3,279 increase in the segment loss for our Texas Park, partially offset by a $316,404 decrease in the segment loss for our Missouri Park, a $32,736 decrease in interest expense and a $251,230 net decrease in our adjusted income tax expense.

The following table shows our adjusted net income for the three month and nine month periods ended July 2, 2023 and July 3, 2022:

	For the three months ended		For the nine months ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income (loss)	$512,035	$718,712	$(487,064)	$245,082
Tornado expenses and write-offs, net	(268,776)	-	363,596	-
Tax impact - Tornado expenses and write-offs	72,570	-	(98,170)	-
Legal settlement	-	100,000	-	100,000
Tax impact - legal settlement	-	(27,000)	-	(27,000)
Adjusted net income (loss)	$315,829	$791,712	$(221,638)	$318,082

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

Our working capital was $3.42 million as of July 2, 2023, compared to $4.67 million as of October 2, 2022. The decrease in working capital primarily reflects cash used for capital investments, scheduled term loan payments and net cash used in operating activities during the nine month period ended July 2, 2023.

Total loan debt, including current maturities, as of July 2, 2023 was $4.41 million compared to $4.96 million as of October 2, 2022. The decrease in total loan debt is the result of scheduled term loan payments during the nine month period ended July 2, 2023.

As of July 2, 2023, we had equity of $14.98 million and total loan debt of $4.41 million, resulting in a debt to equity ratio of 0.29 to 1.0, compared to 0.32 to 1.0 as of October 2, 2022.

Operating Activities

Net cash used in operating activities was $518,526 for the nine month period ended July 2, 2023, compared to cash provided by operating activities of $792,656 for the nine month period ended July 3, 2022, resulting in a net decrease of $1.31 million, as lower net income and higher net cash used for working capital were partially offset by higher noncash charges.

Investing Activities

Net cash used in investing activities was $1.53 million for the nine month period ended July 2, 2023, compared to $1.46 million for the nine month period ended July 3, 2022, resulting in an increase of $66,587. Our capital spending for the nine month period ended July 2, 2023 was $1.52 million, compared to $1.49 million for the nine month period ended July 3, 2022.

Financing Activities

Net cash used in financing activities was $551,175 for the nine month period ended July 2, 2023, compared to $687,296 for the nine month period ended July 3, 2022, resulting in a decrease of $136,121. During the nine months ended July 3, 2022, we made $160,863 of payments on a financing lease obligation.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended July 2, 2023 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Our business and operating results can be impacted by several macroeconomic factors, including but not limited to consumer confidence and spending levels, tax rates, unemployment, consumer credit availability, raw materials costs, pandemics (such as the COVID-19 pandemic) and natural disasters, fuel and energy costs (including oil prices), and credit market conditions. The COVID-19 pandemic has severely impacted and will likely continue to impact many of these factors. A general economic slowdown or recession resulting in a decrease in discretionary spending could adversely affect the frequency with which guests choose to visit our parks and the amount that our guests spend when they visit. Our ability to source supplies, materials and services at reasonable costs and in a timely manner could be impacted by adverse economic conditions in the U.S. and abroad. For example, our ability to obtain gift shop merchandise was adversely impacted by supply chain distributions at least in part attributed to collateral impacts from COVID-19. Similarly, our plans to open a new giraffe exhibit at out Georgia Park experienced delays during our 2022 fiscal year, in large part due to building material price increases and labor shortages in the construction industry.

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

Labor is a primary component in the cost of operating our business. Our ability to control labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates, unemployment levels, and health, workers compensation and other insurance costs, as well as the impact of legislation or regulations governing labor relations, minimum wage, and healthcare benefits. Furthermore, our operations are dependent in part on a seasonal workforce, many of whom are paid at or near minimum wage. We seek to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place for peak and low seasons; however, we may be unable to recruit and hire sufficient personnel to meet our business needs. In addition, we cannot guarantee that material increases in the cost of securing our workforce will not occur in the future. Increased state or federal minimum wage requirements, general wages or an inadequate workforce could have an adverse impact on our results of operations. We anticipate that the recent upward pressures on general wage rates may increase our salary, wage and benefit expenses in our 2023 fiscal year and beyond, and further legislative changes or competitive wage rates could continue to increase these expenses in the future.

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

As of the date of this report, no cash dividends have been paid on our common stock. We expect that any income from operations will be devoted to our future operations and growth, as well as to service our debt. We do not expect to pay cash dividends in the near future. Any future determination as to the payment of dividends on our common stock will be at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our Board of Directors. The provisions of credit agreements, which we may enter from time to time, may also restrict the declaration of dividends on our common stock.

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

PARKS! AMERICA, INC.

August 15, 2023	By:	/s/ Lisa Brady
Lisa Brady
Chief Executive Officer
(Principal Executive Officer)

