Form 10-K
period 2023-10-01
PARKS AMERICA, INC
filed 2023-12-12
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2023

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐. No ☒

The aggregate market value of the issued and outstanding stock held by non-affiliates of the registrant of the Company’s common stock as of April 2, 2023 (the last day of the most recently completed second quarter), was approximately $8,530,200. For purposes of the above statement only, all directors, executive officers and 10% stockholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of December 7, 2023, the issuer had 75,517,763 outstanding shares of Common Stock.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PRKA	OTCPink

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 1, 2023

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

PART I

ITEM 1. BUSINESS

Overview

Parks! America, Inc., through our wholly owned subsidiaries, owns and operates three regional safari parks and is in the business of acquiring, developing and operating local and regional entertainment assets in the United States. Our wholly owned subsidiaries are Wild Animal Safari, Inc., a Georgia corporation (“Wild Animal – Georgia”), Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”), and Aggieland-Parks, Inc., a Texas corporation (“Aggieland Wild Animal – Texas”). Wild Animal – Georgia owns and operates the Wild Animal Safari park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari park located in Strafford, Missouri (the “Missouri Park”). Aggieland Wild Animal – Texas owns and operates the Aggieland Wild Animal Safari park near Bryan/College Station, Texas (the “Texas Park”). We acquired our Georgia Park on June 13, 2005, our Missouri Park on March 5, 2008, and our Texas Park on April 27, 2020.

Our parks are open year round, but experience increased seasonal attendance, typically beginning in the latter half of March through early September. Combined third and fourth quarter park revenues were 60.4% and 62.1% of annual park revenues for our 2023 and 2022 fiscal years, respectively. Since the acquisition of our Texas Park, the combined third and fourth quarter concentration of our park revenues has been reduced.

Our business plan includes expansion via the acquisition of additional local or regional safari parks and entertainment assets. We believe acquisitions, if any, should not unnecessarily encumber the Company with additional debt that cannot be justified by current operations. We may also pursue contract management opportunities for themed attractions owned by third parties. By using a combination of equity, debt and other financing options, we intend to carefully monitor stockholder value in conjunction with the pursuit of growth.

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

Wild Animal Safari, Inc. – Our Georgia Park

On June 13, 2005, Wild Animal – Georgia acquired our Georgia Park in Pine Mountain, Georgia. Our Georgia Park is situated within a 200-acre portion of a 500-acre plot, which is owned by Wild Animal – Georgia, located approximately 75 miles southwest of Atlanta. Our Georgia Park features a three-mile drive-through animal viewing area that opened in 1991. It is home to over 500 animals, birds and reptiles, comprised of over 65 species. Most of the animals roam wild in a natural habitat. Visitors can observe, photograph and feed the animals along the paved road that runs through the drive-through section of our Georgia Park’s natural habitat area. Some animals are contained in special fenced-in exhibit areas within the natural habitat, drive-through section of our Georgia Park, while others are in a more traditional zoo-like walk through section of the park, the Walkabout Adventure Zoo, which also includes a reptile house, featuring reptiles from several continents.

In late March 2023, our Georgia Park experienced extensive damage, caused by an EF-3 tornado and over nine inches of rain, resulting in more than 4,500 fallen trees and damage to many of the Park’s animal enclosures, fencing and other infrastructure. The Walkabout Adventure Zoo (“Walkabout”) portion of the property was particularly hard hit. Our Georgia Park was closed for 20 days, including for most of its traditionally busy spring break period, which has historically comprised approximately 10%-15% of its annual revenue. The drive-through safari section of the Georgia Park reopened on April 15th. The Walkabout portion of the park has reopened in phases, with the first phase on May 6th and the second phase on July 2nd. Approximately one-quarter of the Walkabout remains closed. Our 2024 fiscal year capital projects reflect further strategic rebuild of our Georgia Park following the March 2023 weather event and continue to set the stage for longer-term master planning.

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

Aggieland-Parks, Inc. – Our Texas Park

Aggieland Wild Animal – Texas acquired our Texas Park on April 27, 2020. Our Texas Park is situated on 250 acres of a 450-acre property, located approximately 25 miles northeast of Bryan/College Station, Texas and 120 miles northwest of downtown Houston. Our Texas Park features a two-and-a-half mile drive-through animal viewing area that opened in 2019. It is home to over 600 animals, birds and reptiles, comprised of over 70 species. Most of the animals roam wild throughout a natural habitat. Visitors can observe, photograph and feed the animals along a crushed-gravel road that runs throughout the drive-through section of our Texas Park’s natural habitat area. Our Texas Park also includes a 20-acre Walkabout Adventure Zoo, featuring outdoor and indoor animal exhibits, a reptile house, an aviary, an extensive giraffe encounter area, an otter exhibit, and a large hippopotamus enclosure and pond.

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

In addition to the animal environments, each of our parks contains a gift shop, a restaurant or concessions areas, and picnic areas. We sell food and beverages in our restaurants or concession areas, and a variety of items in our gift shops, including shirts, hats, plush, educational books, toys and novelty items, many of which are animal themed. Our 2024 fiscal year plans include the continuing renovation of Walkabout animal habitats and enclosures, especially at our Georgia Park following the impact of the March 2023 weather event, the rebuild of a new restroom building and main entry plaza at our Georgia park and maintenance capital on roadways and core infrastructure. Our plan to open a significant new giraffe exhibit at our Georgia Park during our 2022 fiscal year experienced delays due to a highly inflationary period for building materials and a challenging labor market. While we remain committed to this showcase attraction, the project has been further delayed due to the extensive damage and ongoing rebuild efforts following the March 2023 severe weather and tornado event. We expect to establish a revised timeline for this project during our 2024 fiscal year. Increasing attendance, and overall guest satisfaction, as well as increasing the per capita revenue generated in our gift shops and from concessions, continues to be a primary focus.

Most of the animals at each of our parks have been born on-site or domestically acquired. We rarely import animals and have not imported any animals in the past 15 years. Auctions and sales of animals across the United States occur often and we may acquire animals in these auctions if we see an opportunity to enhance the animal population at our parks. As a result of natural breeding, animal populations at our Parks tend to grow over time. Periodically, we sell surplus animals, and the proceeds are recorded as revenue. The periodic acquisition and sale of animals is also part of our herd and genetic management program. From time-to-time, we may also relocate animals between our parks as part of this program. Each park is subject to routine inspection by federal and state agencies. Each park maintains a high standard of animal care and has passed all recent inspections.

Employees

Our Georgia Park has approximately 25 full-time employees and engages 20-35 additional part-time and seasonal employees. Our Missouri Park has approximately 11 full-time employees and engages 6-12 additional part-time and seasonal employees. Our Texas Park has approximately 13 full-time employees and engages 8-12 additional part-time and seasonal employees. We also engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good. Parks! America has two officers and one manager who oversee the strategy of the Company, the operations and capital investment activities of our parks, as well as the overall financial activities, controls and reporting for the Company and each park.

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

Our business plan includes expansion via the acquisition of additional local or regional entertainment assets and attractions. There can be no assurance that we will be successful in acquiring and operating additional local or regional entertainment assets and attractions. Competition for acquisition opportunities in the attractions industry is intense as there are a limited number of parks within the United States that could reasonably qualify as acquisition targets for us. Our acquisition strategy is dependent upon, among other things, our ability to: identify acquisition opportunities; obtain debt and equity financing; and obtain necessary regulatory approvals. Our ability to pursue our acquisition strategy may be hindered if we are not able to successfully identify acquisition targets or obtain the necessary financing or regulatory approvals, including but not limited to those arising under federal and state antitrust and environmental laws.

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

Labor is a primary component in the cost of operating our business. Our ability to control labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates, unemployment levels, and health and other insurance costs, as well as the impact of legislation or regulations governing labor relations, minimum wage, and healthcare benefits. Furthermore, our operations are dependent in part on a seasonal workforce, many of whom are paid at or near minimum wage. We seek to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place for peak and low seasons; however, we may be unable to recruit and hire sufficient personnel to meet our business needs. In addition, we cannot guarantee that material increases in the cost of securing our workforce will not occur in the future. Increased state or federal minimum wage requirements, general wages or an inadequate workforce could have an adverse impact on our results of operations. We anticipate that the recent upward pressures on general wage rates may increase our salary, wage and benefit expenses in our 2024 fiscal year and beyond, and further legislative changes or competitive wage rates could continue to increase these expenses in the future.

Data privacy regulation and our ability to comply could harm our business.

We (or third parties on our behalf) collect, store and use personal information and other customer data we receive through online ticket sales, marketing, mailing lists, and guest reservations. There are multiple federal, state and local laws regarding privacy and protection of personal information and data, and these laws and regulations continue to evolve. For example, many states have passed laws requiring notification to customers when there is a security breach involving their personal data and multiple jurisdictions are considering legislation that may impose liability if a business fails to properly safeguard personal information of its customers. Maintaining compliance with applicable security and privacy regulations may increase our operating costs. While we believe our cybersecurity measures are adequate, however, if we were to experience a data breach, we could be subject to fines, penalties and/or costly litigation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company owns and operates the following wild animal safari parks:

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

Wild Animal, Inc. – Our Missouri Park

Our Missouri Park is situated in Strafford, Missouri on 255 acres of land located 12 miles east of Springfield and approximately 45 miles north of Branson. Our Missouri Park features a five-mile drive-through wild animal viewing area that opened in 1971 Some animals are contained in special fenced-in areas within the natural habitat, drive-through section of our Missouri Park and other animals are in a more traditional zoo-like atmosphere, the Walkabout Adventure Zoo, which also contains a reptile house, featuring reptiles from several continents. Our Missouri Park also has a gift shop, a restaurant, several party rooms for rental and a play structure.

Aggieland-Parks, Inc. – Our Texas Park

Our Texas Park is situated on 250 acres of a 450-acre property, located approximately 25 miles northeast Bryan/College Station, Texas and 120 miles northwest of downtown Houston. Our Texas Park features a two-and-a-half mile drive-through animal viewing area that opened in 2019. Our Texas Park includes a 20-acre Walkabout Adventure Zoo, featuring outdoor and indoor animal exhibits, a reptile house, an aviary, an extensive giraffe encounter area, an otter exhibit, and a large hippopotamus enclosure and pond. Our Texas Park also includes a gift shop, several party rooms for rental, a large, covered patio and a playground.

ITEM 3. LEGAL PROCEEDINGS

On December 16, 2022, we received notice that on August 10, 2022 a former employee of Aggieland Wild Animal – Texas, filed a Complaint in the 361st District Court of Brazos County, Texas (case no. 22-001839-CV-361), alleging the Company and Aggieland-Parks, Inc. committed several instances of employment discrimination. The Complaint seeks unspecified economic, compensatory and punitive damages, as well as attorney’s fees and costs. We are defending this claim.

On February 17, 2021, two children of James Meikle, our former Chief Operating Officer, filed a Complaint in the Eighth Judicial District Court, Clark County, Nevada (case no. A-21-829563-C), alleging we were obligated under Mr. Meikle’s Employment Agreement to purchase at least $540,000 of life insurance for Mr. Meikle, who passed away on November 28, 2018. The Complaint was seeking damages of $540,000, as well as interest and expenses. The trial date was set for August 15, 2022. Effective August 5, 2022, we agreed to pay the plaintiffs $100,000 to settle this Compliant and obtain a full release for any related complaints. The release was completed August 26, 2022, we issued payment for the settlement amount on August 31, 2022 and an order of dismissal was filed on September 19, 2022.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTCPink under the symbol “PRKA”. The table below sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on the OTCPink. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits. As of October 1, 2023, there were 75,517,763 shares outstanding held by approximately 3,200 stockholders of record. The number of stockholders of record does not reflect shares held beneficially or those shares held in “street” name.

		High	Low
2023	First Quarter	$0.430	$0.330
	Second Quarter	$0.470	$0.325
	Third Quarter	$0.400	$0.320
	Fourth Quarter	$0.428	$0.260
2022	First Quarter	$0.740	$0.524
	Second Quarter	$0.630	$0.429
	Third Quarter	$0.530	$0.328
	Fourth Quarter	$0.475	$0.320

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our consolidated financial statements for the fiscal year ended October 1, 2023 provided in this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

Overview

Through our wholly owned subsidiaries, we own and operate three regional safari parks and are in the business of acquiring, developing and operating local and regional entertainment assets and attractions in the United States. Our wholly owned subsidiaries are Wild Animal Safari, Inc., a Georgia corporation (“Wild Animal – Georgia”), Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”), and Aggieland-Parks, Inc., a Texas corporation (“Aggieland Wild Animal – Texas”). Wild Animal – Georgia owns and operates the Wild Animal Safari park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari park located in Strafford, Missouri (the “Missouri Park”). Aggieland Wild Animal – Texas owns and operates the Aggieland Wild Animal Safari park near Bryan/College Station, Texas (the “Texas Park”). On April 27, 2020, we acquired substantially all the assets of Aggieland Safari LLC and related entities (“Aggieland Safari”).

Our parks are open year round, but experience increased seasonal attendance, typically beginning in the latter half of March through early September. Combined third and fourth quarter park revenues were 60.4% and 62.1% of annual park revenues for our 2023 and 2022 fiscal years, respectively. Since the acquisition of our Texas Park, the combined third and fourth quarter concentration of our park revenues has been reduced.

During March 26-27, 2023, our Georgia Park experienced extensive damage, caused by an EF-3 tornado and over nine inches of rain, resulting in more than 4,500 fallen trees and damage to many of the Park’s animal enclosures, fencing and other infrastructure. The Walkabout Adventure Zoo (“Walkabout”) portion of the property was particularly hard hit. Our Georgia Park was closed for 20 days, including for most of its traditionally busy spring break period, which has historically comprised approximately 10%-15% of its annual revenue. The drive-through safari section of the Georgia Park reopened on April 15th. The Walkabout portion of the Park has reopened in phases, with the first phase on May 6th and the second phase on July 2nd. Approximately one-quarter of the Walkabout remains closed.

The table below outlines our annual net sales, reported and adjusted income before income taxes, earnings before interest, taxes, depreciation and amortization (“EBITDA”), and net cash provided by operating activities for the last five fiscal years. Attendance at our parks benefited in 2020 and 2021 from the COVID-19 pandemic which drove an increase in demand for outdoor entertainment. Our park revenue remains above pre-pandemic levels, however, is down from the high in 2021. In 2023, our park revenue was negatively impacted by approximately $1.0 million at our Georgia Park from the March severe weather and tornado event, subsequent closure and multi-phased reopening.

	Fiscal Year
	2023	2022	2021	2020	2019
Total revenues	$9,440,248	$10,741,417	$11,862,491	$9,507,264	$6,184,254
% change	-12.1%	-9.5%	24.8%	53.7%	2.3%
Reported income (loss) before income taxes	(572,421)	1,030,291	3,680,546	3,693,869	1,495,438
% change	na	-72.0%	-0.4%	147.0%	5.1%
% of total revenues	-6.1%	9.6%	31.0%	38.9%	24.2%
Adjusted income (loss) before income taxes (*)	(203,466)	1,130,291	3,490,558	3,669,496	1,575,882
% change	na	-67.6%	-4.9%	132.9%	1.5%
% of total revenues	-2.2%	10.5%	29.4%	38.6%	25.5%
EBITDA	1,220,535	2,168,161	4,620,623	4,457,682	2,138,546
% change	-43.7%	-53.1%	3.7%	108.4%	-2.3%
% of total revenues	12.9%	20.2%	39.0%	46.9%	34.6%
Net cash provided by operating activities	927,478	1,540,719	3,308,718	3,680,401	1,858,158
% change	-39.8%	-53.4%	-10.1%	98.1%	5.1%
% of total revenues	9.8%	14.3%	27.9%	38.7%	30.0%

* Excludes net tornado expenses and asset write-offs of $368,955 in 2023, a $100,000 legal settlement charge in 2022, a $189,988 gain on extinguishment of debt in 2021, $24,373 of tornado related insurance proceeds in 2020, and $80,444 of tornado damage asset write-offs and costs in 2019.

EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles (“GAAP”) and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. We believe that EBITDA is a meaningful measure as it is widely used by analysts, investors and comparable companies in the entertainment and attractions industry to evaluate our operating performance on a consistent basis, as well as more easily compare our results with those of other companies in our industry. We also believe EBITDA is a meaningful measure of park-level operating profitability. EBITDA is a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under GAAP.

The following table provides a reconciliation of our income before income taxes to our EBITDA for our five most recent fiscal years:

	Fiscal Year
	2023	2022	2021	2020	2019
Income (loss) before income taxes	$(572,421)	$1,030,291	$3,680,546	$3,693,869	$1,495,438
Interest expense	222,396	261,621	335,944	182,926	76,003
Depreciation and amortization	884,459	782,987	704,016	576,139	453,968
(Gain) loss on disposal of operating assets, net	317,146	(6,738)	90,105	29,121	32,693
Tornado damage and expenses, net	368,955	-	-	(24,373)	80,444
Legal settlement	-	100,000	-	-	-
Gain on extinguishment of debt	-	-	(189,988)	-	-
EBITDA	$1,220,535	$2,168,161	$4,620,623	$4,457,682	$2,138,546

For the year ended October 1, 2023, we incurred $780,941 of Georgia Park severe weather and tornado related expenses, primarily due to tree and other debris removal, repairing and replacing underground water pipes throughout the property, as well as general clean-up efforts. In addition, related asset write-offs of $275,297, primarily associated with damage to various animal exhibits, several buildings, fencing and other infrastructure. These expenses and asset write-offs were partially offset by insurance proceeds totaling $687,283, net of deductibles and co-insurance. During our 2023 fiscal year we also made capital investments of approximately $615,000 at our Georgia Park for rebuilding projects as a direct result of the tornado event.

As a result of the near-term needs associated with the tornado recovery effort at our Georgia Park, we revised our 2023 fiscal year capital investment plan. Two significant new marketable attractions in our Georgia Park Walkabout, an enhanced ring-tailed lemur exhibit and new aviary, featuring macaws and a budgie parrot feeding experience, were not significantly impacted by the tornado event and opened on May 6, 2023. In addition, a new marquee otter exhibit opened in May 2023 at our Missouri Park Walkabout and a fourth drive-through pasture at our Texas Park opened in early March 2023, allowing guests to feed zebras and camels directly from their vehicles.

Our 2023 fiscal year capital also included investment in fleet vehicles, roadways and other necessary safety-related capital projects. Due to the significant unplanned spending driven by the Georgia severe weather and tornado event, we paused our project related to accessing public water in Texas as well as several other minor projects to manage cash flow. Our plan to open a significant new giraffe exhibit at our Georgia Park, initiated during our 2022 fiscal year, experienced delays due to a highly inflationary period for building materials and a challenging labor market. While we remain committed to this showcase attraction, the severe weather and tornado event caused the management team to reprioritize capital projects. We also mutually agreed to terminate the contract with the initial design and general contracting partner for this project, resulting in a $196,000 project cost write-off. We expect to establish a revised timeline for a new giraffe exhibit at our Georgia Park during our 2024 fiscal year.

Our 2024 fiscal year capital plan reflects the further strategic rebuild of our Georgia Park following the March 2023 severe weather event and continues to set the stage for longer-term master planning and optimization at each of our parks. The centerpiece of our 2024 capital plan is a new restroom building and main entry plaza at our Georgia Park. The existing restroom building was near the end of its useful life, and the tornado damage rendered it beyond repair. We believe this investment is paramount in improving the overall guest experience and will pave the way for a new standard. The new main entry plaza will provide an improved arrival experience and a place for our guests to dwell, which we believe will positively impact our Georgia Park for decades to come.

Also in Georgia, our carnivore night house will be rebuilt, a capybara encounter area will be added, roadway infrastructure improved, and additional fencing and sidewalks repaired. We continue to take a strategic and measured approach to the rebuild at our Georgia Park, ensuring we put in place a product that will withstand the test of time and improve the guest, animal and staff experience, ultimately delivering higher revenue and profitability. At our Missouri Park, the 2024 capital plan is focused on activation of a guest-facing pond within the Walkabout featuring a nature trail and floating dock, the expansion of shade structures, additional rental vehicles, and equipment capital. Capital spending planned for 2024 at our Texas Park will be focused on key infrastructure needs, including hay storage, the completion of the keeper facility and general safety related improvements. We remain committed to our long-term vision for our parks, and we believe our 2024 capital plan balances additional needs from the Georgia Park tornado and deferred maintenance, along with the addition of guest facing improvements and amenities. Our 2024 fiscal year capital plan anticipates spending approximately $1.4 million, which will again be fully funded from our existing cash and continues to demonstrate our commitment to building for long-term, sustainable growth.

We are committed to leveraging the strong operating model we have established at our Georgia Park at all three of our properties, with a focus on increasing attendance through enhanced marketing efforts and focused capital investments, as well as continuing to prudently increase the average revenue generated per guest visit via concession and gift shop revenues. In addition to rebuilding and improving our Georgia Park Walkabout, among our highest priorities over the next several years are the enhancement of the overall guest experience, streamlining and optimizing our systems, operating standards and practices, and increasing per capita revenue, through the introduction of new programming and more targeted marketing efforts. Our Texas Park opened to the public in May 2019 and we believe there remains long-term potential to increase attendance by increasing the local and regional awareness of this facility via advertising and promotion. We remain encouraged by the higher levels of attendance at our Missouri Park which began in the spring of 2020 and plan on prudently leveraging the increased exposure of this facility to continue to build on this success.

Our long-term business plan also includes adjacent expansion and expansion via the acquisition of additional local or regional entertainment assets and attractions. We believe adjacent development and acquisitions, if any, should not unnecessarily encumber the Company with additional debt that cannot be justified by current operations. We may also pursue contract management opportunities for attractions owned by third parties. By using a combination of equity, debt and other financing options, we intend to carefully monitor stockholder value in conjunction with the pursuit of growth.

Strong annual operating cash flow over the past several fiscal years has provided us with incremental operating margin, funded significant increases in capital investment, allowed us to paydown debt following the Aggieland Safari acquisition in 2020, and quickly reopen after the significant damage and business interruption caused by the March 2023 severe weather event at our Georgia Park. However, our current size and operating model leaves us little room for error. Any future capital raised by us may result in dilution to existing stockholders. It is possible that the cash generated by, or available to, us may not be sufficient to fund our capital and liquidity needs for the near term.

Consolidated and Segment Results of Operations for the Year Ended October 1, 2023 as Compared to the Year Ended October 2, 2022

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

The following table shows our consolidated and segment operating results for the years ended October 1, 2023 and October 2, 2022:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
Total revenues	$5,873,526	$7,086,232	$1,692,765	$1,691,602	$1,873,957	$1,963,583	$9,440,248	$10,741,417
Segment income (loss) from operations	1,511,142	2,895,820	(18,153)	(344,404)	(353,982)	(254,834)	1,139,007	2,296,582
Segment operating margin %	25.7%	40.9%	-1.1%	-20.4%	-18.9%	-13.0%	12.1%	21.4%

Corporate expenses							(1,200,307)	(995,946)
Tornado expenses and write-offs, net							368,955	-
Legal settlement							-	100,000
Other income, net							80,230	91,276
Interest expense							(222,396)	(261,621)
Income (loss) before income taxes							$(572,421)	$1,030,291

Total Net Sales

Our total revenues for the year ended October 1, 2023 were $9.44 million, a decrease of $1.30 million, compared to the year ended October 1, 2022. Our park revenues decreased by $1.34 million or 12.6%, while animal sales increased by $34,457. As a result of a severe weather and tornado event on March 26-27, 2023, our Georgia Park was closed for 20 days, with the drive through section of the park reopening on April 15th and roughly three-quarters of the Walkabout portion reopening in two phases, on May 6th and July 2nd, respectively. Based on the comparable prior year period, we believe Georgia Park revenues were negatively impacted by approximately $1.0 million due to the severe weather and tornado related closure and phased reopening during the year ended October 1, 2023. On a pro forma basis, assuming flat park revenues for our Georgia Park from March 26th through May 6th, our park revenues for the year ended October 1, 2023 decreased by approximately $356,000 or 3.2%.

Georgia park revenues were $5.82 million, a decrease of $1.24 million or 17.5%, while animal sales increased by $27,473. On a pro forma basis, assuming flat sales during the severe weather and tornado closure and phased reopening period, Georgia park revenues decreased by approximately $240,000 or 3.4%. Missouri park revenues increased by $25,220 or 1.5%, to $1.69 million, while animal sales decreased by $24,057. Texas park revenues decreased by $120,667 or 6.4%, to $1.76 million, while animal sales increased by $31,041.

For the year ended October 1, 2023, paid attendance at our Missouri Park increased by 15.3%, while paid attendance at our Georgia and Texas Parks decreased by 17.1% and 6.7%, respectively. Adjusted for the severe weather and tornado closure and phased reopening impact, on a pro forma basis, Georgia Park paid attendance decreased by approximately 3.8%, which we believe was driven by lost momentum following the closure and phased reopening, and increased regional competition. We also believe unfavorable weather and a challenged consumer spending landscape, particularly in our fiscal fourth quarter, proved to be a headwind across all three of our parks, as well as for the overall industry.

Segment Operating Margin

Our consolidated segment operating margin decreased $1.16 million, resulting in segment income from operations of $1.14 million for the year ended October 1, 2023 compared to segment income from operations of $2.30 million for the year ended October 2, 2022. Our Georgia Park’s segment income was $1.51 million, a decrease of $1.38 million, principally attributable to lower park revenues and the associated margin loss related to the severe weather and tornado closure, as well as higher general operations spending and higher asset write-offs, partially offset by lower advertising expense and higher animal sales. Our Missouri Park generated a segment operating loss of $18,153, compared to a segment operating loss of $344,404 for the year ended October 2,2022, resulting in a net improvement of $326,251, primarily attributable to higher park revenues and expenses for a drive-through Christmas lights display which negatively impacted fiscal 2022. Our Missouri Park segment income was also favorably impacted by lower advertising and wage expenses, and improved margins on in-park revenues, partially offset by lower animal sales and higher depreciation expense. Our Texas Park generated a segment loss of $353,982, compared to $254,834 for the year ended October 2, 2022, resulting in an increase of $99,148, primarily attributable to lower park revenues, as well as higher depreciation expense and asset write-offs, partially offset by higher animal sales and improved margins on in-park revenues.

Corporate Expenses

Corporate spending increased by $204,361 to $1.20 million for the year ended October 1, 2023, primarily attributable to higher wages due to management redundancies during the executive transition period and higher professional fees.

Tornado Expenses and Write-offs, Net

As a result of the damage caused by the March 2023 severe weather and tornado event at our Georgia Park, we recorded $780,941 of related expenses, primarily due to tree and other debris removal, repairing and replacing underground water pipes throughout the property, as well as general clean-up and reopening efforts. In addition, we recorded asset write-offs of $275,297, primarily associated with damage to various animal exhibits, several buildings, fencing and other infrastructure. These expenses and write-offs were partially offset by $687,283 of insurance proceeds from our commercial property coverage. For additional information, see “Note 3. TORNADO EXPENSES AND ASSET WRITE-OFFS” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Other Income, Net

Other income, net, was $80,230 for the year ended October 1, 2023, a decrease of $11,046, primarily attributable to higher other expenses and lower mineral rights royalty income from our Texas Park property, partially offset by higher interest income.

Interest Expense

Interest expense for the year ended October 1, 2023 was $222,396, a decrease of $39,225, primarily attributable to a reduction in term loan interest expense, as well as imputed interest on a right of use asset in the prior year.

Income Taxes

For the year ended October 1, 2023, we generated a pre-tax loss of $572,421 and recorded a tax benefit provision of $88,683, resulting in an effective tax rate of approximately 15.5%, which was unfavorably impacted by state income taxes due to operating losses for our Missouri and Texas Parks. For the year ended October 2, 2022, we generated income before income taxes of $1.03 million and recorded a tax provision of $302,000, resulting in an effective tax rate of approximately 29.4%, which was also unfavorably impacted by state income taxes due to operating losses for our Missouri and Texas Parks. For additional information, see “Note 7. Income Taxes” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Net Income and Income Per Share

Our reported net loss for the year ended October 1, 2023 was $483,738 or $0.01 per basic share and per fully diluted share, a net decrease of $1.21 million or $0.02 per basic and fully diluted share, as compared with reported net income of $727,491 million or $0.01 per basic share and per fully diluted share, for the year ended October 2, 2022.

	For the year ended
	October 1, 2023	October 2, 2022
Net income (loss)	$(483,738)	$727,491
Tornado expenses and write-offs, net	368,955	-
Tax impact - Tornado expenses and write-offs	(99,620)	-
Legal settlement	-	100,000
Tax impact - legal settlement	-	(27,000)
Adjusted net income (loss)	$(214,403)	$800,491

As shown in the table above, several one-time items impacted our year-over-year reported net income comparison. Our 2023 fiscal year included $368,955 of Georgia Park severe weather and tornado related expenses and asset write-offs, net of insurance proceeds. Our 2022 fiscal year included a legal settlement charge of $100,000. Management believes that adjusted net income, excluding one-time items, should be considered in evaluating the ongoing operating performance of our business. Excluding the $269,335 after-tax effect of the Georgia Park net tornado expenses and asset write-offs for the year ended October 1, 2023, as well as the $73,000 after-tax expense associated with a legal settlement during the year ended October 2, 2022, our adjusted net income decreased $1.01 million. This decrease is primarily attributable to a $1.38 million decrease in segment income for our Georgia Park, a $204,361 increase in Corporate expenses, a $99,148 increase in the segment loss for our Texas Park, and a $11,046 decrease in other income, partially offset by a $326,251 decrease in the segment loss for our Missouri Park, a $39,225 decrease in interest expense and a $318,863 net decrease in our adjusted income tax expense.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Historically, our slow season starts after Labor Day in September and runs until Spring Break, which typically begins toward the end of March. The first and second quarters of our fiscal year have historically generated negative cash flow, requiring us to use cash generated from prior fiscal years, as well as borrowing on a seasonal basis, to fund operations and prepare our parks for the busy season during the third and fourth quarters of our fiscal year. As a result of our improved cash position, during our 2023 and 2022 fiscal years we did not utilize any seasonal borrowing.

Our working capital was $3.69 million as of October 1, 2023, compared to $4.67 million as of October 2, 2022. The year-over-year decrease in working capital primarily reflects cash used for capital investments, Georgia Park tornado clean-up expenses, net of insurance proceeds, and scheduled term loan payments, partially offset by cash generated by operating activities during our 2023 fiscal year.

Total loan debt, including current maturities, as of October 1, 2023 was $4.23 million compared to $4.96 million as of October 2, 2022. The year-over-year decrease in total loan debt was the result of scheduled term loan payments during our 2023 fiscal year.

As of October 1, 2023, we had equity of $14.99 million and total loan debt of $4.23 million, resulting in a debt to equity ratio of 0.28 to 1.0, compared to 0.32 to 1.0 as of October 2, 2022.

Operating Activities

Net cash provided by operating activities was $927,478 for our 2023 fiscal year, compared to $1.54 million, for our 2022 fiscal year, resulting in a decrease of $613,241, principally due to lower net income and net working capital usage, partially offset by non-cash expenses.

Investing Activities

Our 2023 fiscal year investing activities included $1.56 million of capital improvements, compared to $1.84 million spent on capital improvements during our 2022 fiscal year, a decrease of $281,547, and other net investing activities decreased by $12,781.

During our 2023 fiscal year, property and equipment investing at our Georgia Park included various enclosure updates including the addition of a state-of-the-art ring-tailed lemur exhibit, an aviary and walk-in budgie parrot feeding experience, the general rebuild of many areas impacted by the severe weather and tornado event, as well as guest rental vehicle fleet and capital equipment additions. For our Missouri Park, 2023 fiscal year property and equipment investments included the completion of a new otter exhibit which opened in May 2023, renovations of various animal shelters and exhibits, and capital equipment additions. For our Texas Park, 2023 fiscal year property and equipment investments included several animal acquisitions, an additional drive-through zone for zebras and camels, and several capital maintenance projects.

During our 2022 fiscal year, property and equipment investing at our Georgia Park included various animal acquisitions, additions to animal shelters and exhibits, the addition of a guest party pavilion, enhancements to and expansion of our food service capabilities, improvements to our gift shop, annual improvements to our drive-through roads, and spending on annual requirements for our rental vehicle fleet. For our Missouri Park, 2022 fiscal year property and equipment investments included various animal acquisitions, the initial phases of a new otter exhibit which opened in 2023, renovations of various animal shelters and exhibits, ground and electrical improvements to support a new Christmas Lights display, enhancements to and expansion of our food service capabilities, the addition of playground equipment in the Walkabout section, and the acquisition of various equipment. For our Texas Park, 2022 fiscal year property and equipment investments included various animal acquisitions, the addition of and enhancements to various animal shelters, the acquisition of several vehicles for customer rental and related service equipment, other equipment additions, and various improvements focused on introducing expanded food service operations.

Financing Activities

Net cash used in financing activities totaled $738,617 for the year ended October 1, 2023, compared to $866,193 million for the year ended October 2, 2022, resulting in a decrease of $127,576, primarily due to principal payments on a Missouri Park Christmas Lights financing lease obligation entered into near the beginning of our 2022 fiscal year and terminated before the end of our 2022 fiscal year.

Borrowing Agreements

On June 18, 2021, through our wholly owned subsidiary Wild Animal – Georgia, we completed a refinancing transaction (the “2021 Refinancing”) with Synovus Bank. The 2021 Refinancing included a term loan in the original principal amount of $1.95 million. The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. We paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was $1.38 million as of October 1, 2023.

On April 27, 2020, through our wholly owned subsidiary Aggieland-Parks Inc., we acquired Aggieland Wild Animal – Texas. In part, this acquisition was financed with the “2020 Term Loan” from First Financial Bank (“First Financial”). The 2020 Term Loan in the original principal amount of $5.0 million from First Financial is secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, and required interest only monthly payments through April 2021. The 2020 Term Loan requires monthly payments of approximately $53,213 beginning in May 2021. We paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the incremental proceeds of the 2021 Term Loan, combined with additional funds, to paydown $1.0 million against the 2020 Term Loan, which had an outstanding balance of $2.89 million as of October 1, 2023.

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

Significant judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We record deferred tax assets, primarily resulting from net operating loss carry-forwards to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. In the event we determine it is more likely than not we will not realize our deferred tax assets we establish a valuation allowance.

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

Our financial statements and related notes are set forth on pages F-1 through F-18.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

With the participation of the principal executive officer and principal financial officer of Parks! America, Inc. (the “Registrant”), the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures, as required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Management based its assessment of the Company’s internal control over financial reporting on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting are effective as of October 1, 2023.

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as of October 1, 2023.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Title
Lisa Brady	37	President, Chief Executive Officer and Director
Todd R. White	61	Chief Financial Officer and Director
Dale Van Voorhis	82	Chairman of the Board of Directors
John Gannon	66	Director
Charles Kohnen	56	Director
Jeffery Lococo	66	Secretary and Director
Rick Ruffolo	55	Director

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

Dale Van Voorhis

Dale Van Voorhis currently serves as Chairman of the Company’s Board of Directors. Mr. Van Voorhis served as the Company’s interim President and CEO from June 1, 2022 until November 14, 2022. Mr. Van Voorhis served as the Company’s CEO from January 2011 through May 2022. Mr. Van Voorhis was re-appointed to our Board of Directors in March 2009 and served as the Company’s Chief Operating Officer from March 2009 until January 2011. Mr. Van Voorhis previously served the Company in various management and board of director roles from December 2003 through December 2006. In addition, Mr. Van Voorhis has been the President of Amusement Business Consultants, Inc., an amusement industry consulting company since its inception in 1994. Mr. Van Voorhis was President and CEO of Funtime Parks Inc. (“Funtime”) from 1982 until 1994. Funtime consisted of three parks in New York and Ohio, and they generated total attendance of 2.6 million visitors in 1993. Funtime sold the three parks for $60 million in 1994. Mr. Van Voorhis has over 55 years of experience in the amusement/entertainment industry.

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

Charles Kohnen

Charles Kohnen has served as a Director of the Company since October 2010. Mr. Kohnen has a diverse business background including experience with planning and executing management strategies for turnaround companies. From 1998 to 2006 he was Managing Partner of Kohnen Realty Co., a real estate and stock investment company that he co-founded, where he was responsible for all aspects of the business including the coordination of all legal, accounting and buyout matters. Mr. Kohnen has also served as Chairman of a privately held restaurant located in Cincinnati, Ohio. Mr. Kohnen also serves on the Board of a non-profit organization and earned a Bachelor of Science degree in General Business from Miami University in Oxford, Ohio.

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

Our Audit Committee met four times in the twelve-month period ended October 1, 2023.

Compensation Committee

Our Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. The Compensation Committee is composed of three directors, John Gannon, Charles Kohnen, and Jeffery Lococo (Chairman).

Our Compensation Committee met one time during the twelve-month period ended October 1, 2023.

Strategic Growth Committee

Our Strategic Growth Committee was established effective May 31, 2022 and is responsible for: (1) working with the CEO to lead the development of a strategic plan and associated periodic updates, and annual goal setting; and (2) leading or assisting in the process of recruitment and hiring of key Company personnel. The Strategic Growth Committee is composed of three directors, Charles Kohnen, Rick Ruffolo (Chairman) and Dale Van Voorhis, and Lisa Brady works closely with this Committee.

Our Strategic Growth Committee met one time during the twelve-month period ended October 1, 2023.

Code of Ethics

On December 4, 2023 our Board of Directors adopted a Code of Conduct, effective January 1, 2024.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our other executive officers, for the years ended October 1, 2023, October 2, 2022 and September 27, 2020.

Name & Principal		Salary	Bonus	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Lisa Brady	2023	153,125	5,000	76,667				2,227	237,019
President, Chief Executive Officer and Director
Dale Van Voorhis (1)	2023	83,333	-					10,305	93,638
Chairman of the Board	2022	100,000	20,000					10,056	130,056
of Directors	2021	100,000	25,000					10,006	135,006
Mark Whitfield (2)	2023	132,901	-	-				2,624	135,525
Executive Vice President	2022	142,500	30,000	10,000				3,466	185,966
Todd R. White	2023	90,000	-	10,000				3,627	103,627
Chief Financial Officer and	2022	90,000	20,000	10,000				3,466	123,466
Director	2021	86,250	25,000	10,000				290	121,540
Michael D. Newman (3)	2023	-	-	-				-	-
Vice President of Safari	2022	14,000	-	-				-	14,000
Operations	2021	108,000	25,000	-				3,661	136,661

(1) Mr. Van Voorhis currently serves as Chairman of the Company’s Board of Directors and was a special advisor to the CEO from November 14, 2022 through May 31, 2023. Mr. Van Voorhis served as the Company’s interim President and CEO from June 1, 2022 until November 14, 2022, and as its President and CEO prior to June 1, 2022.

(2) Mr. Whitfield left employment with the Company effective June 5, 2023.

(3) Effective October 31, 2021, Mr. Newman resigned his employment with the Company. Mr. Newman was rehired in a non-executive capacity effective August 1, 2023.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended October 1, 2023.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	Shares/($)	($)	($)	($)	($)	($)
Dale Van Voorhis	$10,000	—	—	—	—	—	$10,000
		$—
Lisa Brady	—	25,000	—	—	—	—	$10,000
		$(10,000)
John Gannon	$5,000	18,750	—	—	—	—	$12,500
		$(7,500)
Charles Kohnen	—	25,000	—	—	—	—	$10,000
		$(10,000)
Jeffery Lococo	—	37,500	—	—	—	—	$15,000
		$(15,000)
Todd R. White	—	25,000	—	—	—	—	$10,000
		$(10,000)
Richard Ruffolo	—	31,250	—	—	—	—	$12,500
		$(12,500)

Employment Agreements

Effective November 14, 2022, the Company and Ms. Brady, the Company’s President and Chief Executive Officer entered into an employment agreement (the “Brady Employment Agreement”). Pursuant to the Brady Employment Agreement, Ms. Brady receives an initial base annual compensation in the amount of $175,000 per year, subject to annual review by the Board of Directors. Ms. Brady is entitled to receive an annual Performance Incentive of up to 25% of her base annual compensation, subject to performance milestones. Ms. Brady received a $50,000 award of shares of Company stock, which vested on February 14, 2023, after her first ninety days of employment. The number of shares of this award totaled 128,205 based on the $0.39 closing price of the Company’s stock on November 14, 2022. Ms. Brady is also scheduled to receive share awards of the Company’s common stock with a total value of $50,000, $60,000, $70,000 and $75,000 as of the last day of the Company’s fiscal year from its 2023 fiscal year through its 2026 fiscal year, respectively. The number of shares awarded is to be based on the average price of the Company’s stock on the date of the award. Each award will vest in one-third increments, with the first third vesting on the date of the award, the second third vesting on the first anniversary of the award and the final third vesting on the second anniversary of the award. The Company recorded an expense of $16,667 related to the one-third vesting 2023 fiscal year grant during the fiscal year ended October 1, 2023. The number of shares of the 2023 fiscal year award totaled 135,135 based on the closing price of the Company’s stock on September 29, 2023, of which 45,045 vested as of that date. The Company anticipates issuing these shares prior to December 31, 2023. Ms. Brady also received a $5,000 sign-on bonus. The Brady Employment Agreement has a term of five years and entitles Ms. Brady to participate in any deferred compensation plan the Company may adopt during the term of her employment with the Company.

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

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause ($258,333 in aggregate) or (ii) in the event of a change in control of the Company ($348,333 in aggregate), as well as disability and death payment provisions ($157,500 in aggregate). As of October 1, 2023, the Company has not adopted any deferred compensation plans.

Effective May 1, 2018, the Company entered into an employment agreement with Michael D. Newman (the “Newman Employment Agreement”) to serve as the Company’s Vice President of Safari Operations. Mr. Newman had been the general manager of Wild Animal – Georgia since February 2011. Pursuant to the Newman Employment Agreement, Mr. Newman received an initial base annual compensation of $95,000 per year, subject to annual review by the Board of Directors. Mr. Newman also received a $5,000 signing bonus. Effective as of May 1, 2020, Mr. Newman’s annual compensation was changed to $108,000. The Newman Employment Agreement had a term of five years. Effective October 31, 2021, Mr. Newman resigned his employment with the Company. Effective August 1, 2023, Mr. Newman was rehired in a non-executive position.

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

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of December 7, 2023. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

The address of each beneficial owner is care of Parks! America, Inc., 1300 Oak Grove Road, Pine Mountain, GA 31822, unless otherwise set forth below that person’s name.

Name	Number of Shares Owned	Percent (1)	Title
Lisa Brady	157,223	0.2%	President, Chief Executive Officer and Director
Todd R. White (2)	1,308,192	1.7%	Chief Financial Officer and Director
Dale Van Voorhis	16,012,700	21.2%	Chairman of the Board of Directors
Charles Kohnen (3)	22,918,108	30.3%	Director
Jeffery Lococo	619,383	0.8%	Secretary and Director
John Gannon	43,706	0.1%	Director
Rick Ruffolo	35,268	0.0%	Director
Focused Compounding Fund, LP 1700 Alma Drive, Suite 460 Plano, TX 75075	13,097,450	17.3%

(1)	Based upon shares of common stock issued and outstanding as of December 7, 2023, except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding.

(2)	410,350 of the Company’s shares owned by Mr. White are held jointly with his spouse.

(3)	16,032,600 of the Company’s shares owned by Mr. Kohnen are held jointly with his spouse.

Officers, directors and their controlled entities, as a group, controlled approximately 54.4% of the outstanding common stock of the Company as of December 7, 2023.

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

Fees billed by our independent registered public accounting firm, for the audit and quarterly reviews of our financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the years ended October 1, 2023 and October 2, 2022 were approximately $61,000 and $55,000, respectively.

All Other Fees

Our independent registered public accounting firm billed no other fees for the years ended October 1, 2023 and October 2, 2022.

Audit Committee Pre-Approval Policies and Procedures

The audit committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm to assure that the provision of such services do not impair the registered public accounting firm’s independence.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of Great American Family Parks, Inc. dated July 17, 2002 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.2	Amended Articles of Incorporation of Great American Family Parks, Inc. dated January 26, 2004 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.3	Bylaws of Great American Family Parks, Inc. dated January 30, 2004 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.4	Great American Family Parks 2005 Stock Option Plan dated February 1, 2005 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.5	Amended Bylaws of the Company, as of January 17, 2011 (incorporated by reference to the Annual Report on Form 10-KT filed by the Company on December 29, 2012).

3.6	Amended Bylaws of the Company as of June 12, 2012 (incorporated by reference to the Report on Form 8-K filed by with the Securities and Exchange Commission on July 16, 2012).

14.1	Code of Conduct

21.1	Subsidiaries of the Registrant.

23.1	Consent of GBQ Partners LLC dated December 12, 2023.

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of December 12, 2023 by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

By:	/s/ Lisa Brady
Lisa Brady
Chief Executive Officer and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Lisa Brady	Chief Executive Officer and Director
	Lisa Brady	(Principal Executive Officer)	December 12, 2023

By:	/s/ Dale Van Voorhis
	Dale Van Voorhis	Chairman of the Board	December 12, 2023

By:	/s/ John Gannon
	John Gannon	Director	December 12, 2023

By:	/s/ Charles Kohnen
	Charles Kohnen	Director	December 12, 2023

By:	/s/ Jeffery Lococo
	Jeffery Lococo	Secretary and Director	December 12, 2023

By:	/s/ Rick Ruffolo
	Rick Ruffolo	Director	December 12, 2023

By:	/s/ Todd R. White	Chief Financial Officer and Director
	Todd R. White	(Principal Financial Officer)	December 12, 2023

ITEM 8

PARKS! AMERICA, INC. and SUBSIDIARIES

Board of Directors and Shareholders

Parks! America, Inc.

Report of Independent Registered Public Accounting Firm

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Parks! America, Inc. (the “Company”) as of October 1, 2023 and October 2, 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 1, 2023 and October 2, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We identified the Company’s recoverability analyses of long lived assets as a critical audit matter because of the operating losses at the Missouri and Texas parks and the significant judgments made by management to estimate the recoverability of these groups of assets. A higher degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.

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

Columbus, Ohio

December 12, 2023

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of October 1, 2023 and October 2, 2022

	October 1, 2023	October 2, 2022
ASSETS
Cash	$4,098,387	$5,472,036
Accounts receivable	36,172	4,405
Inventory	419,149	541,986
Prepaid expenses	558,678	170,782
Total current assets	5,112,386	6,189,209

Property and equipment, net	14,910,097	14,811,742
Intangible assets, net	52,331	79,565
Other assets	20,909	23,090
Total assets	$20,095,723	$21,103,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$79,352	$267,567
Other current liabilities	571,343	521,872
Current portion of long-term debt, net	767,675	732,779
Total current liabilities	1,418,370	1,522,218

Long-term debt, net	3,459,816	4,227,442
Deferred tax liability, net	232,329	-
Total liabilities	5,110,515	5,749,660

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value;
75,517,763 and 75,227,058 shares issued and outstanding, respectively	75,518	75,227
Capital in excess of par	5,102,471	4,987,762
Retained earnings	9,807,219	10,290,957
Total stockholders’ equity	14,985,208	15,353,946
Total liabilities and stockholders’ equity	$20,095,723	$21,103,606

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended October 1, 2023 and October 2, 2022

	For the year ended
	October 1, 2023	October 2, 2022
Park revenues	$9,274,565	$10,610,191
Sale of animals	165,683	131,226
Total revenues	9,440,248	10,741,417

Cost of sales	1,284,877	1,446,640
Selling, general and administrative	7,015,066	7,217,892
Depreciation and amortization	884,459	782,987
Tornado expenses and write-offs, net	368,955	-
Legal settlement	-	100,000
(Gain) loss on disposal of operating assets	317,146	(6,738)
Income (loss) from operations	(430,255)	1,200,636

Other income, net	80,230	91,276
Interest expense	(222,396)	(261,621)
Income (loss) before income taxes	(572,421)	1,030,291

Income tax expense (benefit)	(88,683)	302,800
Net income (loss)	$(483,738)	$727,491

Income (loss) per share - basic and diluted	$(0.01)	$0.01

Weighted average shares outstanding (in 000’s) - basic and diluted	75,365	75,186

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended October 1, 2023 and October 2, 2022

			Capital in
	Shares	Amount	Excess of Par	Treasury Stock	Retained Earnings	Total
Balance at October 3, 2021	75,124,087	$75,124	$4,934,212	$(3,250)	$9,563,466	$14,569,552
Issuance of common stock to Directors & Officer	102,971	103	56,800	-	-	56,903
Retirement of Treasury Stock			(3,250)	3,250		-
Net income for the year ended October 2, 2022	-	-	-	-	727,491	727,491
Balance at October 2, 2022	75,227,058	75,227	4,987,762	-	10,290,957	15,353,946
Issuance of common stock to Directors & Officer	290,705	291	114,709			115,000
Net loss for the year ended October 1, 2023	-	-	-	-	(483,738)	(483,738)
Balance at October 1, 2023	75,517,763	$75,518	$5,102,471	$-	$9,807,219	$14,985,208

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended October 1, 2023 and October 2, 2022

	For the year ended
	October 1, 2023	October 2, 2022
OPERATING ACTIVITIES:
Net (loss) income	$(483,738)	$727,491
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	884,459	782,987
Amortization of right of use asset	-	154,831
Interest expense - debt financing cost amortization	5,888	5,888
Interest expense - financing lease	-	6,032
Stock-based compensation	131,667	56,903
Deferred tax liability	232,329	-
Tornado asset write-offs	275,297	-
Loss (gain) loss on disposal of assets	317,146	(6,738)
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(31,767)	64
(Increase) decrease in inventory	122,837	(227,883)
(Increase) decrease in prepaid expenses	(387,896)	4,466
Increase (decrease) in accounts payable	(188,215)	46,153
Increase (decrease) in other current liabilities	49,471	(9,475)
Net cash provided by operating activities	927,478	1,540,719

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,557,844)	(1,839,391)
Investment in intangible assets	(5,466)	(32,500)
Proceeds from the disposition of property and equipment	800	15,053
Net cash used in investing activities	(1,562,510)	(1,856,838)

FINANCING ACTIVITIES:
Payments on 2020 Term Loan	(478,679)	(455,068)
Payments on 2021 Term Loan	(259,938)	(250,262)
Principal payments on finance lease obligation	-	(160,863)
Net cash used in financing activities	(738,617)	(866,193)

Net decrease in cash	(1,373,649)	(1,182,312)
Cash at beginning of period	5,472,036	6,654,348
Cash at end of period	$4,098,387	$5,472,036

Supplemental Cash Flow Information:
Cash paid for interest	$217,496	$257,009
Cash paid for income taxes	$125,000	$321,000

Supplemental Disclosure of Noncash Investing and Financing Activities:
Right of use asset obtained in exchange for finance lease liability	$-	$464,492

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2023

NOTE 1. ORGANIZATION

Parks! America, Inc. (“Parks!” or the “Company”) owns and operates through wholly owned subsidiaries three regional safari parks and is in the business of acquiring, developing and operating local and regional entertainment assets and attractions in the United States. The Company’s wholly owned subsidiaries are Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”), Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”), and Aggieland-Parks, Inc., a Texas corporation (“Aggieland Wild Animal – Texas”). Wild Animal – Georgia owns and operates the Wild Animal Safari park in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari park located in Strafford, Missouri (the “Missouri Park”). Aggieland Wild Animal – Texas owns and operates the Aggieland Wild Animal Safari park near Bryan/College Station, Texas (the “Texas Park”). The Company acquired the Georgia Park on June 13, 2005, the Missouri Park on March 5, 2008, and the Texas Park on April 27, 2020.

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

The Company’s Parks are open year round, but experience increased seasonal attendance, typically beginning in the latter half of March through early September. Combined third and fourth quarter park revenues were 60.4% and 62.1% of annual park revenues for the Company’s 2023 and 2022 fiscal years, respectively.

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2023 fiscal year, October 1 was the closest Sunday, and for the 2022 fiscal year, October 2 was the closest Sunday. This fiscal calendar aligns the Company’s fiscal periods closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins in the latter half of March through early September.

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2023

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

Accounts Receivable: The safari parks are primarily a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had accounts receivable of $36,172 and $4,405 as of October 1, 2023 and October 2, 2022, respectively.

Inventory: Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The gross profit method is used to determine the change in gift shop inventory for interim periods. Inventories are reviewed and reconciled annually because inventory levels turn over rapidly. The Company had inventory of $419,149 and $541,986 as of October 1, 2023 and October 2, 2022, respectively.

Prepaid Expenses: The Company prepays certain expenses primarily due to legal or contractual requirements. Prepaid expenses consist primarily of federal and state income taxes and insurance premiums. The Company had prepaid expenses of $558,678 and $170,782 as of October 1, 2023 and October 2, 2022, respectively.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	October 1, 2023	October 2, 2022	Depreciable Lives
Land	$6,389,470	$6,389,470	not applicable
Mineral rights	276,000	276,000	25 years
Ground improvements	2,941,958	2,797,694	7-25 years
Buildings and structures	3,812,223	3,922,106	10-39 years
Animal shelters and habitats	3,428,620	2,479,832	10-39 years
Park animals	1,279,080	1,247,777	5-25 years
Equipment - concession and related	509,078	464,988	3-15 years
Equipment and vehicles - yard and field	817,809	766,149	3-15 years
Vehicles - buses and rental	299,206	267,483	3-5 years
Rides and entertainment	172,154	106,247	5-7 years
Furniture and fixtures	27,160	28,694	5-10 years
Projects in process	212,248	808,526
Property and equipment, cost	20,165,006	19,554,966
Less accumulated depreciation	(5,254,909)	(4,743,224)
Property and equipment, net	$14,910,097	$14,811,742

Depreciation expense for the years ended October 1, 2023 and October 2, 2022 totaled $865,969 and $766,859, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2023

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets: Intangible assets consist primarily of a site master plan, website domains and tradename registrations, which are reported at cost and are being amortized over a period of three to ten years. Amortization expense for the years ended October 1, 2023 and October 2, 2022 totaled $18,490 and $16,128, respectively.

Impairment of Long-Lived Assets: The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered impaired, then impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.

Other Current Liabilities: The following is a breakdown of other current liabilities:

	October 1, 2023	October 2, 2022
Accrued wages and payroll taxes	$177,868	$122,265
Deferred revenue	143,511	193,912
Accrued sales taxes	46,718	49,123
Accrued property taxes	49,183	46,814
Other accrued liabilities	154,063	109,758
Other current liabilities	$571,343	$521,872

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

Deferred revenues from advance online admission tickets, season passes, and memberships were $143,511 and $193,912 as of October 1, 2023 and October 2, 2022, respectively, and are included within Other Current Liabilities in the accompanying consolidated balance sheets.

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

October 1, 2023

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising and Marketing Costs: The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended October 1, 2023 and October 2, 2022 totaled $1,084,376 and $1,238,618, respectively.

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

In October 2021, the Company entered a financing lease for certain property related to a Christmas Lights drive through display at its Missouri Park. Effective September 27, 2022, the Company terminated this financing lease, acquiring the leased property related to the Christmas Lights display for $85,000 in exchange for a mutual release of obligations under the lease agreement and recognized a lease termination gain of $2,011. Prior to termination of the lease, during the fiscal year ended October 1, 2023 the Company recognized right of use asset amortization and interest expense related to this lease of $154,831 and $6,032, respectively.

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

October 1, 2023

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

NOTE 3. TORNADO EXPENSES AND ASSET WRITE-OFFS

During March 26-27, 2023, the Company’s Georgia Park experienced extensive damage, caused by an EF-3 tornado and over nine inches of rain, resulting in more than 4,500 fallen trees and damage to many of the Park’s animal enclosures, fencing and other infrastructure. The Walkabout Adventure Zoo (“Walkabout”) portion of the property was particularly hard hit. The Georgia Park was closed for 20 days, including for most of its traditionally busy spring break period, which has historically comprised approximately 10%-15% of its annual revenue. The drive-through safari section of the Georgia Park reopened on April 15th. The Walkabout portion of the park has reopened in phases, with the first phase on May 6th and the second phase on July 2nd. Approximately one-quarter of the Walkabout remains closed.

For the year ended October 1, 2023, the Company incurred $780,941 of severe weather and tornado related expenses, primarily due to tree and other debris removal, repairing and replacing underground water pipes throughout the property, as well as general clean-up efforts. In addition, the Company recorded related asset write-offs of $275,297, primarily associated with damage to various animal exhibits, several buildings, fencing and other infrastructure. The Company has also made capital investments of $615,000 through October 1, 2023 related to severe weather and tornado damage rebuilding projects.

The Company has been working with its insurance providers regarding tornado damage related coverage and insurance proceeds totaling $687,283 have been received as of October 1, 2023, factoring in deductibles and co-insurance. The Company expects to receive additional insurance proceeds of up to $50,000. The Company continues to work with local, state, and federal agencies to explore options to assist with offsetting tornado related clean-up, repair and rebuilding costs.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2023

NOTE 4. LONG-TERM DEBT

On June 18, 2021, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2021 Refinancing”) with Synovus Bank (“Synovus”). The 2021 Refinancing included a term loan in the original principal amount of $1.95 million (the “2021 Term Loan”). The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was $1.38 million as of October 1, 2023.

On April 27, 2020, the Company, through its wholly owned subsidiary Aggieland-Parks, Inc., acquired Aggieland Wild Animal – Texas. The purchase price of $7.1 million was financed with a $5.0 million loan (the “2020 Term Loan”) from First Financial Bank, N.A. (“First Financial”), a seller note with a face value of $750,000 (the “Aggieland Seller Note”), and cash totaling $1.38 million. The 2020 Term Loan is secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, and required interest only monthly payments through April 2021. The 2020 Term Loan requires monthly payments of $53,213 beginning in May 2021. The Company paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the incremental proceeds of the 2021 Term Loan, combined with additional funds, to paydown $1.0 million against the 2020 Term Loan, which had an outstanding balance of $2.89 million as of October 1, 2023. The Company was in compliance with the liquidity covenant of the 2020 Term Loan as of October 2, 2022 and October 1, 2023. The Company was in compliance with the annual debt service coverage ratio covenant of the 2020 Term Loan for the year ended October 2, 2022. For the year ended October 1, 2023, the Company was not in compliance with the annual debt service coverage ratio covenant of the 2020 Term Loan, due to the lost revenues, as well as net expenses and write-offs driven by the March 2023 severe weather and tornado damage at its Georgia Park. The Company requested and First Financial granted a waiver of this violation for the year ended October 1, 2023.

Interest expense of $222,396 and $261,621 for the years ended October 1, 2023 and October 2, 2022, respectively, includes $5,888 of debt financing costs amortization in each period. Interest expense for the year ended October 2, 2022 also includes financial lease cost amortization of $6,032.

The following table represents the aggregate of the Company’s outstanding long-term debt:

	As of
	October 1, 2023	October 2, 2022
Loan principal outstanding	$4,271,521	$5,010,136
Less: unamortized debt financing costs	(44,030)	(49,915)
Gross long-term debt	4,227,491	4,960,221
Less current portion of long-term debt, net of unamortized costs and discount	(767,675)	(732,779)
Long-term debt	$3,459,816	$4,227,442

As of October 1, 2023, the scheduled future principal maturities, by fiscal year, are as follows:

2024	$773,561
2025	810,136
2026	848,472
2027	888,654
2028	850,954
thereafter	99,744
Total	$4,271,521

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2023

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

Officers, directors and their controlled entities own approximately 54.3% of the outstanding common stock of the Company as of October 1, 2023.

NOTE 6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Employment Agreements:

Effective November 14, 2022, the Company and Ms. Brady, entered into an employment agreement (the “Brady Employment Agreement”). Pursuant to the Brady Employment Agreement, Ms. Brady receives an initial base annual compensation in the amount of $175,000 per year, subject to annual review by the Board of Directors. Ms. Brady is entitled to receive an annual Performance Incentive of up to 25% of her base annual compensation, subject to performance milestones. Ms. Brady received a $50,000 award of shares of Company stock, which vested on February 14, 2023, after her first ninety days of employment. The number of shares of this award totaled 128,205 based on the $0.39 closing price of the Company’s stock on November 14, 2022. Ms. Brady is also scheduled to receive share awards of the Company’s common stock with a total value of $50,000, $60,000, $70,000 and $75,000 as of the last day of the Company’s fiscal year from its 2023 fiscal year through its 2026 fiscal year, respectively. The number of shares awarded is to be based on the average price of the Company’s stock on the date of the award. Each award will vest in one-third increments, with the first third vesting on the date of the award, the second third vesting on the first anniversary of the award and the final third vesting on the second anniversary of the award. The Company recorded an expense of $16,667 related to the one-third vesting of the 2023 fiscal year grant during the fiscal year ended October 1, 2023. The number of shares of the 2023 fiscal year award totaled 135,135 based on the $0.37 closing price of the Company’s stock on September 29, 2023, of which 45,045 vested as of that date. The Company anticipates issuing these shares prior to December 31, 2023. Ms. Brady also received a $5,000 sign-on bonus. The Brady Employment Agreement has a term of five years and entitles Ms. Brady to participate in any deferred compensation plan the Company may adopt during the term of her employment with the Company.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2023

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

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause ($258,333 in aggregate) or (ii) in the event of a change in control of the Company ($348,333 in aggregate), as well as disability and death payment provisions ($157,500 in aggregate). As of October 1, 2023, the Company has not adopted any deferred compensation plans.

NOTE 7. INCOME TAXES

For the year ended October 1, 2023, the Company reported a pre-tax loss of $572,421 and for the year ended October 2, 2022, the Company reported a pre-tax profit of $1.03 million. The Company’s provision for income taxes consists of the following:

	For the year ended
	October 1, 2023	October 2, 2022
Current
Federal	$(196,871)	$198,400
State	(124,141)	104,400
Total current	(321,012)	302,800

Deferred
Federal	68,106	-
State	164,223	-
Total deferred	232,329	-
Income tax expense (benefit)	$(88,683)	$302,800

A reconciliation of the federal corporate statutory income tax rate and the effective rate for the provisions for income taxes consists of the following:

	For the year ended
	October 1, 2023	October 2, 2022
Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	(5.5)	8.4
Non-deductible expenses	(0.4)	-
Other	0.4	-
Effective income tax rate	15.5%	29.4%

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2023

NOTE 7. INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss carryforwards for tax purposes. The components of Company’s deferred income tax assets and liabilities consist of the following as of October 1, 2023:

October 1, 2023
Deferred tax assets (liabilities)
Net operating loss carryforwards	$1,336,696
Accrued liabilities	5,109
Property and equipment	(1,457,959)
Intangibles assets	(6,879)
Valuation allowance	(109,296)
Net deferred tax liability	$(232,329)

GAAP requires a valuation allowance be recorded against a deferred tax asset if it is more likely than not that the tax benefit associated with the asset will not be realized in the future. As shown in the table above, the Company had a valuation allowance of $109,296 as of October 1, 2023. This valuation allowance is based on the Company’s State of Missouri net operating loss carryforwards totaling $3.46 million as of October 1, 2023, which expire in varying amounts from 2028 through 2042. Due to the Company’s history of losses in the State of Missouri, it has established a full valuation allowance against the related net operating loss carryforward asset as of October 1, 2023.

The Company also had net operating loss carryforwards available for federal and State of Georgia tax purposes of $4.09 million and $202,468, respectively, as of October 1, 2023. Each of these has an indefinite carryforward period; however, each is limited to offset 80% of taxable income any period applied.

The Company follows guidance issued by the FASB ASC 740 with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate its unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of October 1, 2023 or October 2, 2022.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is open to federal and state tax audits until the applicable statute of limitations expire; however, the Company currently has no federal or state income tax examinations underway. The tax years 2019 through 2022 remain open to examination by the major taxing jurisdictions in which the Company and its subsidiaries operate.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2023

NOTE 8. COMMITMENTS AND CONTINGENCIES

On December 16, 2022, the Company received notice that on August 10, 2022 a former employee of Aggieland Wild Animal – Texas, filed a Complaint in the 361st District Court of Brazos County, Texas (case no. 22-001839-CV-361), alleging the Company and Aggieland-Parks, Inc. committed several instances of employment discrimination. The Complaint seeks unspecified economic, compensatory and punitive damages, as well as attorney’s fees and costs. The Company is defending this claim.

On February 17, 2021, two children of James Meikle, the Company’s former Chief Operating Officer, filed a Complaint in the Eighth Judicial District Court, Clark County, Nevada (case no. A-21-829563-C), alleging the Company was obligated under Mr. Meikle’s Employment Agreement to purchase at least $540,000 of life insurance for Mr. Meikle, who passed away on November 28, 2018. The Complaint was seeking damages of $540,000, as well as interest and expenses. The trial date was set for August 15, 2022. Effective August 5, 2022, the Company agreed to pay the plaintiffs $100,000 to settle this Compliant and obtain a full release for any related complaints. The release was obtained, and the full payment was made prior to October 2, 2022.

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

The following tables present financial information regarding each of the Company’s reportable segments:

	For the year ended
	October 1, 2023	October 2, 2022
Total revenues:
Georgia	$5,873,526	$7,086,232
Missouri	1,692,765	1,691,602
Texas	1,873,957	1,963,583
Consolidated	$9,440,248	$10,741,417

Income (loss) before income taxes:
Georgia	$1,511,142	$2,895,820
Missouri	(18,153)	(344,404)
Texas	(353,982)	(254,834)
Segment total	1,139,007	2,296,582
Corporate	(1,200,307)	(995,946)
Tornado expenses and write-offs, net	368,955	-
Legal settlement	-	100,000
Other income, net	80,230	91,276
Interest expense	(222,396)	(261,621)
Consolidated	$(572,421)	$1,030,291

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2023

NOTE 9. BUSINESS SEGMENTS (CONTINUED)

	For the year ended
	October 1, 2023	October 2, 2022
Depreciation and amortization:
Georgia	$324,252	$289,961
Missouri	275,533	253,182
Texas	283,020	238,744
Corporate	1,654	1,100
Consolidated	$884,459	$782,987

Capital expenditures
Georgia	$1,208,762	$695,285
Missouri	134,987	601,842
Texas	214,095	542,264
Consolidated	$1,557,844	$1,839,391

	As of
	October 1, 2023	October 2, 2022
Total assets:
Georgia	$8,519,619	$9,402,877
Missouri	3,335,794	3,468,730
Texas	7,698,400	8,074,421
Corporate	541,910	157,578
Consolidated	$20,095,723	$21,103,606

NOTE 10. FAIR VALUE MEASUREMENTS

As of October 1, 2023 and October 2, 2022, the fair value of our long-term debt was $3.83 million and $4.61 million, respectively. The measurement of the fair value of long-term debt is based upon inquiries of the financial institutions holding the respective loans and is considered a Level 2 fair value measurement.

The respective carrying values of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

NOTE 11. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to October 1, 2023 to the date these financial statements were issued and has determined that no material subsequent events have occurred from the date of these consolidated financial statements.

