Form 10-Q
period 2023-12-31
PARKS AMERICA, INC
filed 2024-02-13
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 10, 2024, the issuer had 75,726,851 outstanding shares of Common Stock.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PRKA	OTCPink

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2023 (UNAUDITED) and October 1, 2023

	December 31, 2023	October 1, 2023
ASSETS
Cash and cash equivalents	$2,595,974	$4,098,387
Short-term investments	1,010,040	-
Accounts receivable	13,938	36,172
Inventory	431,546	419,149
Prepaid expenses	626,176	558,678
Total current assets	4,677,674	5,112,386

Property and equipment, net	14,900,272	14,910,097
Intangible assets, net	41,203	52,331
Other assets	20,909	20,909
Total assets	$19,640,058	$20,095,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$131,056	$79,352
Other current liabilities	558,510	571,343
Current portion of long-term debt, net	773,383	767,675
Total current liabilities	1,462,949	1,418,370

Long-term debt, net	3,262,159	3,459,816
Deferred tax liability, net	232,329	232,329
Total liabilities	4,957,437	5,110,515

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 75,726,851 and 75,517,763 shares issued and outstanding, respectively	75,727	75,518
Capital in excess of par	5,168,930	5,102,471
Retained earnings	9,437,964	9,807,219
Total stockholders’ equity	14,682,621	14,985,208
Total liabilities and stockholders’ equity	$19,640,058	$20,095,723

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended December 31, 2023 and January 1, 2023

	For the three months ended
	December 31, 2023	January 1, 2023
Park revenues	$1,809,234	$1,817,579
Sale of animals	88,391	43,800
Total revenues	1,897,625	1,861,379

Cost of sales	295,934	272,620
Selling, general and administrative	1,822,968	1,526,012
Depreciation and amortization	223,203	217,184
(Gain) loss on asset disposals, net	14,417	-
Loss from operations	(458,897)	(154,437)

Other income, net	35,887	29,613
Interest expense	(51,445)	(58,736)
Loss before income taxes	(474,455)	(183,560)

Income tax benefit	(105,200)	(30,600)
Net loss	$(369,255)	$(152,960)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding (in 000’s) - basic and diluted	75,579	75,227

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended December 31, 2023 and January 1, 2023

			Capital in	Retained
	Shares	Amount	Excess of Par	Earnings	Total
Balance at October 1, 2023	75,517,763	$75,518	$5,102,471	$9,807,219	$14,985,208
Issuance of common stock to Directors	209,088	209	57,290		57,499
Stock-based compensation			9,169		9,169
Net loss for the three months ended December 31, 2023	-	-	-	(369,255)	(369,255)
Balance at December 31, 2023	75,726,851	$75,727	$5,168,930	$9,437,964	$14,682,621

			Capital in	Retained
	Shares	Amount	Excess of Par	Earnings	Total
Balance at October 2, 2022	75,227,058	$75,227	4,987,762	$10,290,957	$15,353,946
Net loss for the three months ended January 1, 2023	-	-	-	(152,960)	(152,960)
Balance at January 1, 2023	75,227,058	$75,227	$4,987,762	$10,137,997	$15,200,986

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended December 31, 2023 and January 1, 2023

	For the three months ended
	December 31, 2023	January 1, 2023
OPERATING ACTIVITIES:
Net loss	$(369,255)	$(152,960)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	223,203	217,184
Interest expense - debt financing cost amortization	2,722	1,472
Stock-based compensation	66,668	-
Loss (gain) loss on asset disposals	14,417	-
Changes in assets and liabilities
(Increase) decrease in accounts receivable	22,234	1,070
(Increase) decrease in inventory	(12,397)	(161)
(Increase) decrease in prepaid expenses	(67,498)	(87,202)
Increase (decrease) in accounts payable	51,704	(191,906)
Increase (decrease) in other current liabilities	(12,833)	(168,717)
Net cash used in operating activities	(81,035)	(381,220)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(230,166)	(181,741)
Investment in intangible assets	-	(5,466)
Proceeds from the disposition of property and equipment	13,998	-
Net cash used in investing activities	(216,168)	(187,207)

FINANCING ACTIVITIES:
Payments on 2020 Term Loan	(123,597)	(117,517)
Payments on 2021 Term Loan	(66,573)	(64,104)
Line-of-credit fees	(5,000)	-
Net cash used in financing activities	(195,170)	(181,621)

Net decrease in cash	(492,373)	(750,048)
Cash at beginning of period	4,098,387	5,472,036
Cash at end of period	$3,606,014	$4,721,988

Supplemental Cash Flow Information:
Cash paid for interest	$48,906	$57,073
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2023

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. Interim results are not necessarily indicative of the results for a full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2023.

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2024 fiscal year, September 29 will be the closest Sunday, and for the 2023 fiscal year, October 1 was the closest Sunday. This fiscal calendar aligns the Company’s fiscal periods closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins in the latter half of March through early September.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2023

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial and Concentrations Risk: The Company does not have any significant concentrations.

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

As of December 31, 2023 and October 1, 2023, the fair value of our long-term debt was $3.68 million and $3.83 million, respectively. The measurement of the fair value of long-term debt is based upon inquiries of the financial institutions holding the respective loans and is considered a Level 2 fair value measurement. The respective carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

Cash and Cash Equivalents: The Company maintains its cash and cash equivalents with high credit quality financial institutions. The Company considers all highly liquid financial instruments with maturities of three months or less to be cash equivalents. The Company maintains cash and cash equivalent in deposit accounts which may at times exceed federally insured limits. As of December 31, 2023 and October 1, 2023, cash and cash equivalents consisted of cash on deposit and a money market account.

Short-term Investments: The Company periodically invests in certificates of deposit and classifies its certificates of deposit as cash and cash equivalents or short-term investments and reassesses the appropriateness of the classification of its investments at the end of each reporting period. Certificates of deposit held for investment with an original maturity date greater than three months are carried at amortized cost and reported as short-term investments on the consolidated balance sheets. As of December 31, 2023, the Company had $1.01 million in three certificates of deposit, including accrued interest, all classified as short-term investments. Two of these certificates of deposit secured lines of credit, as detailed in “Note 5: LINES OF CREDIT”. The Company did not have any certificates of deposit as of October 1, 2023.

Accounts Receivable: The Company’s safari parks are principally a payment upfront business; therefore, the Company generally carries limited accounts receivable. The Company had $13,938 and $36,172 of accounts receivable as of December 31, 2023 and October 1, 2023, respectively.

Inventory: Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. The gross profit method is used to determine the change in gift shop inventory for interim periods. Inventories are reviewed and reconciled annually because inventory levels turn over rapidly. The Company had inventory of $431,546 and $419,149 as of December 31, 2023 and October 1, 2023, respectively.

Prepaid Expenses: The Company prepays certain expenses primarily due to legal or contractual requirements. The following is a breakdown of prepaid expenses:

	December 31, 2023	October 1, 2023
Prepaid income taxes	$374,347	$459,957
Prepaid insurance	250,296	86,921
Other prepaid expenses	1,533	11,800
Total prepaid expenses	$626,176	$558,678

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2023

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	December 31, 2023	October 1, 2023	Depreciable Lives
Land	$6,389,470	$6,389,470	not applicable
Mineral rights	276,000	276,000	25 years
Ground improvements	2,941,958	2,941,958	7-25 years
Buildings and structures	3,812,223	3,812,223	10-39 years
Animal shelters and habitats	3,498,692	3,428,620	10-39 years
Park animals	1,291,580	1,279,080	5-25 years
Equipment - concession and related	524,828	509,078	3-15 years
Equipment and vehicles - yard and field	780,707	817,809	3-15 years
Vehicles - buses and rental	299,206	299,206	3-5 years
Rides and entertainment	172,154	172,154	5-7 years
Furniture and fixtures	27,160	27,160	5-10 years
Projects in process	314,638	212,248
Property and equipment, cost	20,328,616	20,165,006
Less accumulated depreciation	(5,428,344)	(5,254,909)
Property and equipment, net	$14,900,272	$14,910,097

Depreciation expense for the three months ended December 31, 2023 and January 1, 2023 totaled $220,200 and $212,700, respectively.

Intangible Assets: Intangible assets consist primarily of a site master plan, website domains and tradename registrations, which are reported at cost and are being amortized over a period of three to ten years. Amortization expense for the three months ended December 31, 2023 and January 1, 2023 totaled $3,003 and $4,484, respectively.

Impairment of Long-Lived Assets: The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered impaired, then impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.

Other Current Liabilities: The following is a breakdown of other current liabilities:

	December 31, 2023	October 1, 2023
Deferred revenue	$173,557	$143,511
Accrued professional fees	145,232	59,638
Accrued compensation	92,119	177,868
Accrued sales taxes	35,458	46,718
Accrued property taxes	16,985	49,183
Other accrued liabilities	95,159	94,425
Other current liabilities	$558,510	$571,343

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2023

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

Deferred revenues from advance online admission tickets, and season passes and memberships were $173,557 and $143,511 as of December 31, 2023 and October 1, 2023, respectively, and is included within Other Current Liabilities in the accompanying consolidated balance sheets.

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

Advertising and Marketing Costs: The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the three months ended December 31, 2023 and January 1, 2023 totaled $241,826 and $205,435, respectively.

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

December 31, 2023

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

The Company follows the guidance in FASB ASC 740 with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of December 31, 2023 or October 1, 2023.

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

Recent Accounting Pronouncements:

Credit Losses – Financial Instruments

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which significantly changes how entities measure credit losses for most financial assets, including accounts receivable and held-to-maturity marketable securities, replacing the “incurred loss” model with an “expected loss” model under which allowances are based on expected rather than incurred losses. ASU No. 2016-13 became for the Company in the three months ended December 31, 2023. The adoption of ASU No. 2016-13 had an immaterial impact on the Company.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2023

NOTE 3. TORNADO EXPENSES AND ASSET WRITE-OFFS (CONTINUED)

For the year ended October 1, 2023, the Company incurred $780,941 of severe weather and tornado related expenses, primarily due to tree and other debris removal, repairing and replacing underground water pipes throughout the property, as well as general clean-up efforts. In addition, the Company recorded related asset write-offs of $275,297, primarily associated with damage to various animal exhibits, several buildings, fencing and other infrastructure. No severe weather and tornado related expenses were recorded during the three months ended December 31, 2023 and January 1, 2023, respectively.

The Company has also made capital investments of $615,000 through October 1, 2023 related to severe weather and tornado damage rebuilding projects. Approximately $31,500 of capital investments during the three months ended December 31, 2023 are associated with ongoing severe weather and tornado damage rebuilding projects.

The Company has been working with its insurance providers regarding tornado damage related coverage and insurance proceeds totaling $687,283 were received through October 1, 2023, factoring in deductibles and co-insurance. The Company expects to receive additional insurance proceeds of up to $50,000. The Company continues to work with local, state, and federal agencies to explore options to assist with offsetting tornado related clean-up, repair and rebuilding costs.

NOTE 4. LONG-TERM DEBT

On June 18, 2021, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2021 Refinancing”) with Synovus Bank (“Synovus”). The 2021 Refinancing included a term loan in the original principal amount of $1.95 million (the “2021 Term Loan”). The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was $1.31 million as of December 31, 2023.

On April 27, 2020, the Company, through its wholly owned subsidiary Aggieland-Parks, Inc., acquired Aggieland Wild Animal – Texas. The purchase price of $7.1 million was financed with a $5.0 million loan (the “2020 Term Loan”) from First Financial Bank, N.A. (“First Financial”), a seller note with a face value of $750,000 (the “Aggieland Seller Note”), and cash totaling $1.38 million. The 2020 Term Loan is secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, and required interest only monthly payments through April 2021. The 2020 Term Loan requires monthly payments of $53,213 beginning in May 2021. The Company paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the $903,222 of incremental proceeds of the 2021 Term Loan, combined with additional funds, to paydown $1.0 million against the 2020 Term Loan, which had an outstanding balance of $2.77 million as of December 31, 2023. The Company was in compliance with the liquidity covenant of the 2020 Term Loan as of October 1, 2023. For the year ended October 1, 2023, the Company was not in compliance with the annual debt service coverage ratio covenant of the 2020 Term Loan, due to the lost revenues, as well as net expenses and write-offs driven by the March 2023 severe weather and tornado damage at its Georgia Park. The Company requested and First Financial granted a waiver of this violation for the year ended October 1, 2023.

Interest expense of $51,445 and $58,736 for the three month periods ended December 31, 2023 and January 1, 2023, respectively, includes $1,472 and $1,472 of debt closing costs amortization, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2023

NOTE 4. LONG-TERM DEBT (CONTINUED)

The following table represents the aggregate of the Company’s outstanding long-term debt:

	As of
	December 31, 2023	October 1, 2023
Loan principal outstanding	$4,081,349	$4,271,521
Less: unamortized debt financing costs	(45,807)	(44,030)
Gross long-term debt	4,035,542	4,227,491
Less current portion of long-term debt, net of unamortized costs	(773,383)	(767,675)
Long-term debt	$3,262,159	$3,459,816

As of December 31, 2023, the scheduled future principal maturities of the Company’s long-term debt by fiscal year are as follows:

2024	$624,888
2025	810,136
2026	848,472
2027	888,654
2028	850,959
thereafter	58,240
Total	$4,081,349

NOTE 5. LINES OF CREDIT

On October 19, 2023, the Company, through its wholly owned subsidiary Aggieland Wild Animal – Texas, entered a line of credit of up to $350,000 with First Financial (the “2023 First Financial LOC”). The 2023 First Financial LOC is scheduled to mature on October 11, 2024 and carries an interest rate of 5.6% on any portion utilized. The 2023 First Financial LOC is secured by a $350,000 certificate of deposit issued by First Financial, which also matures on October 11, 2024 and pays the Company an effective interest rate of 3.6%. The Company paid a $500 origination fee for the 2023 First Financial LOC.

On October 24, 2023, the Company, through its wholly owned subsidiary Wild Animal – Georgia, entered a line of credit of up to $450,000 with Synovus (the “2023 Synovus LOC”). The 2023 Synovus LOC is scheduled to mature on October 24, 2024 and carries an interest rate of 7.75% on any portion utilized. The 2023 Synovus LOC is secured by a $450,000 certificate of deposit issued by Synovus, which matures on November 13, 2024 and pays the Company an effective interest rate of 5.25%. The Company paid a $4,500 origination fee for the 2023 First Financial LOC.

As of December 31, 2023, the Company had not made any borrowings against either of these lines of credit.

Interest expense for the three month periods ended December 31, 2023 and January 1, 2023, includes $1,250 and $0 of line of credit fee amortization, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2023

NOTE 6. STOCKHOLDERS’ EQUITY

Shares of common stock issued for service to the Company are valued based on market price on the date of the award.

On December 4, 2023, the Company declared its annual compensation award to seven directors for their service on the Board of Directors. Seven directors were awarded $10,000 each and three directors received a total of $10,000 for serving as committee chairpersons and as a non-employee officer, with such compensation to be paid all in shares of the Company’s common stock, all in cash or a combination thereof, at each director’s election. Five directors elected to receive all shares and two directors elected all cash. Based on the closing stock price of $0.275 per share on December 4, 2023, a total of 209,088 shares were issued on February 2, 2024. The total compensation award cost of $79,999 was reported as an expense in the three month period ended December 31, 2023, comprised of $57,499 in stock-based compensation and $22,500 of cash payments.

On February 2, 2023, the Company declared its annual compensation award to seven directors for their service on the Board of Directors. Seven directors were awarded $10,000 each and three directors received a total of $10,000 for serving as committee chairpersons and as a non-employee officer, with such compensation to be paid all in shares of the Company’s common stock, all in cash or a combination thereof, at each director’s election. Five directors elected to receive all shares, one director elected to receive 60% in shares and 40% in cash, and one director elected all cash. Based on the closing stock price of $0.40 per share on February 2, 2023, a total of 162,500 shares were issued on March 9, 2023. The total compensation award cost of $80,000 was reported as an expense in the three month period ended April 2, 2023, comprised of $65,000 in stock-based compensation and $15,000 of cash payments.

Effective February 14, 2023, Lisa Brady the Company’s President and Chief Executive Officer vested in 128,205 shares of the Company’s common stock, in accordance with the terms of her employment agreement. The Company recorded compensation award cost of $50,000 in the three month period ended April 2, 2023 and the shares were issued on May 23, 2023.

Officers, directors and their controlled entities own approximately 33.4% of the outstanding common stock of the Company as of December 31, 2023.

NOTE 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Employment Agreements:

Effective November 14, 2022, the Company and Ms. Brady, entered into an employment agreement (the “Brady Employment Agreement”). Pursuant to the Brady Employment Agreement, Ms. Brady receives an initial base annual compensation in the amount of $175,000 per year, subject to annual review by the Board of Directors. Ms. Brady is entitled to receive an annual Performance Incentive of up to 25% of her base annual compensation, subject to performance milestones. Ms. Brady received a $50,000 award of shares of Company stock, which vested on February 14, 2023, after her first ninety days of employment. The number of shares of this award totaled 128,205 based on the $0.39 closing price of the Company’s stock on November 14, 2022. Ms. Brady is also scheduled to receive share awards of the Company’s common stock with a total value of $50,000, $60,000, $70,000 and $75,000 as of the last day of the Company’s fiscal year from its 2023 fiscal year through its 2026 fiscal year, respectively. The number of shares awarded is to be based on the average price of the Company’s stock on the date of the award. Each award will vest in one-third increments, with the first third vesting on the date of the award, the second third vesting on the first anniversary of the award and the final third vesting on the second anniversary of the award. The number of shares of the 2023 fiscal year award totaled 135,135 based on the $0.37 closing price of the Company’s stock on September 29, 2023, of which 45,045 vested as of that date. Ms. Brady also received a $5,000 sign-on bonus. The Brady Employment Agreement has a term of five years and entitles Ms. Brady to participate in any deferred compensation plan the Company may adopt during the term of her employment with the Company. For the three month periods ended December 31, 2023 and January 1, 2023, the Company recorded stock-based compensation of $9,169 and $0, respectively, related to the Brady Employment Agreement.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2023

NOTE 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

Effective June 1, 2022, the Company and Dale Van Voorhis, the Company’s Chairman of the Board, entered into an employment agreement (the “2022 Van Voorhis Employment Agreement”). Mr. Van Voorhis has been part of the Company’s executive management since 2009, and served as the Company’s Interim CEO from June 1, 2022 until Ms. Brady was hired in November 2022. Mr. Van Voorhis served as Special Advisor to the CEO from November 2022 through May 31, 2023. Pursuant to the 2022 Van Voorhis Employment Agreement, Mr. Van Voorhis received annual compensation in the amount of $100,000 from June 1, 2022 through May 31, 2023 and annual compensation of $50,000 from June 1, 2023 until May 31, 2024. Effective February 7, 2024, the Company’s Board of Directors terminated the 2022 Van Voorhis Employment Agreement pursuant to its terms and removed Mr. Van Voorhis as the Company’s Chairman of the Board, Additionally, Mr. Van Voorhis was removed from the Company’s Strategic Growth and Audit Committees. Mr. Van Voorhis will continue to serve as a member of the Company’s Board of Directors.

Effective as of January 1, 2024, the Company and Todd R. White, the Company’s Chief Financial Officer, entered into an employment agreement (the “2024 White Employment Agreement”). Pursuant to the 2024 White Employment Agreement, Mr. White receives an initial base annual compensation in the amount of $90,000 per year, which will increase to $95,000 effective March 1, 2024, subject to annual review by the Board of Directors. The 2024 White Employment Agreement has a term of two years and entitles Mr. White to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause ($245,833 in aggregate) or (ii) in the event of a change in control of the Company ($335,833 in aggregate), as well as disability and death payment provisions ($157,500 in aggregate). As of December 31, 2023, the Company has not adopted any deferred compensation plans.

NOTE 8. INCOME TAXES

For the three month period ended December 31, 2023, the Company reported a pre-tax loss of $474,455 and recorded an income tax benefit of $105,200, comprised of a federal benefit of $97,500 and a net state benefit of $7,700. For the three month period ended January 1, 2023, the Company reported income pre-tax loss of $183,560, and recorded a tax benefit of $30,600, comprised of a federal benefit of $40,400 and a state expense of $9,800.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2023

NOTE 10. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measure used to allocate resources are Park earnings before interest, taxes, depreciation and amortization expenses.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended
	December 31, 2023	January 1, 2023
Total revenues:
Georgia	$1,240,010	$1,339,141
Missouri	241,721	219,765
Texas	415,894	302,473
Consolidated	$1,897,625	$1,861,379

Income (loss) before income taxes:
Georgia	$365,842	$467,607
Missouri	(106,768)	(91,469)
Texas	(36,025)	(89,964)
Segment EBITDA	223,049	286,174
Corporate	(444,326)	(223,427)
Depreciation and amortization	223,203	217,184
(Gain) loss on asset disposals, net	14,417	-
Other income, net	35,887	29,613
Interest expense	(51,445)	(58,736)
Consolidated	$(474,455)	$(183,560)

	As of
	December 31, 2023	October 1, 2023
Total assets:
Georgia	$7,801,055	$8,519,619
Missouri	3,172,304	3,335,794
Texas	8,078,510	7,698,400
Corporate	588,189	541,910
Consolidated	$19,640,058	$20,095,723

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2023

NOTE 11. SPECIAL MEETING OF SHAREHOLDERS AND CONTESTED PROXY

On December 22, 2023, Focused Compounding Fund, LP (together with the participants in its solicitation, “Focused Compounding”) submitted documents to the Company purporting to provide qualifying notice (the “Purported Notice”) as to a demand that the Company hold a special meeting of stockholders (if held, including any adjournment, postponement or rescheduling thereof, the “Special Meeting”). Pursuant to the Purported Notice, the Special Meeting would be held for the purpose of asking stockholders to consider and vote upon a number of proposals, including a proposal for the removal of all directors currently serving on our Board and a proposal for the election of a new Board comprised entirely of Focused Compounding’s slate of three candidates. The Special Meeting is currently scheduled to be held on February 26, 2024. Stockholders of record at the close of business on February 8, 2024 are entitled to notice of and to vote at the Special Meeting.

In addition, the Company’s Board of Directors has called an annual meeting of stockholders to be held on June 6, 2024 (the “2024 Annual Meeting”). At the 2024 Annual Meeting, stockholders will have an opportunity to, among other things, vote on the election of directors to the Board. Stockholders who wish to present a proposal for inclusion in the Company’s proxy statement for the 2024 Annual Meeting must ensure that the proposal is received by the Secretary of the Company at its principal executive offices at 1300 Oak Grove Road, Pine Mountain, Georgia 31822 no later than February 25, 2024, which the Company has determined is a reasonable time before the Company begins to print and send its proxy materials in connection with the 2024 Annual Meeting. Such stockholder proposals must comply with the proxy rules relating to stockholder proposals, in particular Rule 14a-8 under the Exchange Act, in order to be eligible for inclusion in the Company’s proxy statement for the 2024 Annual Meeting. On January 26, 2024, the Company received purported notice from Focused Compounding stating its intention to nominate four candidates for election as directors at the 2024 Annual Meeting.

NOTE 12. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2023 to the date these financial statements were issued and has determined, except for matters disclosed in “NOTE 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES” and “NOTE 11. SPECIAL MEETING OF SHAREHOLDERS AND CONTESTED PROXY” no material subsequent events have occurred from the date of these unaudited consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying unaudited consolidated financial statements and provides additional information on the our businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our Annual Report on Form 10-K for the fiscal year ended October 1, 2023.

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

Special Meeting of Shareholders and Contested Proxy

On December 22, 2023, Focused Compounding Fund, LP (together with the participants in its solicitation, “Focused Compounding”) submitted documents to us purporting to provide qualifying notice (the “Purported Notice”) as to a demand that we hold a special meeting of stockholders (if held, including any adjournment, postponement or rescheduling thereof, the “Special Meeting”). Pursuant to the Purported Notice, the Special Meeting would be held for the purpose of asking stockholders to consider and vote upon a number of proposals, including a proposal for the removal of all directors currently serving on our Board and a proposal for the election of a new Board comprised entirely of Focused Compounding’s slate of three candidates. The Special Meeting is currently scheduled to be held on February 26, 2024. Stockholders of record at the close of business on February 8, 2024 are entitled to notice of and to vote at the Special Meeting.

In addition, our Board has called an annual meeting of stockholders to be held on June 6, 2024 (the “2024 Annual Meeting”). At the 2024 Annual Meeting, stockholders will have an opportunity to, among other things, vote on the election of directors to the Board. Stockholders who wish to present a proposal for inclusion in the Company’s proxy statement for the 2024 Annual Meeting must ensure that the proposal is received by the Secretary of the Company at its principal executive offices at 1300 Oak Grove Road, Pine Mountain, Georgia 31822 no later than February 25, 2024, which we have determined is a reasonable time before the Company begins to print and send its proxy materials in connection with the 2024 Annual Meeting. Such stockholder proposals must comply with the proxy rules relating to stockholder proposals, in particular Rule 14a-8 under the Exchange Act, in order to be eligible for inclusion in the Company’s proxy statement for the 2024 Annual Meeting. On January 26, 2024, we received purported notice from Focused Compounding stating its intention to nominate four candidates for election as directors at the 2024 Annual Meeting.

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

We manage our operations on an individual location basis. Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision-making. The primary performance measure used to allocate resources are Park earnings before interest, taxes, depreciation and amortization expenses. We use this measure of operating profit to gauge segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each segment.

Results of Operations for the Three Month Period Ended December 31, 2023 as Compared to Three Month Period Ended January 1, 2023

The following table shows our consolidated and segment operating results for the three month periods ended December 31, 2023 and January 1, 2023:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023
Total revenues	$1,240,010	$1,339,141	$241,721	$219,765	$415,894	$302,473	$1,897,625	$1,861,379
Segment income (loss) from operations	365,842	467,607	(106,768)	(91,469)	(36,025)	(89,964)	223,049	286,174
Segment operating margin %	29.5%	34.9%	-44.2%	-41.6%	-8.7%	-29.7%	11.8%	15.4%

Corporate expenses							(444,326)	(223,427)
Depreciation and amortization							223,203	217,184
(Gain) loss on asset disposals, net							14,417	-
Other income, net							35,887	29,613
Interest expense							(51,445)	(58,736)
Loss before income taxes							$(474,455)	$(183,560)

Total Net Sales

Our total revenues for the three month period ended December 31, 2023 were $1.90 million, an increase of $36,246, compared to the three month period ended January 1, 2023. Our combined park revenues were $1.81 million, a decrease of $8,345 or 0.5%, while animal sales were $88,391, an increase of $44,591.

Georgia park revenues were $1.22 million, a decrease of $79,170 or 6.1%, while animal sales were $23,839, a decrease of $19,961. Missouri park revenues increased by $4,506 or 2.1%, to $224,271, while animal sales increased by $17,450. Texas park revenues increased by $66,319 or 21.9%, to $368,792, while animal sales increased by $47,102.

For the three month period ended December 31, 2023, paid attendance at our Texas and Missouri Parks increased by approximately 29.0% and 18.1%, while attendance at our Georgia Park was flat. Our Texas and Missouri Parks benefited from the transition to a new ad agency, with an increased focus on digital marketing, in addition to favorable year-over-year weather. Our Georgia Park was negatively impacted by unfavorable weather, particularly during several key weekend and holiday periods. We are encouraged by the consumer response to our holiday annual membership promotion which drove a more than 9-fold increase in associated sales compared to the first quarter of 2023. Annual membership park revenues are recognized ratably over the 12-month period applicable to the pass.

Segment Operating Margin

Our segment income from operations was $223,049 for the three month period ended December 31, 2023, a decrease of $63,125, compared to a segment income from operations of $286,174 for the three month period ended January 1, 2023. Our Georgia Park generated segment operating income of $365,842, a decrease of $101,765, primarily attributable lower park revenues, lower animal sales and higher general operating expenses, partially offset by lower compensation and advertising expenses. Our Missouri Park generated a segment operating loss of $106,768, an increase of $15,299, primarily attributable to higher animal feed and advertising expenses, partially offset by higher animal sales and park revenues. Our Texas Park generated a segment operating loss of $36,025, a decrease of $53,939, as higher park revenues and animal sales, were partially offset by higher advertising and animal feed costs.

Corporate Expenses

Corporate expenses increased by $220,899 to $444,326 during the three month period ended December 31, 2023, primarily due to higher professional fees driven by the activist investor matter that emerged in the latter half of December 2023, the timing of Directors fees, which were declared in the three month ended April 2, 2023, partially offset by lower compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three month period ended December 31, 2023 increased by $6,019, to $223,203, primarily attributable to higher depreciation expense for our Georgia and Texas Parks, partially offset by lower depreciation expense for our Missouri Park.

(Gain) Loss on Asset Disposals, Net

Our net loss on asset disposals for the three month period ended December 31, 2023 was $14,417, primarily attributable to animal deaths prior to the end of their estimated life expectancy.

Other Income, Net

Other income, net for the three month period ended December 31, 2023 increased by $6,274, to $35,887, attributable to higher interest income, partially offset by lower mineral rights royalty income from our Texas Park property.

Interest Expense

Interest expense for the three month period ended December 31, 2023 decreased by $7,291, to $51,445, primarily attributable to a reduction in term loan interest.

Income Taxes

For the three month period ended December 31, 2023, we reported a pre-tax loss of $474,455. Based on a year-to-date blend of federal and State of Georgia pre-tax losses, we recorded an income tax benefit of $105,200 for the three month period ended December 31, 2023.

Net Income (Loss) and Income (Loss) Per Share

For the three month period ended December 31, 2023, we reported a net loss of $369,255 or $0.00 per basic share and per fully diluted share, compared to a net loss of $152,960 or $0.00 per basic share and per fully diluted share, for the three month period ended January 1, 2023, resulting in an increase of $216,295. This increase is primarily attributable to a $220,899 increase in Corporate expenses, a $101,765 decrease in segment income for our Georgia Park, a $15,299 increase in the segment loss for our Missouri Park, and a $20,436 combined increase in depreciation and amortization expense and loss on asset disposals, partially offset by a $53,939 reduction in the segment loss for our Texas Park, a $6,274 increase in other income, a $7,291 decrease in interest expense and a $74,600 increase in our seasonal income tax benefit.

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

In October 2023, we established two 12-month lines of credit totaling $800,000, primarily to provide seasonal borrowing capacity for our 2024 fiscal year, each secured by a certificate of deposit. As a result of our improved cash position, during our 2023 fiscal year we did not utilize any seasonal borrowing, nor have we used any seasonal borrowing during our 2024 fiscal year through the date of this report.

Our working capital was $3.21 million as of December 31, 2023, compared to $3.69 million as of October 1, 2023. The decrease in working capital primarily reflects cash used for capital investments, scheduled term loan payments and net cash used in operating activities during the three month period ended December 31, 2023.

Total loan debt, including current maturities, as of December 31, 2023 was $4.04 million compared to $4.23 million as of October 1, 2023. The decrease in total loan debt is the result of scheduled term loan payments during the three month period ended December 31, 2023.

As of December 31, 2023, we had equity of $14.68 million and total loan debt of $4.04 million, resulting in a debt to equity ratio of 0.27 to 1.0, compared to 0.28 to 1.0 as of October 1, 2023.

Operating Activities

Net cash used in operating activities was $81,035 for the three month period ended December 31, 2023, compared to $381,220 for the three month period ended January 1, 2023, resulting in a net decrease of $300,185, as our higher net loss was more than offset by lower cash used for working capital.

Investing Activities

Net cash used in investing activities was $216,168 for the three month period ended December 31, 2023, compared to $187,207 for the three month period ended January 1, 2023, resulting in an increase of $28,961. Our capital spending for the three month period ended December 31, 2023 was $230,166, compared to $181,741 for the three month period ended January 1, 2023.

Financing Activities

Net cash used in financing activities was $195,170 for the three month period ended December 31, 2023, compared to $181,621 for the three month period ended January 1, 2023, resulting in an increase of $13,549.

Subsequent Events

See in “NOTE 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES” and “NOTE 11. SPECIAL MEETING OF SHAREHOLDERS AND CONTESTED PROXY” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Quarterly Report. Our significant accounting policies are set forth in “NOTE 2. SIGNIFICANT ACCOUNTING POLICIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report, which should be reviewed as they are integral to understanding results of operations and financial position. The Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended October 1, 2023 includes additional information about us, and our operations, financial condition, critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should read the MD&A together with our unaudited consolidated financial statements and related notes, each included elsewhere in this Quarterly Report, in conjunction with the Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended October 1, 2023. Some of the information contained in the MD&A or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

Risk Factors Relating to Our Business:

Conditions beyond our control, including natural disasters or extreme weather, could damage our properties and could adversely impact attendance at our parks and result in decreased revenues.

Natural disasters, public heath crises, epidemics, pandemics, such as the outbreak of COVID-19, power outages, terrorist activities or other events outside our control could disrupt our operations, impair critical systems, damage our properties or reduce attendance at our parks or require temporary park closures. Damage to our properties could take a long time to repair and there is no guarantee that we would have adequate insurance to cover the costs of repair or the expense of the interruption to our business. Furthermore, natural disasters such as tornados, fires, hurricanes, earthquakes, or extreme weather events linked to climate change, may interrupt or impede access to our affected properties or require evacuations and may cause attendance at our affected properties to decrease for an indefinite period.

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

Our business and operating results can be impacted by several macroeconomic factors, including but not limited to consumer confidence and spending levels, tax rates, unemployment, consumer credit availability, raw materials costs, pandemics (such as the COVID-19 pandemic) and natural disasters, fuel and energy costs (including oil prices), and credit market conditions. A general economic slowdown or recession resulting in a decrease in discretionary spending could adversely affect the frequency with which guests choose to visit our parks and the amount that our guests spend when they visit. Our ability to source supplies, materials and services at reasonable costs and in a timely manner could be impacted by adverse economic conditions in the U.S. and abroad. For example, our ability to obtain gift shop merchandise was adversely impacted by supply chain distributions at least in part attributed to collateral impacts from COVID-19. Similarly, our plans to open a new giraffe exhibit at out Georgia Park during our 2022 fiscal year experienced delays and have been suspended, in large part due to building material price increases and labor shortages in the construction industry.

The Theme Park Industry is highly competitive, and we may be unable to compete effectively.

The theme park industry is highly competitive, highly fragmented, rapidly evolving, and subject to technological change and intense marketing by providers with similar products. One of our competitors for attracting general recreation dollars, Callaway Gardens, is located within five miles of our Georgia Park. Within approximately 90 minutes east of Atlanta, one new safari-themed attraction opened in the Spring of 2023, and another has announced plans to open in 2024. In May 2018, Great Wolf Resorts opened an expansive lodge and indoor waterpark within 10 miles of our Georgia Park. In September 2017, the founder of Bass Pro Shops opened “Johnny Morris’ Wonders of Wildlife National Museum and Aquarium”, approximately 12 miles from our Missouri Park in Springfield, Missouri. Branson, Missouri is located just 45 minutes from our Missouri Park. There are a variety of animal attractions throughout southeastern Texas; the nearest is Franklin Drive Thru Safari, within a 35-40 minute drive of our Texas Park. Many of our current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we have. In the event that a competitor expends significant sales and marketing resources in one or several markets we may not be able to compete successfully in such markets. We believe that competition will continue to increase, potentially placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce costs commensurate with such price reductions. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar products offered or proposed to be offered by us. If our competitors were to provide better and more cost effective products, our business could be materially and adversely affected.

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

Actions of activist stockholders, including the actions currently being taken by Focused Compounding, could materially and adversely affect our business, results of operations and share price.

Activist stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes or acquire control over us. While we value constructive input from investors and regularly engage in dialogue with our stockholders, and we welcome their views and opinions, we may be subject to actions or proposals from activist stockholders that may not align with our business strategy or with the interests of our stockholders. Because our Board and management team are committed to acting in the best interests of all of our stockholders, there is no assurance that the actions taken by the Board and management in seeking to maintain constructive engagement with certain stockholders will be successful in preventing the occurrence of stockholder activist campaigns.

Campaigns by activist stockholders to effect changes at publicly traded companies often demand that companies undertake or pursue financial restructuring, increase debt, issue special dividends, repurchase shares, or undertake sales of assets or other transactions, including strategic transactions. Campaigns may also be initiated by activist stockholders advocating for particular social causes. Activist stockholders who disagree with the composition of a publicly traded company’s board of directors, or with its strategy or management team often seek to involve themselves in the governance and strategic direction of a company through various activities that range from private engagement to publicity campaigns, proxy contests, efforts to force transactions not supported by the company’s board, and in some instances, litigation.

We have been and may in the future be subject to activities initiated by activist stockholders. On December 22, 2023, Focused Compounding submitted the Purported Notice to the Company, which purported to provide qualifying notice as to a demand that we hold the Special Meeting. According to the Purported Notice, the Special Meeting would be held for the purpose of asking stockholders to consider and vote upon a number of proposals, including a proposal for the removal of all directors currently serving on our Board and a proposal for the election of a new Board comprised entirely of Focused Compounding’s slate of three candidates. The Special Meeting is currently scheduled to be held on February 26, 2024. Stockholders of record at the close of business on February 8, 2024 are entitled to notice of and to vote at the Special Meeting.

Additionally, on January 26, 2024, we received purported notice from Focused Compounding stating its intention to nominate four candidates for election as directors at the 2024 Annual Meeting. We value input from all of our stockholders and remain open to ongoing engagement with Focused Compounding. We do not believe that the candidates proposed by Focused Compounding for consideration by stockholders at the Special Meeting nor the candidates proposed by Focused Compounding for consideration by stockholders at the 2024 Annual Meeting are qualified to oversee our business, and we do not believe that their appointment would be in the best interests of the Company or its stockholders.

Responding to these potential proxy contests, and any other actions by activist stockholders, will be costly and time-consuming and will divert the attention of our Board, management team and employees from the management of our operations and the pursuit of our business strategies. Further, actions of activist stockholders may cause fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. Perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities and make it more difficult to attract and retain investors, customers, employees, qualified directors and officers and business partners. Also, we will be required to incur significant expenses related to any activist stockholder matters (including legal fees, fees for financial advisors, fees for public relation advisors and proxy solicitation expenses). If individuals with a specific agenda are elected or appointed to our Board, it may adversely affect our ability to effectively and timely implement our strategic plan and maximize value for our stockholders. Furthermore, if individuals are elected or appointed to our Board who do not agree with our strategic plan, the ability of our Board to function effectively could be adversely affected. As a result, activist stockholder campaigns could adversely affect our business, results of operations, financial condition and share price.

In connection with any activist campaign, we may choose to initiate, or may become subject to, litigation, which would serve as a further distraction to our Board, management and employees and would require us to incur significant additional costs.

We cannot predict, and no assurances can be given, as to the outcome or timing of any matters relating to the foregoing actions by stockholders and our responses thereto or the ultimate impact on our business, liquidity, financial condition or results of operations.

Our rights plan may discourage potential acquirers of the Company.

On January 19, 2024, we adopted a rights plan (the “Rights Plan”), which provides, among other things, that when specified events occur, our stockholders will be entitled to purchase additional shares of our common stock. The Rights Plan will expire on January 18, 2025, unless earlier redeemed, exchanged or extended. The preferred stock purchase rights are triggered ten days after the date of a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of our outstanding shares of common stock. The rights would cause significant dilution to a person or group that attempts to acquire the Company on terms that are not approved by the Board. These provisions, either alone or in combination with each other, give the Board an ability to influence the outcome of a proposed acquisition of the Company and could have the effect of discouraging, delaying or preventing a change in control over us. These provisions would apply even if an acquisition or other significant corporate transaction was considered beneficial by some, but not all, of our stockholders. The Rights Plan is similar to plans adopted by other public companies and is designed to ensure that all of the Company’s stockholders have the opportunity to realize the long-term value of their investment in the Company. The Rights Plan is intended to position the Board to fulfill its duties by ensuring the Board has sufficient time to make informed judgments that are in the best interests of the Company and its stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	Employment Agreement with Todd R. White dated January 1, 2024

14.2	Parks! America, Inc. Policy on Insider Trading

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

PARKS! AMERICA, INC.

February 13, 2024	By:	/s/ Lisa Brady
Lisa Brady
Chief Executive Officer
(Principal Executive Officer)

