Form 10-Q
period 2024-03-31
PARKS AMERICA, INC
filed 2024-05-14
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the issuer had 75,726,851 outstanding shares of Common Stock.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PRKA	OTCPink

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2024 (UNAUDITED) and October 1, 2023

	March 31, 2024	October 1, 2023
ASSETS
Cash	$2,011,620	$4,098,387
Short-term investments	1,021,609	-
Accounts receivable	6,239	36,172
Inventory	444,446	419,149
Prepaid expenses	980,738	558,678
Total current assets	4,464,652	5,112,386

Property and equipment, net	14,891,050	14,910,097
Intangible assets, net	38,199	52,331
Other assets	20,909	20,909
Total assets	$19,414,810	$20,095,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,151,161	$79,352
Other current liabilities	494,057	571,343
Current portion of long-term debt, net	783,447	767,675
Total current liabilities	2,428,665	1,418,370

Long-term debt, net	3,062,351	3,459,816
Deferred tax liability, net	232,329	232,329
Total liabilities	5,723,345	5,110,515

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 75,726,851 and 75,517,763 shares issued and outstanding, respectively	75,727	75,518
Capital in excess of par	5,178,098	5,102,471
Retained earnings	8,437,640	9,807,219
Total stockholders’ equity	13,691,465	14,985,208
Total liabilities and stockholders’ equity	$19,414,810	$20,095,723

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months and Six Months Ended March 31, 2024 and April 2, 2023

	For the three months ended		For the six months ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Park revenues	$1,924,240	$1,857,565	$3,733,474	$3,675,144
Sale of animals	33,960	17,900	122,351	61,700
Total revenues	1,958,200	1,875,465	3,855,825	3,736,844

Cost of sales	314,985	282,881	610,919	555,501
Selling, general and administrative	1,568,276	1,821,295	3,264,604	3,347,307
Depreciation and amortization	218,593	209,449	441,796	426,633
Contested proxy and related matters	1,164,612	-	1,291,252	-
Tornado expenses and write-offs, net	-	632,372	-	632,372
Loss on asset disposals, net	21,337	30,584	35,754	30,584
Loss from operations	(1,329,603)	(1,101,116)	(1,788,500)	(1,255,553)

Other income, net	34,026	31,666	69,913	61,279
Interest expense	(49,147)	(56,489)	(100,592)	(115,225)
Loss before income taxes	(1,344,724)	(1,125,939)	(1,819,179)	(1,309,499)

Income tax benefit	(344,400)	(279,800)	(449,600)	(310,400)
Net loss	$(1,000,324)	$(846,139)	$(1,369,579)	$(999,099)

Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding (in 000’s) - basic and diluted	75,727	75,270	75,653	75,248

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months and Six Months Ended March 31, 2024 and April 2, 2023

	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance at October 1, 2023	75,517,763	$75,518	$5,102,471	$9,807,219	$14,985,208
Issuance of common stock to Directors	209,088	209	57,290		57,499
Stock-based compensation			9,169		9,169
Net loss for the three months ended December 31, 2023	-	-	-	(369,255)	(369,255)
Balance at December 31, 2023	75,726,851	75,727	5,168,930	9,437,964	14,682,621
Stock-based compensation			9,168		9,168
Net loss for the three months ended March 31, 2024	-	-	-	(1,000,324)	(1,000,324)
Balance at March 31, 2024	75,726,851	$75,727	$5,178,098	$8,437,640	$13,691,465

	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance at October 2, 2022	75,227,058	$75,227	4,987,762	$10,290,957	$15,353,946
Net loss for the three months ended January 1, 2023	-	-	-	(152,960)	(152,960)
Balance at January 1, 2023	75,227,058	75,227	4,987,762	10,137,997	15,200,986
Issuance of common stock to Directors	162,500	162	64,838	-	65,000
Net loss for the three months ended April 2, 2023	-	-	-	(846,139)	(846,139)
Balance at April 2, 2023	75,389,558	$75,389	$5,052,600	$9,291,858	$14,419,847

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended March 31, 2024 and April 2, 2023

	For the six months ended
	March 31, 2024	April 2, 2023
OPERATING ACTIVITIES:
Net loss	$(1,369,579)	$(999,099)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	441,796	426,633
Interest expense - debt financing cost amortization	5,444	2,944
Stock-based compensation	75,836	65,000
Accrued interest on certificates of deposit	(21,609)
Tornado asset write-offs	-	250,696
Loss on asset disposals	35,754	30,584
Changes in assets and liabilities
(Increase) decrease in accounts receivable	29,933	1,070
(Increase) decrease in inventory	(25,297)	9,843
(Increase) decrease in prepaid expenses	(422,060)	(402,109)
Increase (decrease) in accounts payable	1,071,809	355,667
Increase (decrease) in other current liabilities	(77,286)	(27,606)
Net cash used in operating activities	(255,259)	(286,377)

INVESTING ACTIVITIES:
Investments in certificates of deposit	(1,000,000)	-
Acquisition of property and equipment	(484,872)	(952,640)
Investment in intangible assets	-	(5,466)
Proceeds from the disposition of property and equipment	40,875	-
Net cash used in investing activities	(1,443,997)	(958,106)

FINANCING ACTIVITIES:
Payments on 2020 Term Loan	(248,737)	(236,957)
Payments on 2021 Term Loan	(133,774)	(128,964)
Line-of-credit fees	(5,000)	-
Net cash used in financing activities	(387,511)	(365,921)

Net decrease in cash	(2,086,767)	(1,610,404)
Cash at beginning of period	4,098,387	5,472,036
Cash at end of period	$2,011,620	$3,861,632

Supplemental Cash Flow Information:
Cash paid for interest	$95,516	$112,040
Cash paid for income taxes	$-	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

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

March 31, 2024

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

As of March 31, 2024 and October 1, 2023, the fair value of our long-term debt was $3.53 million and $3.83 million, respectively. The measurement of the fair value of long-term debt is based upon inquiries of the financial institutions holding the respective loans and is considered a Level 2 fair value measurement. The respective carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

Cash and Cash Equivalents: The Company maintains its cash and cash equivalents with high credit quality financial institutions. The Company considers all highly liquid financial instruments with maturities of three months or less to be cash equivalents. The Company maintains cash and cash equivalent in deposit accounts which may at times exceed federally insured limits. As of March 31, 2024 and October 1, 2023, cash and cash equivalents consisted of cash on deposit and a money market account.

Short-term Investments: The Company periodically invests in certificates of deposit and classifies its certificates of deposit as cash and cash equivalents or short-term investments and reassesses the appropriateness of the classification of its investments at the end of each reporting period. Certificates of deposit held for investment with an original maturity date greater than three months are carried at amortized cost and reported as short-term investments on the consolidated balance sheets. As of March 31, 2024, the Company had $1.02 million in three certificates of deposit, including accrued interest, all classified as short-term investments. Two of these certificates of deposit secured lines of credit, as detailed in “Note 5: LINES OF CREDIT”. The Company did not have any certificates of deposit as of October 1, 2023.

Accounts Receivable: The Company’s safari parks are principally a payment upfront business; therefore, the Company generally carries limited accounts receivable. The Company had $6,239 and $36,172 of accounts receivable as of March 31, 2024 and October 1, 2023, respectively.

Inventory: Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. The gross profit method is used to determine the change in gift shop inventory for interim periods. Inventories are reviewed and reconciled annually because inventory levels turn over rapidly. The Company had inventory of $444,446 and $419,149 as of March 31, 2024 and October 1, 2023, respectively.

Prepaid Expenses: The Company prepays certain expenses primarily due to legal or contractual requirements. The following is a breakdown of prepaid expenses:

	March 31, 2024	October 1, 2023
Prepaid income taxes	$723,546	$459,957
Prepaid insurance	168,528	86,921
Prepaid advertising	85,048	-
Other prepaid expenses	3,616	11,800
Total prepaid expenses	$980,738	$558,678

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	March 31, 2024	October 1, 2023	Depreciable Lives
Land	$6,389,470	$6,389,470	not applicable
Mineral rights	276,000	276,000	25 years
Ground improvements	3,079,051	2,941,958	7-25 years
Buildings and structures	3,839,123	3,812,223	10-39 years
Animal shelters and habitats	3,524,908	3,428,620	10-39 years
Park animals	1,274,080	1,279,080	5-25 years
Equipment - concession and related	554,858	509,078	3-15 years
Equipment and vehicles - yard and field	793,676	817,809	3-15 years
Vehicles - buses and rental	306,386	299,206	3-5 years
Rides and entertainment	172,154	172,154	5-7 years
Furniture and fixtures	27,160	27,160	5-10 years
Projects in process	278,164	212,248
Property and equipment, cost	20,515,030	20,165,006
Less accumulated depreciation	(5,623,980)	(5,254,909)
Property and equipment, net	$14,891,050	$14,910,097

Depreciation expense for the three months ended March 31, 2024 and April 2, 2023 totaled $215,590 and $204,965, respectively, and depreciation expense for the six months ended March 31, 2024 and April 2, 2023 totaled $435,790 and $417,665, respectively.

Intangible Assets: Intangible assets consist primarily of a site master plan, website domains and tradename registrations, which are reported at cost and are being amortized over a period of three to ten years. Amortization expense for the three months ended March 31, 2024 and April 2, 2023 totaled $3,003 and $4,484, respectively, and amortization expense for the six months ended March 31, 2024 and April 2, 2023 totaled $6,006 and $8,968, respectively.

Impairment of Long-Lived Assets: The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered impaired, then impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.

Other Current Liabilities: The following is a breakdown of other current liabilities:

	March 31, 2024	October 1, 2023
Deferred revenue	$188,102	$143,511
Accrued compensation	128,580	177,868
Accrued sales taxes	64,231	46,718
Accrued professional fees	22,040	59,638
Accrued property taxes	20,905	49,183
Other accrued liabilities	70,199	94,425
Other current liabilities	$494,057	$571,343

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

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

Deferred revenues from advance online admission tickets, and season passes and memberships were $188,102 and $143,511 as of March 31, 2024 and October 1, 2023, respectively, and is included within Other Current Liabilities in the accompanying consolidated balance sheets.

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

Advertising and Marketing Costs: The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the three months ended March 31, 2024 and April 2, 2023 totaled $213,114 and $283,307, respectively, and advertising and marketing expense for the six months ended March 31, 2024 and April 2, 2023 totaled $454,940 and $488,743, respectively.

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

March 31, 2024

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

The Company follows the guidance in FASB ASC 740 with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of March 31, 2024 or October 1, 2023.

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

Recent Accounting Pronouncements:

Credit Losses – Financial Instruments

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which significantly changes how entities measure credit losses for most financial assets, including accounts receivable and held-to-maturity marketable securities, replacing the “incurred loss” model with an “expected loss” model under which allowances are based on expected rather than incurred losses. ASU No. 2016-13 became for the Company in the three months ended March 31, 2024. The adoption of ASU No. 2016-13 had an immaterial impact on the Company.

Except as noted, the Company does not expect recently issued accounting standards or interpretations to have a material impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.

NOTE 3. TORNADO EXPENSES AND ASSET WRITE-OFFS

During March 26-27, 2023, the Company’s Georgia Park experienced extensive damage, caused by an EF-3 tornado and over nine inches of rain, resulting in more than 4,500 fallen trees and damage to many of the Park’s animal enclosures, fencing and other infrastructure. The Walkabout Adventure Zoo (“Walkabout”) portion of the property was particularly hard hit. The Georgia Park was closed for 20 days, including for most of its traditionally busy spring break period, which has historically comprised approximately 10%-15% of its annual revenue. The drive-through safari section of the Georgia Park reopened on April 15th. The Walkabout portion of the park reopened in phases, with the first phase on May 6th and the second phase on July 2nd. Approximately one-quarter of the Walkabout remains closed.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

NOTE 3. TORNADO EXPENSES AND ASSET WRITE-OFFS (CONTINUED)

For the three months and six months ended April 2, 2023, the Company recorded $381,676 of tornado related expenses, primarily due to tree and other debris removal, repairing and replacing underground water pipes throughout the property, as well as general clean-up efforts. In addition, the Company recorded related asset write-offs of $250,696, primarily associated with damage to various animal exhibits, several buildings, fencing and other infrastructure. For the year ended October 1, 2023, the Company incurred $780,941 of severe weather and tornado related expenses, and related asset write-offs of $275,297. No severe weather and tornado related expenses or asset write-offs were recorded during the three months and six months ended March 31, 2024.

The Company has also made capital investments of $615,000 through October 1, 2023 related to severe weather and tornado damage rebuilding projects, of which $110,642 were recorded through April 2, 2023. Approximately $60,000 of capital investments during the six months ended March 31, 2024 are associated with ongoing severe weather and tornado damage rebuilding projects.

The Company has been working with its insurance providers regarding tornado damage related coverage and insurance proceeds totaling $687,283 were received through October 1, 2023, factoring in deductibles and co-insurance. The Company expects to receive additional insurance proceeds of approximately $50,000.

NOTE 4. LONG-TERM DEBT

On June 18, 2021, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2021 Refinancing”) with Synovus Bank (“Synovus”). The 2021 Refinancing included a term loan in the original principal amount of $1.95 million (the “2021 Term Loan”). The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was $1.25 million as of March 31, 2024.

On April 27, 2020, the Company, through its wholly owned subsidiary Aggieland-Parks, Inc., acquired Aggieland Wild Animal – Texas. The purchase price of $7.1 million was financed with a $5.0 million loan (the “2020 Term Loan”) from First Financial Bank, N.A. (“First Financial”), a seller note with a face value of $750,000 (the “Aggieland Seller Note”), and cash totaling $1.38 million. The 2020 Term Loan is secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of April 27, 2031, and required interest only monthly payments through April 2021. The 2020 Term Loan requires monthly payments of $53,213 beginning in May 2021. The Company paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the $903,222 of incremental proceeds of the 2021 Term Loan, combined with additional funds, to paydown $1.0 million against the 2020 Term Loan, which had an outstanding balance of $2.64 million as of March 31, 2024. The Company was in compliance with the liquidity covenant of the 2020 Term Loan as of October 1, 2023. For the year ended October 1, 2023, the Company was not in compliance with the annual debt service coverage ratio covenant of the 2020 Term Loan, due to the lost revenues, as well as net expenses and write-offs driven by the March 2023 severe weather and tornado damage at its Georgia Park. The Company requested and First Financial granted a waiver of this violation for the year ended October 1, 2023.

Interest expense of $49,147 and $56,489 for the three months ended March 31, 2024 and April 2, 2023, respectively, includes $1,472 and $1,472 of debt closing costs amortization, respectively. Interest expense of $100,592 and $115,225 for the six months ended March 31, 2024 and April 2, 2023, respectively, includes $2,944 and $2,944 of debt closing costs amortization, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

NOTE 4. LONG-TERM DEBT (CONTINUED)

The following table represents the aggregate of the Company’s outstanding long-term debt:

	As of
	March 31, 2024	October 1, 2023
Loan principal outstanding	$3,889,008	$4,271,521
Less: unamortized debt financing costs	(43,210)	(44,030)
Gross long-term debt	3,845,798	4,227,491
Less current portion of long-term debt, net of unamortized costs	(783,447)	(767,675)
Long-term debt	$3,062,351	$3,459,816

As of March 31, 2024, the scheduled future principal maturities of the Company’s long-term debt by fiscal year are as follows:

2024	$390,511
2025	810,111
2026	848,444
2027	888,624
2028	851,093
thereafter	100,225
Total	$3,889,008

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

As of March 31, 2024, the Company had not made any borrowings against either of these lines of credit.

Interest expense for the three months ended March 31, 2024 and April 2, 2023, includes $1,250 and $0 of line of credit fee amortization, respectively, and interest expense for the six months ended March 31, 2024 and April 2, 2023, includes $2,500 and $0 of line of credit fee amortization, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

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

Officers, directors and their controlled entities own approximately 33.4% of the outstanding common stock of the Company as of March 31, 2024.

NOTE 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Employment Agreements:

Effective November 14, 2022, the Company and Ms. Brady, entered into an employment agreement (the “Brady Employment Agreement”). Pursuant to the Brady Employment Agreement, Ms. Brady receives an initial base annual compensation in the amount of $175,000 per year, subject to annual review by the Board of Directors. Ms. Brady is entitled to receive an annual Performance Incentive of up to 25% of her base annual compensation, subject to performance milestones. Ms. Brady received a $50,000 award of shares of Company stock, which vested on February 14, 2023, after her first ninety days of employment. The number of shares of this award totaled 128,205 based on the $0.39 closing price of the Company’s stock on November 14, 2022. Ms. Brady is also scheduled to receive share awards of the Company’s common stock with a total value of $50,000, $60,000, $70,000 and $75,000 as of the last day of the Company’s fiscal year from its 2023 fiscal year through its 2026 fiscal year, respectively. The number of shares awarded is to be based on the average price of the Company’s stock on the date of the award. Each award will vest in one-third increments, with the first third vesting on the date of the award, the second third vesting on the first anniversary of the award and the final third vesting on the second anniversary of the award. The number of shares of the 2023 fiscal year award totaled 135,135 based on the $0.37 closing price of the Company’s stock on September 29, 2023, of which 45,045 vested as of that date. Ms. Brady also received a $5,000 sign-on bonus. The Brady Employment Agreement has a term of five years and entitles Ms. Brady to participate in any deferred compensation plan the Company may adopt during the term of her employment with the Company. Related to the Brady Employment Agreement, the Company recorded stock-based compensation of $9,169 and $56,700 for the three months ended March 31, 2024 and April 2, 2023, respectively, and $18,337 and $56,700 for the six months ended March 31, 2024 and April 2, 2023, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

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

Effective as of January 1, 2024, the Company and Todd R. White, the Company’s Chief Financial Officer, entered into an employment agreement (the “2024 White Employment Agreement”). Pursuant to the 2024 White Employment Agreement, Mr. White received an initial base annual compensation in the amount of $90,000 per year, which increased to $95,000 effective March 1, 2024, subject to annual review by the Board of Directors. The 2024 White Employment Agreement has a term of two years and entitles Mr. White to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company.

Each of the foregoing employment agreements contains provisions for severance compensation in the event an agreement is (i) terminated early by the Company without cause ($225,000 in aggregate) or (ii) in the event of a change in control of the Company ($315,000 in aggregate), as well as disability and death payment provisions ($132,500 in aggregate). As of March 31, 2024, the Company has not adopted any deferred compensation plans.

NOTE 8. INCOME TAXES

For the six months ended March 31, 2024, the Company reported a pre-tax loss of $1.82 million and recorded an income tax benefit of $449,600, comprised of a federal benefit of $363,900 and a net state benefit of $85,700. For the six months ended April 2, 2023, the Company reported income pre-tax loss of $1.31 million, and recorded a tax benefit of $310,400, comprised of a federal benefit of $265,300 and a state expense of $45,100.

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

On March 1, 2024, Focused Compounding Fund, LP (“Focused Compounding”) filed a Complaint in the Eighth Judicial District Court of Clark County, Nevada (case no. A-24-888295-B) against the Company and each of the members of its Board of Directors, alleging that the defendants were contemplating efforts to entrench themselves as members of the Board of Directors. Simultaneously with filing its Complaint, Focused Compounding sought a Preliminary Injunction that would require the Company and its Directors to take various actions. On March 15, 2024, the Court denied Focused Compounding’s motion for a Preliminary Injunction. On April 30, 2024, the Company and the named defendants filed a motion asking the court to dismiss the Complaint with prejudice. The motion is pending before the Court. The Company intends to vigorously defend against Focused Compounding’s claims.

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

March 31, 2024

NOTE 10. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measure used to allocate resources are Park earnings before interest, taxes, depreciation and amortization expenses.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended		For the six months ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Total revenues:
Georgia	$1,048,944	$1,050,455	$2,288,954	$2,389,596
Missouri	400,733	270,827	642,454	490,592
Texas	508,523	554,183	924,417	856,656
Consolidated	$1,958,200	$1,875,465	$3,855,825	$3,736,844
Income (loss) before income taxes:
Georgia	$185,645	$187,533	$551,487	$655,140
Missouri	50,940	(45,936)	(55,828)	(137,405)
Texas	31,076	27,182	(4,949)	(62,782)
Segment income	267,661	168,779	490,710	454,953
Corporate	(192,722)	(397,490)	(510,408)	(620,917)
Depreciation and amortization	218,593	209,449	441,796	426,633
Loss on asset disposals, net	21,337	30,584	35,754	30,584
Contested proxy and related matters	1,164,612	-	1,291,252	-
Tornado expenses and write-offs, net	-	632,372	-	632,372
Other income, net	34,026	31,666	69,913	61,279
Interest expense	(49,147)	(56,489)	(100,592)	(115,225)
Consolidated	$(1,344,724)	$(1,125,939)	$(1,819,179)	$(1,309,499)

	As of
	March 31, 2024	October 1, 2023
Total assets:
Georgia	$7,279,375	$8,519,619
Missouri	3,215,174	3,335,794
Texas	8,048,593	7,698,400
Corporate	871,668	541,910
Consolidated	$19,414,810	$20,095,723

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

NOTE 11. CONTESTED PROXY AND RELATED MATTERS

On December 22, 2023, Focused Compounding Fund, LP (together with the participants in its solicitation, “Focused Compounding”) submitted documents to the Company purporting to provide qualifying notice as to a demand that the Company hold a special meeting of stockholders (the “Special Meeting”). The Special Meeting was held for the purpose of asking stockholders to consider and vote upon five proposals, including a proposal for the removal of all directors currently serving on the Board of Directors and a proposal for the election of a new Board of Directors comprised entirely of Focused Compounding’s slate of three candidates. The Special Meeting was held on February 26, 2024 and each of Focused Compounding’s proposals failed, including its proposals to reconstitute the Board of Directors.

The Board of Directors scheduled the annual meeting of stockholders to be held on June 6, 2024 (the “2024 Annual Meeting”). On January 26, 2024, Focused Compounding submitted documents to the Company purporting to provide qualifying notice to the Company of its intent to nominate four nominees at the 2024 Annual Meeting, seeking effective control of the Company. Subsequently, on April 5, 2024, Focused Compounding submitted documents to the Company purporting to provide qualifying notice to the Company of its intent to submit a business proposal at the 2024 Annual Meeting. On April 23, 2024, the Company filed its definitive proxy statement with respect to the 2024 Annual Meeting. Stockholders are strongly encouraged to read such proxy statement, the accompanying WHITE proxy card and all other documents filed with the Securities and Exchange Commission carefully as they contain important information relating to the 2024 Annual Meeting. The Board of Directors remains open to ongoing engagement with Focused Compounding. However, if the Company and Focused Compounding cannot reach an agreement in connection with Focused Compounding’s nominations and business proposal, and Focused Compounding complies with applicable rules and requirements, there will be a contested election at the Company’s 2024 Annual Meeting.

On March 1, 2024, Focused Compounding filed a Complaint in the Eighth Judicial District Court of Clark County against the Company and each of the members of its Board of Directors, alleging that the defendants were contemplating efforts to entrench themselves as members of the Board. See “NOTE 9. COMMITMENTS AND CONTINGENCIES” for additional information.

NOTE 12. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2024 to the date these financial statements were issued and has determined, no material subsequent events have occurred from the date of these unaudited consolidated financial statements.

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

Contested Proxy and Related Matters

On December 22, 2023, Focused Compounding Fund, LP (together with the participants in its solicitation, “Focused Compounding”) submitted documents to the Company purporting to provide qualifying notice as to a demand that the Company hold a special meeting of stockholders (the “Special Meeting”). The Special Meeting was held for the purpose of asking stockholders to consider and vote upon five proposals, including a proposal for the removal of all directors currently serving on the Board of Directors and a proposal for the election of a new Board of Directors comprised entirely of Focused Compounding’s slate of three candidates. The Special Meeting was held on February 26, 2024, and each of Focused Compounding’s proposals failed, including its proposals to reconstitute the Company’s Board of Directors.

The Board of Directors scheduled the annual meeting of stockholders to be held on June 6, 2024 (the “2024 Annual Meeting”). On January 26, 2024, Focused Compounding submitted documents to the Company purporting to provide qualifying notice to the Company of its intent to nominate four nominees at the 2024 Annual Meeting, seeking effective control of the Company. Subsequently, on April 5, 2024, Focused Compounding submitted documents to the Company purporting to provide qualifying notice to the Company of its intent to submit a business proposal at the 2024 Annual Meeting. On April 23, 2024, the Company filed its definitive proxy statement with respect to the 2024 Annual Meeting. Stockholders are strongly encouraged to read such proxy statement, the accompanying WHITE proxy card and all other documents filed with the Securities and Exchange Commission carefully as they contain important information relating to the 2024 Annual Meeting. We remain open to ongoing engagement with Focused Compounding. However, if the Company and Focused Compounding cannot reach an agreement in connection with Focused Compounding’s nominations and business proposal, and Focused Compounding complies with applicable rules and requirements, there will be a contested election at the Company’s 2024 Annual Meeting. We do not believe that the candidates proposed by Focused Compounding for consideration by stockholders at the 2024 Annual Meeting are qualified to oversee our business, and we do not believe that their appointment would be in the best interests of the Company or its stockholders.

On March 1, 2024, Focused Compounding filed a Complaint in the Eighth Judicial District Court of Clark County against the Company and each of the members of our Board of Directors, alleging that the defendants were contemplating efforts to entrench themselves of members of the Board of Directors. See “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

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

During March 26-27, 2023, our Georgia Park experienced extensive damage, caused by an EF-3 tornado and over nine inches of rain, resulting in more than 4,500 fallen trees and damage to many of the Park’s animal enclosures, fencing and other infrastructure. The Walkabout Adventure Zoo (“Walkabout”) portion of the property was particularly hard hit. Our Georgia Park was closed for 20 days, including for most of its traditionally busy spring break period, which has historically comprised approximately 10%-15% of its annual revenue. The drive-through safari section of the Georgia Park reopened on April 15th. The Walkabout portion of the Park reopened in phases, with the first phase on May 6th and the second phase on July 2nd. Approximately one-quarter of the Walkabout remains closed.

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

Also in Georgia, our carnivore night house will be rebuilt, a capybara encounter area will be added, roadway infrastructure improved, and additional fencing and sidewalks repaired. We continue to take a strategic and measured approach to the rebuild at our Georgia Park, ensuring we put in place a product that will withstand the test of time and improve the guest, animal and staff experience, ultimately delivering higher revenue and profitability. At our Missouri Park, the 2024 capital plan is focused on activation of a guest-facing pond within the Walkabout featuring a nature trail and pond access for a fish feeding experience, the expansion of shade structures, additional rental vehicles, and equipment capital. Capital spending planned for 2024 at our Texas Park will be focused on key infrastructure needs, including electrical build out at the Park to right-size the service within the facility, hay storage, the completion of the keeper facility and general safety related improvements. We remain committed to our long-term vision for our parks, and we believe our 2024 capital plan balances additional needs from the Georgia Park tornado and deferred maintenance, along with the addition of guest facing improvements and amenities. Our 2024 fiscal year capital plan anticipates spending approximately $1.4 million, which will again be fully funded from our existing cash and continues to demonstrate our commitment to building for long-term, sustainable growth.

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

We manage our operations on an individual location basis. Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision-making. The primary performance measure used to allocate resources are Park earnings before interest, taxes, depreciation and amortization expenses (commonly referred to as “EBITDA”). We use EBITDA as a measure of operating profit to gauge segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each segment.

Results of Operations for the Three Months Ended March 31, 2024 as Compared to Three Months Ended April 2, 2023

The following table shows our consolidated and segment operating results for the three month periods ended March 31, 2024 and April 2, 2023:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023
Total revenues	$1,048,944	$1,050,455	$400,733	$270,827	$508,523	$554,183	$1,958,200	$1,875,465
Segment income (loss)	185,645	187,533	50,940	(45,936)	31,076	27,182	267,661	168,779
Segment income (loss) margin %	17.7%	17.9%	12.7%	-17.0%	6.1%	4.9%	13.7%	9.0%

Corporate expenses							(192,722)	(397,490)
Depreciation and amortization							218,593	209,449
Loss on asset disposals, net							21,337	30,584
Contested proxy and related matters							1,164,612	-
Tornado expenses and write-offs, net							-	632,372
Other income, net							34,026	31,666
Interest expense							(49,147)	(56,489)
Loss before income taxes							$(1,344,724)	$(1,125,939)

Total Revenues

	For the three months ended
		April 2, 2023
	March 31, 2024	Actual	Pro Forma
Georgia Park	$1,036,469	$1,050,455	$1,326,055
Missouri Park	400,733	270,827	262,627
Texas Park	487,038	536,283	523,133
Total park revenues	$1,924,240	$1,857,565	$2,111,815

Our total revenues for the three months ended March 31, 2024 totaled $1.96 million, an increase of $82,735, compared to the three months ended April 2, 2023. Our combined park revenues were $1.92 million, an increase of $66,675 or 3.6%, while animal sales were $33,960, an increase of $16,060. In mid-January 2024 we completed the strategic switch to a new ticketing platform, which we believe improves the guest experience, while also providing improved functionality for our park customer services teams. While this change had a net neutral impact on our profitability, we no longer directly up-charge customer transaction fees. On a pro forma basis, adjusting for the tornado damage closure of our Georgia Park for the final eight days during the three months ended April 2, 2023, as well as the change in accounting for customer transaction processing fees, our park revenues for the three months ended March 31, 2024 decreased by approximately 8.9%.

Georgia park revenues were $1.04 million, a decrease of $13,986 or 1.3%, while animal sales were $12,475 compared to $0. On a pro forma basis, adjusting for the tornado damage closure and change in accounting for transaction processing fees, Georgia park revenue decreased by approximately $289,600 or 21.8%. Missouri park revenues were $400,733, an increase of $129,906 or 48.0%. Texas park revenues were $487,038, a decrease of $49,245 or 9.2%, while animal sales increased by $3,585 to $21,485.

For the three months ended March 31, 2024, paid attendance at our Missouri and Georgia Parks increased by approximately 46.2% and 8.7%, while attendance at our Texas Park decreased by approximately 8.8%. Each park was negatively impacted by unfavorable comparable weather in January, which had the most significant impact on attendance at our Georgia and Texas Parks. We believe our Georgia Park continues to be impacted by an increased competition in the greater Atlanta market, as well as a continuing overhang from the March 2023 tornado as we work to fully rebuild. We continue to believe that all three of our parks have benefitted from the transition to a new ad agency, with a focus on digital marketing.

Segment Income (Loss)

Our segment income was 267,661 for the three months ended March 31, 2024, an increase of $98,882, compared to a segment income of $168,779 for the three month period ended April 2, 2023. Our Georgia Park generated segment income of $185,645, a decrease of $1,888, primarily attributable lower park revenues, lower food service margins, and higher staffing related costs, partially offset by higher animal sales and lower advertising expense. Our Missouri Park generated segment income of $50,940, a net improvement of $96,876, primarily attributable to higher park revenues, partially offset by higher staffing related costs. Our Texas Park generated segment income of $31,076, an increase of $3,894, primarily attributable to lower advertising and general operating expenses, as well as higher animal sales, were partially offset by lower park revenues, as well as higher animal feed and staffing related costs.

Corporate Expenses

Corporate expenses decreased by $204,768 to $192,722 during the three months ended March 31, 2024, primarily due to lower compensation related expenses and travel costs, as well as the timing of Directors fees, which were declared during the three months ended December 31, 2023 in the current fiscal year and during in the three months ended April 2, 2023 during the prior fiscal year.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2024 increased by $9,144, to $218,593, primarily attributable to higher depreciation expense for our Georgia Park, partially offset by lower depreciation expense for our Missouri and Texas Parks.

Loss on Asset Disposals, Net

Our net loss on asset disposals for the three months ended March 31, 2024 totaled $21,337, a decrease of $9,247, primarily attributable to animal deaths prior to the end of their estimated life expectancy as well as the disposal of certain assets no longer useful to the business or deemed too costly to maintain or repair.

Contested Proxy and Related Matters

During the three months ended March 31, 2024, we recorded $1.16 million of expenses associated with a contested proxy contest and related matters. This includes costs associated with preparation for and conducting a Special Meeting of Stockholders held on February 26, 2024, at the request of Focused Compounding Fund, LLC (“FC”), as well as legal costs associated with a lawsuit filed in the State of Nevada by FC on March 1, 2024. See “NOTE 11. CONTESTED PROXY AND RELATED MATTERS” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Tornado Expenses and Write-offs, Net

As a result of the tornado and severe weather damage at our Georgia Park during March 26-27, 2023, for the three months ended April 2, 2023, we recorded $381,676 of tornado related expenses, primarily due to tree and other debris removal, repairing and replacing underground water pipes throughout the property, as well as general clean-up and reopening efforts. In addition, we recorded tornado and severe weather related asset write-offs of $250,696, primarily associated with damage to various animal exhibits, several buildings, fencing and other infrastructure.

Other Income, Net

Other income, net for the three months ended March 31, 2024 increased by $2,360, to $34,026, attributable to higher interest income and higher mineral rights royalty income from our Texas Park property.

Interest Expense

Interest expense for the three months ended March 31, 2024 decreased by $7,342, to $49,147, attributable to a reduction in term loan interest.

Income Taxes

For the three months ended March 31, 2024, we reported a pre-tax loss of $1.34 million. Based on a year-to-date blend of federal and State of Georgia pre-tax losses, we recorded an income tax benefit of $344,400 for the three months ended March 31, 2024.

Net Income (Loss) and Income (Loss) Per Share

For the three months ended March 31, 2024, we reported a net loss of $1.0 million or $0.01 per basic share and per fully diluted share, compared to a net loss of $846,139 or $0.01 per basic share and per fully diluted share, for the three months ended April 2, 2023, resulting in an increase of $154,185.

	For the three months ended
	March 31, 2024	April 2, 2023
Net loss	$(1,000,324)	$(846,139)
Contested proxy and related matters	1,164,612	-
Tax impact – contest proxy and related matters	(314,450)	-
Tornado expenses and write-offs, net	-	632,372
Tax impact - tornado expenses and write-offs	-	(170,740)
Adjusted net loss	$(150,162)	$(384,507)

As shown in the table above, several items impacted our year-over-year reported net income comparison for the three months ended March 31, 2024. Our reported net income for the three months ended March 31, 2024 included $1.16 million of expenses associated with a contested proxy and related matters. Our reported net income for the three months ended April 2, 2023 included $632,372 of severe weather and tornado related expenses and asset write-offs. Management believes that adjusted net loss, excluding one-time items, should be considered in evaluating the ongoing operating performance of our business. Excluding the after-tax impacts of the contested proxy and related matters for the three months ended March 31, 2024 and the tornado expenses and write-offs for the three months ended April 2, 2023, our adjusted net loss was $150,162 and $384,507, respectively, resulting in a decrease of $234,345. The lower adjusted net loss for the three months ended March 31, 2024 is primarily attributable to a $204,768 decrease in Corporate expenses, a $96,876 increase in segment income for our Missouri Park, a $3,894 increase in segment income for our Texas Park, a $9,247 decrease in losses on asset disposals, a $2,360 increase in other income, a $7,342 decrease in interest expense, partially offset by a $1,888 decline in segment income for our Georgia Park, a $9,144 increase in depreciation and amortization expense, and a $79,110 decrease in our seasonal income tax benefit.

Results of Operations for the Six Months Ended March 31, 2024 as Compared to Six Months Ended April 2, 2023

The following table shows our consolidated and segment operating results for the six month periods ended March 31, 2024 and April 2, 2023:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023
Total revenues	$2,288,954	$2,389,596	$642,454	$490,592	$924,417	$856,656	$3,855,825	$3,736,844
Segment income (loss)	551,487	655,140	(55,828)	(137,405)	(4,949)	(62,782)	490,710	454,953
Segment income (loss) margin %	24.1%	27.4%	-8.7%	-28.0%	-0.5%	-7.3%	12.7%	12.2%

Corporate expenses							(510,408)	(620,917)
Depreciation and amortization							441,796	426,633
Loss on asset disposals, net							35,754	30,584
Contested proxy and related matters							1,291,252	-
Tornado expenses and write-offs, net							-	632,372
Other income, net							69,913	61,279
Interest expense							(100,592)	(115,225)
Loss before income taxes							$(1,819,179)	$(1,309,499)

Total Revenues

	For the six months ended
		April 2, 2023
	March 31, 2024	Actual	Pro Forma
Georgia Park	$2,252,640	$2,345,797	$2,621,397
Missouri Park	625,004	490,592	482,389
Texas Park	855,830	838,755	825,591
Total park revenues	$3,733,474	$3,675,144	$3,929,377

Our total revenues for the six months ended March 31, 2024 totaled $3.86 million, an increase of $118,981, compared to the six months ended April 2, 2023. Our combined park revenues were $3.73 million, an increase of $58,330 or 1.6%, while animal sales were $122,351, an increase of $60,651. In mid-January 2024 we completed the strategic switch to a new ticketing platform, which we believe improves the guest experience, while also providing improved functionality for our park customer services teams. While this change had a net neutral impact on our profitability, we no longer directly up-charge customer transaction fees. On a pro forma basis, adjusting for the tornado damage closure of our Georgia Park for the final eight days during the six months ended April 2, 2023, as well as the change in accounting for customer transaction processing fees, our park revenues for the six months ended March 31, 2024 decreased by approximately 5.0%.

Georgia park revenues were $2.25 million, a decrease of $93,157 or 4.0%, while animal sales were $36,314, a decrease of $7,485. On a pro forma basis, adjusting for the tornado damage closure, Georgia park revenue decreased by approximately $368,800 or 14.1%. Missouri park revenues were $625,004, an increase of $134,412 or 27.4%, while animal sales totaled $17,450. Texas park revenues were $855,830, an increase of $17,075 or 2.0%, while animal sales increased by $50,686 to $68,587.

For the six months ended March 31, 2024, paid attendance at our Georgia, Missouri and Texas Parks increased by approximately 3.7%, 34.5% and 4.4%, respectively. We believe favorable weather in the three months ended December 31, 2023, benefited our Texas and Missouri Parks, however, our Georgia Park was negatively impacted by unfavorable weather during several key weekends and holidays. Each park was negatively impacted by unfavorable comparable weather in January, which had the most significant impact on attendance at our Georgia and Texas Parks. We believe our Georgia Park continues to be impacted by an increased competition in the greater Atlanta market, as well as a continuing overhang from the March 2023 tornado as we work to fully rebuild. We continue to believe that all three of our parks have benefitted from the transition to a new ad agency.

Segment Income (Loss)

Our segment income was 490,710 for the six months ended March 31, 2024, an increase of $35,757, compared to a segment income of $454,953 for the six months ended April 2, 2023. Our Georgia Park generated segment income of $551,487, a decrease of $103,653, primarily attributable lower park revenues and lower food service margins, partially offset by lower advertising expense. Our Missouri Park generated a segment loss of $55,828, a decrease of $81,577, primarily attributable to higher park revenues and animal sales, partially offset by higher staffing related costs, as well as higher animal food and advertising expenses. Our Texas Park generated a segment loss of $4,949, a decrease of $57,833, primarily attributable to higher animal sales and park revenues, as well as lower operating and advertising expenses, partially offset by higher animal feed and staffing related costs.

Corporate Expenses

Corporate expenses decreased by $110,509 to $510,408 during the six months ended March 31, 2024, primarily due to lower compensation related expenses and travel costs, partially offset by higher professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended March 31, 2024 increased by $15,163, to $441,796, primarily attributable to higher depreciation expense for our Georgia Park, partially offset by lower depreciation expense for our Missouri Park.

Loss on Asset Disposals, Net

Our net loss on asset disposals for the six months ended March 31, 2024 totaled $35,754, an increase of $5,170, primarily attributable to animal deaths prior to the end of their estimated life expectancy as well as the disposal of certain assets no longer useful to the business or deemed too costly to maintain or repair.

Contested Proxy and Related Matters

During the six months ended March 31, 2024, we recorded $1.29 million of expenses associated with a contested proxy contest and related matters. This includes costs associated with preparation for and conducting a Special Meeting of Stockholders held on February 26, 2024, at the request of Focused Compounding Fund, LLC (“FC”), as well as legal costs associated with a lawsuit filed in the State of Nevada by FC on March 1, 2024. See “NOTE 11. CONTESTED PROXY AND RELATED MATTERS” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Tornado Expenses and Write-offs, Net

As a result of the tornado and severe weather damage at our Georgia Park during March 26-27, 2023, for the six months ended April 2, 2023, we recorded $381,676 of tornado related expenses, primarily due to tree and other debris removal, repairing and replacing underground water pipes throughout the property, as well as general clean-up and reopening efforts. In addition, we recorded tornado and severe weather related asset write-offs of $250,696, primarily associated with damage to various animal exhibits, several buildings, fencing and other infrastructure.

Other Income, Net

Other income, net for the six months ended March 31, 2024 increased by $8,634, to $69,913, attributable to higher interest income, partially offset by lower mineral rights royalty income from our Texas Park property.

Interest Expense

Interest expense for the six months ended March 31, 2024 decreased by $14,633, to $100,592, attributable to a reduction in term loan interest.

Income Taxes

For the six months ended March 31, 2024, we reported a pre-tax loss of $1.82 million. Based on a year-to-date blend of federal and State of Georgia pre-tax losses, we recorded an income tax benefit of $449,600 for the six months ended March 31, 2024.

Net Income (Loss) and Income (Loss) Per Share

For the six months ended March 31, 2024, we reported a net loss of $1.37 million or $0.02 per basic share and per fully diluted share, compared to a net loss of $999,099 or $0.01 per basic share and per fully diluted share, for the six months ended April 2, 2023, resulting in an increase of $370,480.

	For the six months ended
	March 31, 2024	April 2, 2023
Net loss	$(1,369,579)	$(999,099)
Contested proxy and related matters	1,291,252	-
Tax impact – contested proxy and related matters	(348,640)	-
Tornado expenses and write-offs, net	-	632,372
Tax impact - tornado expenses and write-offs	-	(170,740)
Adjusted net loss	$(426,967)	$(537,467)

As shown in the table above, several items impacted our year-over-year reported net income comparison for the six months ended March 31, 2024. Our reported net income for the six months ended March 31, 2024 included $1.29 million of expenses associated with a contested proxy and related matters. Our reported net income for the six months ended April 2, 2023 included $632,372 of severe weather and tornado related expenses and asset write-offs. Management believes that adjusted net loss, excluding one-time items, should be considered in evaluating the ongoing operating performance of our business. Excluding the after-tax impacts of the contested proxy and related matters for the six months ended March 31, 2024 and the tornado expenses and write-offs for the six months ended April 2, 2023, our adjusted net loss was $426,967 and $537,467, respectively, resulting in a decrease of $110,500. The lower adjusted net loss for the six months ended March 31, 2024, is primarily attributable to a $110,509 decrease in Corporate expenses, a $81,577 decrease in the segment loss for our Missouri Park, a $57,833 decrease in the segment loss for our Texas Park, a $8,634 increase in other income, a $14,633 decrease in interest expense, partially offset by a $103,653 decline in segment income for our Georgia Park, a $15,163 increase in depreciation and amortization expense, a $5,170 increase in losses on asset disposals, and a $38,700 decrease in our seasonal income tax benefit.

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

Our working capital was $2.04 million as of March 31, 2024, compared to $3.69 million as of October 1, 2023. The decrease in working capital primarily reflects cash used for capital investments, scheduled term loan payments, as well as expenses associated with the contested proxy and related matters during the six months ended March 31, 2024.

Total loan debt, including current maturities, as of March 31, 2024 was $3.85 million compared to $4.23 million as of October 1, 2023. The decrease in total loan debt is the result of scheduled term loan payments during the six months ended March 31, 2024.

As of March 31, 2024, we had equity of $13.69 million and total loan debt of $3.85 million, resulting in a debt to equity ratio of 0.28 to 1.0, compared to 0.28 to 1.0 as of October 1, 2023.

Operating Activities

Net cash used in operating activities was $255,259 for the six months ended March 31, 2024, compared to $286,377 for the six months ended April 2, 2023, resulting in a decrease of $31,118, as our higher net loss was more than offset by lower cash used for working capital.

Investing Activities

Net cash used in investing activities was $1.44 million for the six months ended March 31, 2024, compared to $958,106 for the six months ended April 2, 2023, resulting in an increase of $485,891. Our investing activity for the six months ended March 31, 2024 included $1.0 million related to investments in certificates of deposit. Our capital spending for the six months ended March 31, 2024 was $484,872, resulting in a decrease of $467,768 compared to the six months ended April 2, 2023.

Financing Activities

Net cash used in financing activities was $387,511 for the six months ended March 31, 2024, compared to $365,921 for the six months ended April 2, 2023, resulting in an increase of $21,590.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

On March 1, 2024, Focused Compounding Fund, LP (“Focused Compounding”) filed a Complaint in the Eighth Judicial District Court of Clark County, Nevada (case no. A-24-888295-B) against the Company and each of our Board of Directors, alleging that the defendants were contemplating efforts to entrench themselves as members of the Board of Directors. Simultaneously with filing its Complaint, Focused Compounding sought a Preliminary Injunction that would require the Company and our Directors to take various actions. On March 15, 2024, the Court denied Focused Compounding’s motion for a Preliminary Injunction. On April 30, 2024, the Company and the named defendants filed a motion asking the court to dismiss the Complaint with prejudice. This motion is pending before the Court. The Company intends to is vigorously defend against Focused Compounding’s claims.

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

We have been and may in the future be subject to activities initiated by activist stockholders. On December 22, 2023, Focused Compounding Fund, LP (together with the participants in its solicitation, “Focused Compounding”) submitted documents to the Company purporting to provide qualifying notice as to a demand that the Company hold a special meeting of stockholders (the “Special Meeting”). The Special Meeting was held for the purpose of asking stockholders to consider and vote upon five proposals, including a proposal for the removal of all directors currently serving on the Board and a proposal for the election of a new Board comprised entirely of Focused Compounding’s slate of three candidates. The Special Meeting was held on February 26, 2024 and each of Focused Compounding’s proposals failed, including its proposals to reconstitute the Company’s Board of Directors.

On March 1, 2024, Focused Compounding filed a Complaint in the Eighth Judicial District Court of Clark County against the Company and each of the members of its Board of Directors, alleging that the defendants were contemplating efforts to entrench themselves as members of the Board. See “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

The Board scheduled the annual meeting of stockholders to be held on June 6, 2024 (the “2024 Annual Meeting”). On January 26, 2024, Focused Compounding submitted documents to the Company purporting to provide qualifying notice to the Company of its intent to nominate four nominees at the 2024 Annual Meeting, seeking effective control of the Company. Subsequently, on April 5, 2024, Focused Compounding submitted documents to the Company purporting to provide qualifying notice to the Company of its intent to submit a business proposal at the 2024 Annual Meeting. The Company’s Board of Directors values input from all of the Company’s stockholders and remains open to ongoing engagement with Focused Compounding. However, if the Company and Focused Compounding cannot reach an agreement in connection with Focused Compounding’s nominations and business proposal, and Focused Compounding complies with applicable rules and requirements, there will be a contested election at the Company’s 2024 Annual Meeting. The Board of Directors does not believe that the candidates proposed by Focused Compounding for consideration by stockholders at the 2024 Annual Meeting are qualified to oversee our business and does not believe that their appointment would be in the best interests of the Company or its stockholders.

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

PARKS! AMERICA, INC.

May 14, 2024	By:	/s/ Lisa Brady
Lisa Brady
Chief Executive Officer
(Principal Executive Officer)

