Form 10-Q
period 2024-06-30
PARKS AMERICA, INC
filed 2024-08-13
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the issuer had 75,726,851 outstanding shares of Common Stock.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PRKA	OTCPink

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2024 (UNAUDITED) and October 1, 2023

	June 30, 2024	October 1, 2023
ASSETS
Cash and cash equivalents	$2,026,084	$4,098,387
Short-term investments	825,999	-
Accounts receivable	22,962	36,172
Inventory	369,946	419,149
Prepaid expenses	859,433	558,678
Total current assets	4,104,424	5,112,386

Property and equipment, net	14,848,121	14,910,097
Intangible assets, net	35,196	52,331
Other assets	18,575	20,909
Total assets	$19,006,316	$20,095,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$999,187	$79,352
Other current liabilities	379,498	571,343
Current portion of long-term debt, net	793,842	767,675
Total current liabilities	2,172,527	1,418,370

Long-term debt, net	2,860,461	3,459,816
Deferred tax liability, net	232,329	232,329
Total liabilities	5,265,317	5,110,515

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 75,726,851 and 75,517,763 shares issued and outstanding, respectively	75,727	75,518
Capital in excess of par	5,159,762	5,102,471
Retained earnings	8,505,510	9,807,219
Total stockholders’ equity	13,740,999	14,985,208
Total liabilities and stockholders’ equity	$19,006,316	$20,095,723

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months and Nine Months Ended June 30, 2024 and July 2, 2023

	For the three months ended		For the nine months ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Park revenues	$3,356,723	$2,801,512	$7,090,197	$6,476,656
Sale of animals	92,021	48,620	214,372	110,320
Total revenues	3,448,744	2,850,132	7,304,569	6,586,976

Cost of sales	436,348	374,131	1,047,267	929,632
Selling, general and administrative	1,911,148	1,825,033	5,175,752	5,172,340
Depreciation and amortization	230,852	222,124	672,648	648,757
Contested proxy and related matters	746,570	-	2,037,822	-
Tornado expenses and write-offs, net	(53,755)	(268,776)	(53,755)	363,596
Legal settlement	75,000	-	75,000	-
Loss on asset disposals, net	-	-	35,754	30,584
Income (loss) from operations	102,581	697,620	(1,685,919)	(557,933)

Other income, net	31,412	3,429	101,325	64,708
Interest expense	(46,923)	(54,514)	(147,515)	(169,739)
Income (loss) before income taxes	87,070	646,535	(1,732,109)	(662,964)

Income tax expense (benefit)	19,200	134,500	(430,400)	(175,900)
Net income (loss)	$67,870	$512,035	$(1,301,709)	$(487,064)

Income (loss) per share - basic and diluted	$0.00	$0.01	$(0.02)	$(0.01)

Weighted average shares outstanding (in 000’s) - basic and diluted	75,727	75,444	75,677	75,314

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three and Nine Months Ended June 30, 2024 and July 2, 2023

			Capital in
	Shares	Amount	Excess of Par	Retained Earnings	Total
Balance at October 1, 2023	75,517,763	$75,518	$5,102,471	$9,807,219	$14,985,208
Issuance of common stock to Directors	209,088	209	57,290	-	57,499
Stock-based compensation	-	-	9,169	-	9,169
Net loss for the three months ended December 31, 2023	-	-	-	(369,255)	(369,255)
Balance at December 31, 2023	75,726,851	75,727	5,168,930	9,437,964	14,682,621
Stock-based compensation	-	-	9,168	-	9,168
Net loss for the three months ended March 31, 2024	-	-	-	(1,000,324)	(1,000,324)
Balance at March 31, 2024	75,726,851	75,727	5,178,098	8,437,640	13,691,465
Stock-based compensation	-	-	(18,336)	-	(18,336)
Net income for the three months ended June 30, 2024	-	-	-	67,870	67,870
Balance at June 30, 2024	75,726,851	$75,727	$5,159,762	$8,505,510	$13,740,999

			Capital in
	Shares	Amount	Excess of Par	Retained Earnings	Total
Balance at October 2, 2022	75,227,058	$75,227	4,987,762	$10,290,957	$15,353,946
Net loss for the three months ended January 1, 2023	-	-	-	(152,960)	(152,960)
Balance at January 1, 2023	75,227,058	75,227	4,987,762	10,137,997	15,200,986
Issuance of common stock to Directors	162,500	163	64,837	-	65,000
Net loss for the three months ended April 2, 2023	-	-	-	(846,139)	(846,139)
Balance at April 2, 2023	75,389,558	75,390	5,052,599	9,291,858	14,419,847
Issuance of common stock to an Officer	128,205	128	49,872	-	50,000
Net income for the three months ended July 2, 2023	-	-	-	512,035	512,035
Balance at July 2, 2023	75,517,763	$75,518	$5,102,471	$9,803,893	$14,981,882

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended June 30, 2024 and July 2, 2023

	For the nine months ended
	June 30, 2024	July 2, 2023
OPERATING ACTIVITIES:
Net loss	$(1,301,709)	$(487,064)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	672,648	648,757
Interest expense - debt financing cost amortization	8,416	4,416
Stock-based compensation	57,500	115,000
Interest accrued on certificates of deposit	(25,999)	-
Deferred tax liability	-	270,895
Tornado asset write-offs	-	271,424
Loss (gain) loss on asset disposals	35,754	30,584
Changes in assets and liabilities
(Increase) decrease in accounts receivable	13,210	(669,551)
(Increase) decrease in inventory	49,203	72,643
(Increase) decrease in prepaid expenses	(300,755)	(589,296)
Increase (decrease) in accounts payable	919,835	(128,195)
Increase (decrease) in other current liabilities	(191,845)	(58,139)
Net cash used in operating activities	(63,742)	(518,526)

INVESTING ACTIVITIES:
Investments in certificates of deposit	(1,000,000)	-
Maturity of certificate of deposit	200,000	-
Acquisition of property and equipment	(669,791)	(1,520,980)
Investment in intangible assets	-	(5,466)
Proceeds from the disposition of property and equipment	42,833	-
Net cash used in investing activities	(1,426,958)	(1,526,446)

FINANCING ACTIVITIES:
Payments on 2020 Term Loan	(375,112)	(357,038)
Payments on 2021 Term Loan	(201,491)	(194,137)
Line-of-credit fees	(5,000)	-
Net cash used in financing activities	(581,603)	(551,175)

Net decrease in cash	(2,072,303)	(2,596,147)
Cash at beginning of period	4,098,387	5,472,036
Cash at end of period	$2,026,084	$2,875,889

Supplemental Cash Flow Information:
Cash paid for interest	$140,126	$165,863
Cash paid (refunded) for income taxes	$(190,383)	$125,000

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

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

June 30, 2024

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

As of June 30, 2024 and October 1, 2023, the fair value of our long-term debt was $3.37 million and $3.83 million, respectively. The measurement of the fair value of long-term debt is based upon inquiries of the financial institutions holding the respective loans and is considered a Level 2 fair value measurement. The respective carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

Cash and Cash Equivalents: The Company maintains its cash and cash equivalents with high credit quality financial institutions. The Company considers all highly liquid financial instruments with maturities of three months or less to be cash equivalents. The Company maintains cash and cash equivalents in deposit accounts which may at times exceed federally insured limits. As of June 30, 2024 and October 1, 2023, cash and cash equivalents consisted of cash on deposit and a money market account.

Short-term Investments: The Company periodically invests in certificates of deposit and classifies its certificates of deposit as cash and cash equivalents or short-term investments and reassesses the appropriateness of the classification of its investments at the end of each reporting period. Certificates of deposit held for investment with an original maturity date greater than three months are carried at amortized cost and reported as short-term investments on the consolidated balance sheets. As of June 30, 2024, the Company had $825,999 in two certificates of deposit, including accrued interest, classified as short-term investments. These certificates of deposit secure lines of credit, as detailed in “Note 5: LINES OF CREDIT”. The Company did not have any certificates of deposit as of October 1, 2023.

Accounts Receivable: The Company’s safari parks are principally a payment upfront business; therefore, the Company generally carries limited accounts receivable. The Company had $22,962 and $36,172 of accounts receivable as of June 30, 2024 and October 1, 2023, respectively.

Inventory: Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. The gross profit method is used to determine the change in gift shop inventory for interim periods. Inventories are reviewed and reconciled annually because inventory levels turn over rapidly. The Company had inventory of $369,946 and $419,149 as of June 30, 2024 and October 1, 2023, respectively.

Prepaid Expenses: The Company prepays certain expenses primarily due to legal or contractual requirements. The following is a breakdown of prepaid expenses:

	June 30, 2024	October 1, 2023
Prepaid income taxes	$705,147	$459,957
Prepaid insurance	93,414	86,921
Prepaid advertising	60,872	-
Other prepaid expenses	-	11,800
Total prepaid expenses	$859,433	$558,678

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	June 30, 2024	October 1, 2023	Depreciable Lives
Land	$6,389,470	$6,389,470	not applicable
Mineral rights	276,000	276,000	25 years
Ground improvements	3,182,843	2,941,958	7-25 years
Buildings and structures	4,020,966	3,812,223	10-39 years
Animal shelters and habitats	3,557,729	3,428,620	10-39 years
Park animals	1,282,080	1,279,080	5-25 years
Equipment - concession and related	563,183	509,078	3-15 years
Equipment and vehicles - yard and field	793,676	817,809	3-15 years
Vehicles - buses and rental	309,986	299,206	3-5 years
Rides and entertainment	172,154	172,154	5-7 years
Furniture and fixtures	27,160	27,160	5-10 years
Projects in process	124,702	212,248
Property and equipment, cost	20,699,949	20,165,006
Less accumulated depreciation	(5,851,828)	(5,254,909)
Property and equipment, net	$14,848,121	$14,910,097

Depreciation expense for the three months ended June 30, 2024 and July 2, 2023 totaled $227,849 and $217,640, respectively, and depreciation expense for the nine months ended June 30, 2024 and July 2, 2023 totaled $663,639 and $635,306, respectively.

Intangible Assets: Intangible assets consist primarily of a site master plan, website domains and tradename registrations, which are reported at cost and are being amortized over a period of three to ten years. Amortization expense for the three months ended June 30, 2024 and July 2, 2023 totaled $3,003 and $4,484, respectively, and amortization expense for the nine months ended June 30, 2024 and July 2, 2023 totaled $9,009 and $13,451, respectively.

Impairment of Long-Lived Assets: The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered impaired, then impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.

Other Current Liabilities: The following is a breakdown of other current liabilities:

	June 30, 2024	October 1, 2023
Deferred revenue	$162,125	$143,511
Accrued compensation	59,222	177,868
Accrued sales taxes	64,349	46,718
Accrued professional fees	22,040	59,638
Accrued property taxes	43,543	49,183
Other accrued liabilities	28,219	94,425
Other current liabilities	$379,498	$571,343

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

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

Deferred revenues from advance online admission tickets, and season passes and memberships were $162,125 and $143,511 as of June 30, 2024 and October 1, 2023, respectively, and is included within Other Current Liabilities in the accompanying consolidated balance sheets.

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

Advertising and Marketing Costs: The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the three months ended June 30, 2024 and July 2, 2023 totaled $282,933 and $341,398, respectively, and advertising and marketing expense for the nine months ended June 30, 2024 and July 2, 2023 totaled $737,873 and $830,141, respectively.

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

June 30, 2024

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

The Company follows the guidance in FASB ASC 740 with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of June 30, 2024 or October 1, 2023.

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

Recent Accounting Pronouncements:

Credit Losses – Financial Instruments

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which significantly changes how entities measure credit losses for most financial assets, including accounts receivable and held-to-maturity marketable securities, replacing the “incurred loss” model with an “expected loss” model under which allowances are based on expected rather than incurred losses. ASU No. 2016-13 became effective for the Company in the three months ended December 31, 2023. The adoption of ASU No. 2016-13 had an immaterial impact on the Company.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

NOTE 3. TORNADO EXPENSES AND ASSET WRITE-OFFS (CONTINUED)

For the nine months ended July 2, 2023, the Company recorded $779,425 of tornado related expenses, primarily due to tree and other debris removal, repairing and replacing underground water pipes throughout the property, as well as general clean-up efforts. In addition, the Company recorded related asset write-offs of $271,424, primarily associated with damage to various animal exhibits, several buildings, fencing and other infrastructure. The Company also recorded tornado damage related insurance proceeds totaling $687,253 through July 2, 2023, factoring in deductibles and co-insurance, of which $587,253 was received on July 24, 2023. On net basis, the Company recorded $363,596 of tornado related expenses and asset write-offs for the nine months ended July 2, 2023.

The Company also made capital investments of $615,000 through October 1, 2023 related to severe weather and tornado damage rebuilding projects, of which $549,383 were recorded through July 2, 2023. Approximately $60,000 of capital investments during the nine months ended June 30, 2024 are associated with ongoing severe weather and tornado damage rebuilding projects.

While no severe weather and tornado related expenses or asset write-offs were recorded during the nine months ended June 30, 2024, the Company received the final anticipated tornado damage related insurance proceeds of $53,755.

NOTE 4. LONG-TERM DEBT

On June 18, 2021, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2021 Refinancing”) with Synovus Bank (“Synovus”). The 2021 Refinancing included a term loan in the original principal amount of $1.95 million (the “2021 Term Loan”). The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was $1.18 million as of June 30, 2024.

On July 27, 2020, the Company, through its wholly owned subsidiary Aggieland-Parks, Inc., acquired Aggieland Wild Animal – Texas. The purchase price of $7.1 million was financed with a $5.0 million loan (the “2020 Term Loan”) from First Financial Bank, N.A. (“First Financial”), a seller note with a face value of $750,000 (the “Aggieland Seller Note”), and cash totaling $1.38 million. The 2020 Term Loan is secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bears interest at a rate of 5.0% per annum, has a maturity date of July 27, 2031, and required interest only monthly payments through July 2021. The 2020 Term Loan requires monthly payments of $53,213 beginning in May 2021. The Company paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the $903,222 of incremental proceeds of the 2021 Term Loan, combined with additional funds, to paydown $1.0 million against the 2020 Term Loan, which had an outstanding balance of $2.52 million as of June 30, 2024. The Company was in compliance with the liquidity covenant of the 2020 Term Loan as of October 1, 2023. For the year ended October 1, 2023, the Company was not in compliance with the annual debt service coverage ratio covenant of the 2020 Term Loan, due to the lost revenues, as well as net expenses and write-offs driven by the March 2023 severe weather and tornado damage at its Georgia Park. The Company requested and First Financial granted a waiver of this violation for the year ended October 1, 2023. As a result of the expenses associated with the contested proxy matter described in “NOTE 11. CONTESTED PROXY AND RELATED MATTERS”, the Company expects to violate the annual debt service coverage ratio covenant of the 2020 Term Loan for the fiscal year ending September 29, 2024. The Company has informed First Financial of this matter and has initiated discussions regarding resolution thereof.

Interest expense of $46,923 and $54,514 for the three months ended June 30, 2024 and July 2, 2023, respectively, includes $1,472 and $1,472 of debt closing costs amortization, respectively. Interest expense of $147,515 and $169,739 for the nine months ended June 30, 2024 and July 2, 2023, respectively, includes $4,416 and $4,416 of debt closing costs amortization, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

NOTE 4. LONG-TERM DEBT (CONTINUED)

The following table represents the aggregate of the Company’s outstanding long-term debt:

	As of
	June 30, 2024	October 1, 2023
Loan principal outstanding	$3,694,917	$4,271,521
Less: unamortized debt financing costs	(40,614)	(44,030)
Gross long-term debt	3,654,303	4,227,491
Less current portion of long-term debt, net of unamortized costs	(793,842)	(767,675)
Long-term debt	$2,860,461	$3,459,816

As of June 30, 2024, the scheduled future principal maturities of the Company’s long-term debt by fiscal year are as follows:

2024	$196,397
2025	810,109
2026	848,444
2027	888,624
2028	851,096
thereafter	100,247
Total	$3,694,917

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

As of June 30, 2024, the Company had not made any borrowings against either of these lines of credit.

Interest expense for the three months ended June 30, 2024 and July 2, 2023, includes $1,250 and $0 of line of credit fee amortization, respectively, and interest expense for the nine months ended June 30, 2024 and July 2, 2023, includes $4,000 and $0 of line of credit fee amortization, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

NOTE 6. STOCKHOLDERS’ EQUITY

Shares of common stock issued for service to the Company are valued based on market price on the date of the award.

On December 4, 2023, the Company declared its annual compensation award to seven directors for their service on the Board of Directors. Seven directors were awarded $10,000 each and three directors received a total of $10,000 for serving as committee chairpersons and as a non-employee officer, with such compensation to be paid all in shares of the Company’s common stock, all in cash or a combination thereof, at each director’s election. Five directors elected to receive all shares and two directors elected all cash. Based on the closing stock price of $0.275 per share on December 4, 2023, a total of 209,088 shares were issued on February 2, 2024. The total compensation award cost of $79,999 was reported as an expense in the three months ended December 31, 2023, comprised of $57,499 in stock-based compensation and $22,500 of cash payments.

On February 2, 2023, the Company declared its annual compensation award to seven directors for their service on the Board of Directors. Seven directors were awarded $10,000 each and three directors received a total of $10,000 for serving as committee chairpersons and as a non-employee officer, with such compensation to be paid all in shares of the Company’s common stock, all in cash or a combination thereof, at each director’s election. Five directors elected to receive all shares, one director elected to receive 60% in shares and 40% in cash, and one director elected all cash. Based on the closing stock price of $0.40 per share on February 2, 2023, a total of 162,500 shares were issued on March 9, 2023. The total compensation award cost of $80,000 was reported as an expense in the three months ended April 2, 2023, comprised of $65,000 in stock-based compensation and $15,000 of cash payments.

Effective February 14, 2023, Lisa Brady the Company’s President and Chief Executive Officer vested in 128,205 shares of the Company’s common stock, in accordance with the terms of her employment agreement. The Company recorded compensation award cost of $50,000 in the three month period ended April 2, 2023 and the shares were issued on May 23, 2023.

Officers, directors and their controlled entities own approximately 41.1% of the outstanding common stock of the Company as of June 30, 2024.

NOTE 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Employment Agreements:

Effective November 14, 2022, the Company and Ms. Brady entered into an employment agreement (the “Brady Employment Agreement”). Pursuant to the Brady Employment Agreement, Ms. Brady received an initial base annual compensation in the amount of $175,000 per year, which was increased to $184,000 effective March 1, 2024, subject to annual review by the Board of Directors. Ms. Brady was entitled to receive an annual Performance Incentive of up to 25% of her base annual compensation, subject to performance milestones. Ms. Brady received a $50,000 award of shares of Company stock, which vested on February 14, 2023, after her first ninety days of employment. The number of shares of this award totaled 128,205 based on the $0.39 closing price of the Company’s stock on November 14, 2022. Ms. Brady was also scheduled to receive share awards of the Company’s common stock with a total value of $50,000, $60,000, $70,000 and $75,000 as of the last day of the Company’s fiscal year from its 2023 fiscal year through its 2026 fiscal year, respectively. The number of shares awarded was to be based on the average price of the Company’s stock on the date of the award. Each award was to vest in one-third increments, with the first third vesting on the date of the award, the second third vesting on the first anniversary of the award and the final third vesting on the second anniversary of the award. The number of shares of the 2023 fiscal year award totaled 135,135 based on the $0.37 closing price of the Company’s stock on September 29, 2023, of which 45,045 vested as of that date. Ms. Brady elected to receive this award in cash to pay the income and employment tax obligations associated with her employment based equity awards. Ms. Brady also received a $5,000 sign-on bonus. The Brady Employment Agreement had a term of five years and entitled Ms. Brady to participate in any deferred compensation plan the Company may adopt during the term of her employment with the Company.

Effective June 14, 2024, following the conclusion of the contested proxy matter described in “NOTE 11. CONTESTED PROXY AND RELATED MATTERS”, Ms. Brady stepped down as the Company’s President and Chief Executive Officer and the Company issued her a severance payment of $180,000 on June 25, 2024. Her separation agreement also provides for a termination payment of $50,000 if she satisfactorily performs specified transitions services for a period of 90 days post her resignation.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

NOTE 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

Related to the Brady Employment Agreement, the Company recorded stock-based compensation of $5,800 and $62,500 for the three and nine months ended July 2, 2023, respectively. For the three months ended June 30, 2024, the Company reversed $18,337 of equity compensation related to unvested share awards Ms. Brady forfeited when she terminated her employment with the Company, resulting in $0 stock-based compensation for the nine months ended June 30, 2024.

Effective June 1, 2022, the Company and Dale Van Voorhis, entered into an employment agreement (the “2022 Van Voorhis Employment Agreement”). Mr. Van Voorhis had been part of the Company’s executive management since 2009 and served as the Company’s Interim CEO from June 1, 2022 until Ms. Brady was hired in November 2022. Mr. Van Voorhis served as Special Advisor to the CEO from November 2022 through May 31, 2023. Pursuant to the 2022 Van Voorhis Employment Agreement, Mr. Van Voorhis received annual compensation in the amount of $100,000 from June 1, 2022 through May 31, 2023 and annual compensation of $50,000 from June 1, 2023 until May 31, 2024. Effective February 7, 2024, the Company’s Board of Directors terminated the 2022 Van Voorhis Employment Agreement pursuant to its terms and removed Mr. Van Voorhis as the Company’s Chairman of the Board.

Effective as of January 1, 2024, the Company and Todd R. White, the Company’s Chief Financial Officer, entered into an employment agreement (the “2024 White Employment Agreement”). Pursuant to the 2024 White Employment Agreement, Mr. White received an initial base annual compensation in the amount of $90,000 per year, which was increased to $95,000 effective March 1, 2024, subject to annual review by the Board of Directors. The 2024 White Employment Agreement has a term of two years and entitles Mr. White to participate in any deferred compensation plan the Company may adopt during the term of his employment with the Company. Pursuant to the 2024 White Employment Agreement, Mr. White is entitled to $95,000 of severance compensation in the event his employment is terminated early by the Company without cause or in the event of a change in control of the Company, as well as $50,000 in the event of disability and death during the term of his contract. As of June 30, 2024, the Company has not adopted any deferred compensation plans.

NOTE 8. INCOME TAXES

For the nine months ended June 30, 2024, the Company reported a pre-tax loss of $1.73 million and recorded an income tax benefit of $430,400, comprised of a federal benefit of $344,500 and a net state benefit of $85,900. For the nine months ended July 2, 2023, the Company reported a pre-tax loss of $662,964, and recorded a tax benefit of $175,900, comprised of a federal benefit of $157,000 and a state benefit of $18,900.

NOTE 9. COMMITMENTS AND CONTINGENCIES

On December 16, 2022, the Company received notice that on August 10, 2022 a former employee of Aggieland Wild Animal – Texas, filed a Complaint in the 361st District Court of Brazos County, Texas (case no. 22-001839-CV-361), alleging the Company and Aggieland-Parks, Inc. committed several instances of employment discrimination. The Complaint sought unspecified economic, compensatory and punitive damages, as well as attorney’s fees and costs. On June 3, 2024, the Company and the former employee entered into a settlement agreement and mutual release of claims related to this matter and the Company paid the former employee $75,000.

On March 1, 2024, Focused Compounding Fund, LP (“Focused Compounding”) filed a Complaint in the Eighth Judicial District Court of Clark County, Nevada (case no. A-24-888295-B) against the Company and each of the members of its Board of Directors, alleging that the defendants were contemplating efforts to entrench themselves as members of the Board of Directors. Simultaneously with filing its Complaint, Focused Compounding sought a Preliminary Injunction that would require the Company and its Directors to take various actions. On June 20, 2024, Focused Compounding, the Company and the named defendants agreed to a stipulation dismissing with prejudice any and all claims by and between the parties outlined in the initial Complaint in light of the results of the Company’s annual meeting of stockholders held on June 6, 2024. See “NOTE 11. CONTESTED PROXY AND RELATED MATTERS” for additional information.

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

June 30, 2024

NOTE 10. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each Park and provided to management for review and as a basis for decision-making. The primary performance measure used to allocate resources are Park earnings before interest, taxes, depreciation and amortization expenses.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended		For the nine months ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Total revenues:
Georgia	$2,200,174	$1,713,536	$4,489,128	$4,103,132
Missouri	675,283	570,888	1,317,737	1,061,480
Texas	573,287	565,708	1,497,704	1,422,364
Consolidated	$3,448,744	$2,850,132	$7,304,569	$6,586,976

Income (loss) before income taxes:
Georgia	$1,172,530	$709,499	$1,724,017	$1,364,639
Missouri	222,714	167,503	166,886	30,098
Texas	107,086	82,010	102,137	19,228
Segment EBITDA	1,502,330	959,012	1,993,040	1,413,965
Corporate expenses	(401,082)	(308,044)	(911,490)	(928,961)
Depreciation and amortization	230,852	222,124	672,648	648,757
Loss on asset disposals, net	-	-	35,754	30,584
Contested proxy and related matters	746,570	-	2,037,822	-
Tornado expenses and write-offs, net	(53,755)	(268,776)	(53,755)	363,596
Legal settlement	75,000	-	75,000	-
Other income, net	31,412	3,429	101,325	64,708
Interest expense	(46,923)	(54,514)	(147,515)	(169,739)
Consolidated	$87,070	$646,535	$(1,732,109)	$(662,964)

	As of
	June 30, 2024	October 1, 2023
Total assets:
Georgia	$7,114,797	$8,519,619
Missouri	3,085,406	3,335,794
Texas	7,959,080	7,698,400
Corporate	847,033	541,910
Consolidated	$19,006,316	$20,095,723

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

NOTE 11. CONTESTED PROXY AND RELATED MATTERS

On December 22, 2023, Focused Compounding Fund, LP (together with the participants in its solicitation, “Focused Compounding”) submitted documents to the Company purporting to provide qualifying notice as to a demand that the Company hold a special meeting of stockholders (the “Special Meeting”). The Special Meeting was held for the purpose of asking stockholders to consider and vote upon five proposals, including a proposal for the removal of all directors currently serving on the Board of Directors and a proposal for the election of a new Board of Directors comprised entirely of Focused Compounding’s slate of three candidates. The Special Meeting was held on February 26, 2024 and Focused Compounding’s proposal to reconstitute the Board of Directors did not pass.

On March 1, 2024, Focused Compounding filed a Complaint in the Eighth Judicial District Court of Clark County against the Company and each of the members of its Board of Directors, alleging that the defendants were contemplating efforts to entrench themselves as members of the Board. See “NOTE 9. COMMITMENTS AND CONTINGENCIES” for additional information.

On June 6, 2024 the Company held its annual meeting of stockholders (the “2024 Annual Meeting”). The purpose of the 2024 Annual Meeting was for the Company’s stockholders to elect seven nominees to serve on the Company’s Board of Directors (the “Board”), as well as consider additional proposals. The Company and Focused Compounding each submitted proxies soliciting the Company’s stockholders to vote for their respective proposed director nominees. The nominees for director included six nominees proposed by the Company and four nominees proposed by Focused Compounding. At the 2024 Annual Meeting, the Company’s stockholders elected four nominees proposed by Focused Compounding and three nominees proposed by the Company.

On June 14, 2024, the Company announced that Lisa Brady stepped down as its President and Chief Executive Officer, and the Company’s Board had appointed Geoffery Gannon as the Company’s President. Mr. Gannon is also the Portfolio Manager at Focused Compounding.

The Company engaged legal counsel specializing in activist stockholder matters, as well as several other consultants, during this proxy contest and for the nine months ended June 30, 2024, the Company incurred $2.04 million of associated expenses. As of June 30, 2024, the Company had approximately $940,000 of unpaid expenses associated with the contested proxy matter. The Company is working with its directors and officers insurance carrier regarding potential insurance coverage related to the expenses associated with the contested proxy and related matters.

NOTE 12. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2024 to the date these financial statements were issued and has determined, no material subsequent events have occurred from the date of these unaudited consolidated financial statements.

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

Contested Proxy and Related Matters

On December 22, 2023, Focused Compounding Fund, LP (together with the participants in its solicitation, “Focused Compounding”) submitted documents to the Company purporting to provide qualifying notice as to a demand that the Company hold a special meeting of stockholders (the “Special Meeting”). The Special Meeting was held for the purpose of asking stockholders to consider and vote upon five proposals, including a proposal for the removal of all directors currently serving on the Board of Directors and a proposal for the election of a new Board of Directors comprised entirely of Focused Compounding’s slate of three candidates. The Special Meeting was held on February 26, 2024 and Focused Compounding’s proposal to reconstitute the Board of Directors did not pass.

On June 6, 2024 we held our annual meeting of stockholders (the “2024 Annual Meeting”). The purpose of the 2024 Annual Meeting was for the Company’s stockholders to elect seven nominees to serve on the Company’s Board of Directors (the “Board”), as well as consider additional proposals. The Company and Focused Compounding each submitted proxies soliciting the Company’s stockholders to vote for their respective proposed director nominees. The nominees for director included six nominees proposed by the Company and four nominees proposed by Focused Compounding. At the 2024 Annual Meeting, the Company’s stockholders elected four nominees proposed by Focused Compounding and three nominees proposed by the Company.

On June 14, 2024, we announced that Lisa Brady stepped down as its President and Chief Executive Officer, and the Company’s Board had appointed Geoffery Gannon as the Company’s President. Mr. Gannon is also the Portfolio Manager at Focused Compounding.

On March 1, 2024, Focused Compounding filed a Complaint in the Eighth Judicial District Court of Clark County against the Company and each of the members of our Board of Directors, alleging that the defendants were contemplating efforts to entrench themselves of members of the Board of Directors. On June 20, 2024, Focused Compounding, the Company and the named defendants agreed to a stipulation dismissing with prejudice any and all claims by and between the parties outlined in the initial Complaint in light of the results of the Company’s annual meeting of stockholders held on June 6, 2024.

We engaged legal counsel specializing in activist stockholder matters, as well as several other consultants, during this proxy contest and for the nine months ended June 30, 2024, we incurred $2.04 million of associated expenses. As of June 30, 2024, we had approximately $940,000 of unpaid expenses associated with the contested proxy matter. We are working with our directors and officers insurance carrier regarding potential insurance coverage related to the expenses associated with the contested proxy and related matters.

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

Our 2024 fiscal year capital plan reflects the further rebuild of our Georgia Park following the March 2023 severe weather event. The largest component of our 2024 capital plan is a new restroom building and main entry plaza at our Georgia Park. The existing restroom building was near the end of its useful life, and the tornado damage rendered it beyond repair. The new restroom building and entry portal project is expected to be completed near the end of the first quarter of our 2025 fiscal year. Also in Georgia, our carnivore night house has been rebuilt, a capybara encounter area has been added, roadway infrastructure improved, and additional fencing and sidewalks repaired. We continue to take a strategic and measured approach to the rebuild at our Georgia Park, ensuring we put in place a product that will withstand the test of time and improve the guest, animal and staff experience.

At our Missouri Park, the 2024 capital plan has been focused on activation of a guest-facing pond within the Walkabout featuring a nature trail and pond access for a fish feeding experience, the expansion of shade structures, additional rental vehicles, and equipment capital. Capital spending for 2024 at our Texas Park has been focused on key infrastructure needs, including electrical build out to right-size the service within the facility, hay storage, the completion of the keeper facility and general safety related improvements.

Our 2024 fiscal year capital spending plan was initially targeted at $1.4 million, however, will likely come in closer to $1.0 million due to the timing of completion of the new restroom building and entry portal at our Georgia Park.

We are committed to leveraging the strong operating model established at our Georgia Park at all three of our properties, with a focus on increasing attendance through enhanced marketing efforts and focused capital investments, as well as continuing to prudently increase the average revenue generated per guest visit via concession and gift shop revenues. One of our highest priorities over the next several years is rebuilding and improving our Georgia Park Walkabout. Our Texas Park opened to the public in May 2019 and we believe there remains long-term potential to increase attendance by increasing the local and regional awareness of this facility via advertising and promotion. We are encouraged by the higher levels of attendance and park revenues at our Missouri Park which began in the spring of 2020 and plan on prudently leveraging the increased exposure of this facility to continue to build on this success.

Strong annual operating cash flow over the past several fiscal years has provided us with incremental operating margin, funded significant increases in capital investment, allowed us to paydown debt following the Aggieland Safari acquisition in 2020, as well as spend to quickly reopen after the significant damage and business interruption caused by the March 2023 severe weather event at our Georgia Park. Our near-term financial capability has also been negatively impacted by expenses related to the contested proxy and related matters. Our current size and operating model leave us little room for error. Any future capital raised by us may result in dilution to existing stockholders. It is possible that the cash generated by, or available to, us may not be sufficient to fund our capital and liquidity needs for the near term.

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

Results of Operations for the Three Months Ended June 30, 2024 as Compared to Three Months Ended July 2, 2023

The following table shows our consolidated and segment operating results for the three months ended June 30, 2024 and July 2, 2023:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023
Total revenues	$2,200,174	$1,713,536	$675,283	$570,888	$573,287	$565,708	$3,448,744	$2,850,132
Segment income	1,172,530	709,499	222,714	167,503	107,086	82,010	1,502,330	959,012
Segment operating margin %	53.3%	41.4%	33.0%	29.3%	18.7%	14.5%	43.6%	33.6%

Corporate expenses							(401,082)	(308,044)
Depreciation and amortization							230,852	222,124
Contested proxy and related matters							746,570	-
Tornado expenses and write-offs, net							(53,755)	(268,776)
Legal settlement							75,000	-
Other income, net							31,412	3,429
Interest expense							(46,923)	(54,514)
Income before income taxes							$87,070	$646,535

Total Revenues

	For the three months ended
		July 2, 2023
	June 30, 2024	Actual	Pro Forma
Georgia Park	$2,166,574	$1,713,205	$2,348,677
Missouri Park	668,097	570,888	556,619
Texas Park	522,052	517,419	508,858
Total park revenues	$3,356,723	$2,801,512	$3,414,154

Our total revenues for the three months ended June 30, 2024 totaled $3.49 million, an increase of $598,612, compared to the three months ended July 2, 2023. Our total park revenues were $3.36 million, an increase of $555,211 or 19.8%, while animal sales were $92,021, an increase of $43,401. In mid-January 2024 we completed the strategic switch to a new ticketing platform, which we believe improves the guest experience, while also providing improved functionality for our park customer services teams. While this change had a net neutral impact on our profitability, we no longer directly up-charge customer transaction fees. On a pro forma basis, adjusting for the impact of our Georgia Park closure and phased reopening that extended for the first six weeks of the three months ended July 2, 2023, as well as the change in accounting for customer transaction processing fees, our park revenues for the three months ended June 30, 2024 decreased by approximately $57,400 or 1.7%.

Georgia park revenues were $2.17 million, an increase of $453,369 or 26.5%. On a pro forma basis, adjusting for the tornado damage closure and phased reopening, as well as the change in accounting for transaction processing fees, Georgia park revenue decreased by approximately $182,100 or 7.8%. Missouri park revenues were $668,097, an increase of $97,209 or 17.0%, representing a 20.0% increase on a pro forma basis. Texas park revenues were $522,052, an increase of $4,633 or 0.9%, representing a 2.6% increase on a pro forma basis.

For the three months ended June 30, 2024, paid attendance at our Georgia and Missouri Parks increased by approximately 28.1% and 15.7%, while attendance at our Texas Park was essentially flat. While higher on a reported basis due to the impact of the 2023 tornado related closure, we believe attendance at our Georgia Park continues to be negatively impacted by increased competition in the greater Atlanta market, as well as a continuing overhang from the March 2023 tornado as we work to fully rebuild.

Segment Income

Our segment income was $1.50 million for the three months ended June 30, 2024, an increase of $543,318, compared to a segment income of $959,012 for the three months ended July 2, 2023. Our Georgia Park generated segment income of $1.17 million, an increase of $463,031, primarily attributable to higher park revenues and higher animal sales, and lower advertising expense, partially offset by lower food service margins and higher staffing related costs. Our Missouri Park generated segment income of $222,714, an increase of $55,211, primarily attributable to higher park revenues, partially offset by higher staffing related and advertising costs. Our Texas Park generated segment income of $107,086, an increase of $25,076, primarily attributable to lower advertising and general operating expenses, as well as higher park revenues and animal sales, partially offset by higher staffing related costs.

Corporate Expenses

Corporate expenses increased by $93,038 to $401,082 during the three months ended June 30, 2024, primarily due to higher severance costs and annual stockholders meeting costs, partially offset by lower other compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2024 increased by $8,728, to $230,852, primarily attributable to higher depreciation expense for our Georgia and Texas Parks, partially offset by lower depreciation expense for our Missouri Park.

Contested Proxy and Related Matters

During the three months ended June 30, 2024, we recorded $746,570 of expenses associated with a contested proxy and related matters. This includes legal costs associated with a lawsuit filed in the State of Nevada by Focused Compounding on March 1, 2024, as well as costs leading up to and associated with our annual stockholder meeting on June 6, 2024 considered by management to be above and beyond the costs of a normal stockholders meeting. See “NOTE 11. CONTESTED PROXY AND RELATED MATTERS” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Tornado Expenses and Write-offs, Net

As a result of the tornado and severe weather damage at our Georgia Park during March 26-27, 2023, for the three months ended July 2, 2023, we recorded $397,749 of tornado related expenses, primarily due to tree and other debris removal, repairing and replacing underground water pipes throughout the property, as well as general clean-up and reopening efforts. In addition, we recorded tornado and severe weather-related asset write-offs of $20,728. These expenses and write-offs were more than offset by $687,253 of insurance proceeds from our commercial property coverage, resulting a net insurance recovery of $268.776 for the three months ended July 2, 2023. During the three months ended June 30, 2024, we received the final expected insurance proceeds of $53,755 related to the Georgia Park 2023 tornado event.

Legal Settlement

During the three months ended June 30, 2024, we entered into a settlement agreement and paid $75,000 to settle a lawsuit initiated by a former employee alleging several instances of employment discrimination. See “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Other Income, Net

Other income, net for the three months ended June 30, 2024 increased by $27,983, to $31,412, attributable to lower non-operating expenses and higher interest income, partially offset by lower mineral rights royalty income from our Texas Park property.

Interest Expense

Interest expense for the three months ended June 30, 2024 decreased by $7,591, to $46,923, attributable to a reduction in term loan interest.

Income Taxes

For the three months ended June 30, 2024, we reported pre-tax income of $87,070. Based on a year-to-date blend of federal and State of Georgia pre-tax losses, we recorded an income tax expense of $19,200 for the three months ended June 30, 2024.

Net Income (Loss) and Income (Loss) Per Share

For the three months ended June 30, 2024, we reported a net income of $67,870 or $0.00 per basic share and per fully diluted share, compared to net income of $512,035 or $0.01 per basic share and per fully diluted share, for the three months ended July 2, 2023, resulting in a decrease of $444,165.

	For the three months ended
	June 30, 2024	July 2, 2023
Net income	$67,870	$512,035
Contested proxy and related matters	746,570	-
Tax impact - contested proxy and related matters	(201,570)	-
Tornado expenses and write-offs, net	(53,755)	(268,776)
Tax impact - tornado expenses and write-offs	14,510	72,570
Legal settlement	75,000	-
Tax impact - legal settlement	(20,250)	-
Adjusted net income	$628,375	$315,829

As shown in the table above, several items impacted our year-over-year reported net income comparison for the three months ended June 30, 2024. Our reported net income for the three months ended June 30, 2024 included $746,570 of expenses associated with a contested proxy and related matters, $53,755 of Georgia Park tornado related insurance proceeds, and a legal settlement of $75,000. Our reported net income for the three months ended July 2, 2023 included $268,776 of net insurance proceeds associated with the Georgia Park tornado. Management believes that our adjusted net income, excluding one-time items, should be considered in evaluating the ongoing operating performance of our business. Excluding the after-tax impacts of these items, our adjusted net income was $628,375 for the three months ended June 30, 2024 compared to $315,829 for three months ended July 2, 2023, resulting in an increase of $312,546. Our higher adjusted net income for the three months ended June 30, 2024 is primarily attributable to a $463,031 increase in Georgia Park segment income, in part attributable to prior year lost revenue associated with the tornado related closure and phased reopening, a $55,211 increase in Missouri Park segment income, a $25,076 increase in Texas Park segment income, a $27,983 increase in other income, and a $7,591 decrease in interest expense, partially offset by a $93,038 increase in Corporate expenses, a $8,728 increase in depreciation and amortization expense, and a $164,580 increase in our adjusted income tax expense.

Results of Operations for the Nine Months Ended June 30, 2024 as Compared to Nine Months Ended July 2, 2023

The following table shows our consolidated and segment operating results for the nine months ended June 30, 2024 and July 2, 2023:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023
Total revenues	$4,489,128	$4,103,132	$1,317,737	$1,061,480	$1,497,704	$1,422,364	$7,304,569	$6,586,976
Segment income	1,724,017	1,364,639	166,886	30,098	102,137	19,228	1,993,040	1,413,965
Segment operating margin %	38.4%	33.3%	12.7%	2.8%	6.8%	1.4%	27.3%	21.5%

Corporate expenses							(911,490)	(928,961)
Depreciation and amortization							672,648	648,757
Loss on asset disposals, net							35,754	30,584
Contested proxy and related matters							2,037,822	-
Tornado expenses and write-offs, net							(53,755)	363,596
Legal settlement							75,000	-
Other income, net							101,325	64,708
Interest expense							(147,515)	(169,739)
Loss before income taxes							$(1,732,109)	$(662,964)

Total Revenues

	For the nine months ended
		July 2, 2023
	June 30, 2024	Actual	Pro Forma
Georgia Park	$4,419,214	$4,059,002	$5,050,530
Missouri Park	1,293,101	1,061,480	1,039,008
Texas Park	1,377,882	1,356,174	1,334,449
Total park revenues	$7,090,197	$6,476,656	$7,423,987

Our total revenues for the nine months ended June 30, 2024 totaled $7.30 million, an increase of $717,593, compared to the nine months ended July 2, 2023. Our total park revenues were $7.09 million, an increase of $613,541 or 9.5%, while animal sales were $214,372, an increase of $104,052. In mid-January 2024 we completed the strategic switch to a new ticketing platform, which we believe improves the guest experience, while also providing improved functionality for our park customer services teams. While this change had a net neutral impact on our profitability, we no longer directly up-charge customer transaction fees. On a pro forma basis, adjusting for our Georgia Park tornado damage closure and phased reopening that extended over a roughly eight week period during the nine months ended July 2, 2023, as well as the change in accounting for customer transaction processing fees, our park revenues for the nine months ended June 30, 2024 decreased by approximately $333,800 or 4.5%.

Georgia park revenues were $4.42 million, an increase of $360,212 or 8.9%. On a pro forma basis, adjusting for the tornado damage closure and phased reopening, as well as the change in accounting for transaction processing fees, Georgia park revenue decreased by approximately $631,300 or 12.5%. Missouri park revenues were $1.29 million, an increase of $231,621 or 21.8%, representing a 24.5% increase on a pro forma basis. Texas park revenues were $1.38 million, an increase of $21,708 or 1.6%, representing a 3.3% increase on a pro forma basis.

For the nine months ended June 30, 2024, paid attendance at our Georgia, Missouri and Texas Parks increased by approximately 14.4%, 24.0% and 2.7%, respectively. We believe favorable weather in the three months ended December 31, 2023, benefited our Texas and Missouri Parks, however, our Georgia Park was negatively impacted by unfavorable weather during several key weekends and holidays. Each park was negatively impacted by unfavorable comparable weather in January, which had the most significant impact on attendance at our Georgia and Texas Parks. While higher on a reported basis due to the impact of the 2023 tornado related closure, we believe attendance at our Georgia Park continues to be negatively impacted by increased competition in the greater Atlanta market, as well as a continuing overhang from the March 2023 tornado.

Segment Income

Our segment income was $1.99 million for the nine months ended June 30, 2024, an increase of $579,075, compared to a segment income of $1.41 million for the nine months ended July 2, 2023. Our Georgia Park generated segment income of $1.72 million, an increase of $359,378, primarily attributable to higher park revenues and higher animal sales, and lower advertising expense, partially offset by lower food service margins, higher insurance expense and higher staffing related costs. Our Missouri Park generated segment income of $166,886, an increase of $136,788, primarily attributable to higher park revenues and animal sales, partially offset by higher staffing related costs, as well as higher animal feed and advertising expenses. Our Texas Park generated segment income of $102,137, an increase of $82,909, primarily attributable to higher animal sales and park revenues, as well as lower advertising and general operating expenses, partially offset by higher animal feed and staffing related costs.

Corporate Expenses

Corporate expenses decreased by $17,471 to $911,490 during the nine months ended June 30, 2024, primarily due to lower other compensation related expense and travel costs, partially offset by higher severance costs and annual stockholders meeting costs.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended June 30, 2024 increased by $23,891, to $672,648, primarily attributable to higher depreciation expense for our Georgia and Texas Parks, partially offset by lower depreciation expense for our Missouri Park.

Loss on Asset Disposals, Net

Our net loss on asset disposals for the nine months ended June 30, 2024 totaled $35,754, an increase of $5,170, primarily attributable to animal deaths prior to the end of their estimated life expectancy as well as the disposal of certain assets no longer useful to the business or deemed too costly to maintain or repair.

Contested Proxy and Related Matters

During the nine months ended June 30, 2024, we recorded $2.04 million of expenses associated with a contested proxy and related matters. This includes costs associated with preparation for and conducting a Special Meeting of Stockholders held on February 26, 2024 at the request of Focused Compounding, legal costs associated with a lawsuit filed in the State of Nevada by Focused Compounding on March 1, 2024, as well as costs leading up to and associated with the annual stockholder meeting on June 6, 2024 considered by management to be above and beyond the costs of a normal stockholders meeting. See “NOTE 11. CONTESTED PROXY AND RELATED MATTERS” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Tornado Expenses and Write-offs, Net

As a result of the tornado and severe weather damage at our Georgia Park during March 26-27, 2023, for the nine months ended July 2, 2023, we recorded $779,425 of tornado related expenses, primarily due to tree and other debris removal, repairing and replacing underground water pipes throughout the property, as well as general clean-up and reopening efforts. In addition, we recorded tornado and severe weather-related asset write-offs of $271,424, primarily associated with damage to various animal exhibits, several buildings, fencing and other infrastructure. These expenses and write-offs were partially offset by $687,253 of insurance proceeds from our commercial property coverage, resulting net expenses and write-offs of $363,596 for the nine months ended July 2, 2023. During the nine months ended June 30, 2024, we received the final expected insurance proceeds of $53,755 related to the Georgia Park 2023 tornado event.

Legal Settlement

During the nine months ended June 30, 2024, we entered into a settlement agreement and paid $75,000 to settle a lawsuit initiated by a former employee alleging several instances of employment discrimination. See “NOTE 9. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Other Income, Net

Other income, net for the nine months ended June 30, 2024 increased by $36,617, to $101,325, attributable to lower non-operating expenses and higher interest income, partially offset by lower mineral rights royalty income from our Texas Park property.

Interest Expense

Interest expense for the nine months ended June 30, 2024 decreased by $22,224 to $147,515, attributable to a reduction in term loan interest.

Income Taxes

For the nine months ended June 30, 2024, we reported a pre-tax loss of $1.73 million. Based on a year-to-date blend of federal and State of Georgia pre-tax losses, we recorded an income tax benefit of $430,400 for the nine months ended June 30, 2024.

Net Income (Loss) and Income (Loss) Per Share

For the nine months ended June 30, 2024, we reported a net loss of $1.30 million or $0.02 per basic share and per fully diluted share, compared to a net loss of $487,064 or $0.01 per basic share and per fully diluted share, for the nine months ended July 2, 2023, resulting in an increase of $814,645.

	For the nine months ended
	June 30, 2024	July 2, 2023
Net loss	$(1,301,709)	$(487,064)
Contested proxy and related matters	2,037,822	-
Tax impact - contested proxy and related matters	(550,210)	-
Tornado expenses and write-offs, net	(53,755)	363,596
Tax impact - tornado expenses and write-offs	14,510	(98,170)
Legal settlement	75,000	-
Tax impact - legal settlement	(20,250)	-
Adjusted net income (loss)	$201,408	$(221,638)

As shown in the table above, several items impacted our year-over-year reported net income comparison for the nine months ended June 30, 2024. Our reported net income for the nine months ended June 30, 2024 included $2.04 million of expenses associated with a contested proxy and related matters, $53,755 of Georgia Park tornado related insurance proceeds, and a legal settlement of $75,000. Our reported net income for the nine months ended July 2, 2023 included $363,596 of severe weather and tornado related expenses and asset write-offs, net of insurance proceeds. Management believes that our adjusted net income (loss), excluding one-time items, should be considered in evaluating the ongoing operating performance of our business. Excluding the after-tax impacts of these items, our adjusted net income was $201,408 for the nine months ended June 30, 2024 compared to an adjusted net loss of $221,638 for nine months ended July 2, 2023, resulting in a net improvement of $423,046. The improvement in adjusted net income for the nine months ended June 30, 2024 is primarily attributable to a $359,378 increase in Georgia Park segment income, in part attributable to prior year lost revenue associated with the tornado related closure and phased reopening, a $136,788 increase in Missouri Park segment income, a $82,909 increase in Texas Park segment income, a $17,471 decrease in Corporate expenses, a $36,617 increase in other income, and a $22,224 decrease in interest expense, partially offset by a $23,891 increase in depreciation and amortization expense, a $5,170 increase in losses on asset disposals and a $203,280 increase in our adjusted income tax expense.

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

In October 2023, we established two lines of credit totaling $800,000, primarily to provide seasonal borrowing capacity for our 2024 fiscal year, each secured by a certificate of deposit. See “NOTE 5. LINES OF CREDIT” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information. During our 2023 fiscal year we did not utilize any seasonal borrowing, nor have we used any seasonal borrowing during our 2024 fiscal year through the date of this report.

Our working capital was $1.93 million as of June 30, 2024, compared to $3.69 million as of October 1, 2023. The decrease in working capital primarily reflects cash used for capital investments, scheduled term loan payments, as well as expenses associated with the contested proxy and related matters during the nine months ended June 30, 2024, partially offset by cash generated from operations excluding the contested proxy expenses.

Total loan debt, including current maturities, as of June 30, 2024 was $3.65 million compared to $4.23 million as of October 1, 2023. The decrease in total loan debt is the result of scheduled term loan payments during the nine months ended June 30, 2024.

As of June 30, 2024, we had equity of $13.74 million and total loan debt of $3.65 million, resulting in a debt-to-equity ratio of 0.27 to 1.0, compared to 0.28 to 1.0 as of October 1, 2023.

Operating Activities

Net cash used in operating activities was $63,742 for the nine months ended June 30, 2024, compared to $518,526 for the nine months ended July 2, 2023, resulting in a decrease of $454,784, as our higher net loss was more than offset by lower cash used for working capital.

Investing Activities

Net cash used in investing activities was $1.43 million for the nine months ended June 30, 2024, compared to $1.53 million for the nine months ended July 2, 2023, resulting in a decrease of $99,488. Our investing activity for the nine months ended June 30, 2024 included $800,000 million for investments in certificates of deposit. Our capital spending for the nine months ended June 30, 2024 was $669,791, resulting in a decrease of $851,189 compared to the nine months ended July 2, 2023.

Financing Activities

Net cash used in financing activities was $581,603 for the nine months ended June 30, 2024, compared to $551,175 for the nine months ended July 2, 2023, resulting in an increase of $30,428.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On December 16, 2022, we received notice that on August 10, 2022 a former employee of Aggieland Wild Animal – Texas, filed a Complaint in the 361st District Court of Brazos County, Texas (case no. 22-001839-CV-361), alleging the Company and Aggieland-Parks, Inc. committed several instances of employment discrimination. The Complaint sought unspecified economic, compensatory and punitive damages, as well as attorney’s fees and costs. On June 3, 2024, we entered into a settlement agreement and mutual release of claims with the former employee related to this matter, within which we agreed to pay the former employee $75,000.

On March 1, 2024, Focused Compounding Fund, LP (“Focused Compounding”) filed a Complaint in the Eighth Judicial District Court of Clark County, Nevada (case no. A-24-888295-B) against the Company and each of our Board of Directors, alleging that the defendants were contemplating efforts to entrench themselves as members of the Board of Directors. Simultaneously with filing its Complaint, Focused Compounding sought a Preliminary Injunction that would require the Company and our Directors to take various actions. On June 20, 2024, Focused Compounding, the Company and the named defendants agreed to a stipulation dismissing with prejudice any and all claims by and between the parties outlined in the initial Complaint in light of the results of the Company’s annual meeting of stockholders held on June 6, 2024. See “NOTE 11. CONTESTED PROXY AND RELATED MATTERS” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

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

Our business and operating results can be impacted by several macroeconomic factors, including but not limited to consumer confidence and spending levels, tax rates, unemployment, consumer credit availability, raw materials costs, pandemics (such as the COVID-19 pandemic) and natural disasters, fuel and energy costs (including oil prices), and credit market conditions. A general economic slowdown or recession resulting in a decrease in discretionary spending could adversely affect the frequency with which guests choose to visit our parks and the amount that our guests spend when they visit. Our ability to source supplies, materials and services at reasonable costs and in a timely manner could be impacted by adverse economic conditions in the U.S. and abroad. For example, our ability to obtain gift shop merchandise was adversely impacted by supply chain distributions at least in part attributed to collateral impacts from COVID-19. Similarly, our plans to open a new giraffe exhibit at out Georgia Park during our 2022 fiscal year experienced delays and have been suspended indefinitely, in large part due to building material price increases and labor shortages in the construction industry.

The Theme Park Industry is highly competitive, and we may be unable to compete effectively.

The theme park industry is highly competitive, highly fragmented, rapidly evolving, and subject to technological change and intense marketing by providers with similar products. One of our competitors for attracting general recreation dollars, Callaway Gardens, is located within 10 miles of our Georgia Park. Within approximately 90 minutes east of Atlanta a new safari-themed attraction opened in the Spring of 2023, and another safari-themed attraction opened in June 2024 approximately 60 minutes southeast of Atlanta. In May 2018, Great Wolf Resorts opened an expansive lodge and indoor waterpark within 10 miles of our Georgia Park. In September 2017, the founder of Bass Pro Shops opened “Johnny Morris’ Wonders of Wildlife National Museum and Aquarium”, approximately 12 miles from our Missouri Park in Springfield, Missouri. Branson, Missouri is located just 45 minutes from our Missouri Park. There are a variety of animal attractions throughout southeastern Texas; the nearest is Franklin Drive Thru Safari, within a 35-40 minute drive of our Texas Park. Many of our current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we have. In the event a competitor expends significant sales and marketing resources in one or several markets we may not be able to compete successfully in such markets. We believe that competition will continue to increase, potentially placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce costs commensurate with such price reductions. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar products offered or proposed to be offered by us. If our competitors were to provide better and more cost effective products, our business could be materially and adversely affected.

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

We are dependent upon the services of our key personnel.

Our success is dependent on the continued active participation of our key personnel. Our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain qualified technical and managerial personnel. Competition for qualified employees among companies in the theme park industry is intense, and the loss of any such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of the Company’s activities, could have a materially adverse effect on the Company. The inability of the Company to attract and retain the necessary personnel could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

We have not historically paid any dividends.

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

The actions of activist stockholders could materially and adversely affect our business, results of operations and share price.

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

We have been and may in the future be subject to activities initiated by activist stockholders. For example, on December 22, 2023, Focused Compounding Fund, LP (together with the participants in its solicitation, “Focused Compounding”) submitted documents to the Company demanding that the Company hold a special meeting of stockholders (the “Special Meeting”). A Special Meeting was held on February 26, 2024, with the primary purpose of asking stockholders to consider and vote upon a proposal for the removal of all directors then currently serving on the Board and a proposal for the election of a new Board comprised entirely of Focused Compounding’s slate of three candidates, each of which failed. Subsequently, on March 1, 2024, Focused Compounding filed a legal action alleging the then current Board members were contemplating efforts to entrench themselves, causing the Company to incur significant legal costs. On June 6, 2024, the Company held its annual meeting of stockholders, during which four directors nominated by Focused Compounding and three directors nominated by the Company were elected. On June 14 2024, Lisa Brady stepped down as the Company’s President and Chief Executive Officer, and the Board appointed Geoffery Gannon as the Company’s President. Mr. Gannon is also the Portfolio Manager at Focused Compounding.

Responding to potential proxy contests, and any other actions by activist stockholders, has been and may be costly and time-consuming and may divert the attention of our Board, management team and employees from the management of our operations and the pursuit of our business strategies. Further, the actions of activist stockholders may cause fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. Perceived uncertainties as to our future direction, strategy or leadership created because of activist stockholder initiatives may result in the loss of potential business opportunities and make it more difficult to attract and retain investors, customers, employees, qualified directors and officers and business partners. Also, we will be required to incur significant expenses related to any activist stockholder matters (including legal fees, fees for financial advisors, fees for public relation advisors and proxy solicitation expenses).

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

On January 19, 2024, we adopted a rights plan (the “Rights Plan”), which provides, among other things, that when specified events occur, our stockholders will be entitled to purchase additional shares of our common stock. The Rights Plan will expire on January 18, 2025, unless earlier redeemed, exchanged or extended. The preferred stock purchase rights are triggered ten days after the date of a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of our outstanding shares of common stock. The rights would cause significant dilution to a person or group that attempts to acquire the Company on terms that are not approved by the Board. These provisions, either alone or in combination with each other, give the Board an ability to influence the outcome of a proposed acquisition of the Company and could have the effect of discouraging, delaying or preventing a change in control over us. The Rights Plan is similar to plans adopted by other public companies and is intended to position the Board to fulfill its duties by ensuring the Board has sufficient time to make informed judgments that are in the best interests of the Company and its stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	Amendment No.1 to Employment Agreement with Lisa Brady dated May 22, 2024.

10.2	Amendment No.1 to Employment Agreement with Todd R. White dated May 22, 2024.

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

August 13, 2024	By:	/s/ Geoffrey Gannon
Geoffrey Gannon
President
(Principal Executive Officer)

