Form 10-K
period 2024-09-29
PARKS AMERICA, INC
filed 2024-12-13
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2024

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

Adam Finerman

Baker Hostetler

45 Rockefeller Plaza

New York, New York 10111

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The aggregate market value of the issued and outstanding stock held by non-affiliates of the registrant of the Company’s common stock as of March 31, 2024 (the last day of the most recently completed second quarter), was approximately $9,600,500. For purposes of the above statement only, all directors, executive officers and 10% stockholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of December 9, 2024, the issuer had 75,726,851 outstanding shares of Common Stock.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PRKA	OTCPink

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2024

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

Our actual results may differ significantly from those projected in the forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, factors that could cause actual results to vary materially from future results include, but are not limited to: competition from other parks, difficulty engaging seasonal and full-time workers, weather conditions during our primary tourist season, the price of animal feed and the price of gasoline. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot guarantee future results, levels of activity, performance or achievements.

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

Our parks are open year round, but experience increased seasonal attendance, typically beginning in the latter half of March through early September. Combined third and fourth quarter park revenues were 61.4% and 60.4% of annual park revenues for our 2024 and 2023 fiscal years, respectively.

Shares of our common stock trade on the OTC Markets Group OTCPink marketplace (“OTCPink”) under the symbol, “PRKA.”

For an overview of our business operations, see MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS herein.

Corporate History

In 2005, we entered our current business with the purchase of an animal attraction in Pine Mountain, Georgia. In 2008, the Company adopted its current name “Parks! America” and its current stock symbol “PRKA.” Parks! America is domiciled in the state of Nevada and its headquarters is in Pine Mountain, Georgia. The Company’s shares trade on the OTCPink.

The Company maintains a website at www.animalsafari.com. Information included on the Company’s website is not incorporated by reference into this Form 10-K.

Wild Animal Safari, Inc. – Our Georgia Park

On June 13, 2005, Wild Animal – Georgia acquired our Georgia Park. Our Georgia Park is situated in Pine Mountain, Georgia within a 200-acre portion of a 500-acre property, located approximately 75 miles southwest of Atlanta. Our Georgia Park features a three-mile drive-through animal viewing area that opened in 1991. It is home to approximately 600 animals, birds and reptiles, comprised of approximately 55 species. Most of the animals roam wild in a natural habitat. Visitors can observe, photograph and feed the animals along the paved road that runs through the drive-through section of our Georgia Park’s natural habitat area. Some animals are contained in special fenced-in exhibit areas within the drive-through section of our Georgia Park, while others are in a more traditional zoo-like walk through section of the park, the Walkabout Adventure Zoo.

Wild Animal, Inc. – Our Missouri Park

On March 5, 2008, Wild Animal – Missouri acquired our Missouri Park. Our Missouri Park is situated in Strafford, Missouri on 255 acres of land, located approximately 15 miles east of Springfield and approximately 45 miles northeast of Branson. Our Missouri Park features a five-mile drive-through wild animal viewing area that opened in 1971. It is home to approximately 300 animals, birds and reptiles, comprised of approximately 65 species. Most of the animals roam wild in a natural habitat. Visitors can observe, photograph and feed the animals along the paved road that runs through the drive-through section of our Missouri Park’s natural habitat area. Some animals are contained in special fenced-in exhibit areas within the drive-through section of our Missouri Park, while others are in a more traditional zoo-like walk through section of the park, the Walkabout Adventure Zoo.

Aggieland-Parks, Inc. – Our Texas Park

On April 27, 2020, Aggieland Wild Animal – Texas acquired our Texas Park. Our Texas Park is situated on 250 acres of a 450-acre property, located approximately 25 miles northeast of Bryan/College Station, Texas and 120 miles northwest of downtown Houston. Our Texas Park features a two-and-a-half mile drive-through animal viewing area that opened in 2019. It is home to approximately 600 animals, birds and reptiles, comprised of approximately 80 species. Most of the animals roam wild throughout a natural habitat. Visitors can observe, photograph and feed the animals along a crushed-gravel road that runs through the drive-through section of our Texas Park’s natural habitat area. Some animals are contained in special fenced-in exhibit areas within the drive-through section of our Texas Park, while others are in a more traditional zoo-like walk through section of the park, the Walkabout Adventure Zoo.

Animal Park Operations

Park revenues are primarily derived from admission fees, sales of animal food, animal encounters, vehicle rentals, gift shop and specialty item sales, and food and beverage sales.

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

Employees

Our Georgia Park has approximately 20 full-time employees and engages 24-40 additional part-time and seasonal employees. Our Missouri Park has approximately 12 full-time employees and engages 8-12 additional part-time and seasonal employees. Our Texas Park has approximately 11 full-time employees and engages 15-20 additional part-time and seasonal employees. We have no collective bargaining agreements with our employees and believe our relations with our employees are good.

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

Natural disasters, public heath crises, epidemics, pandemics, such as the outbreak of COVID-19, terrorist activities, power outages or other events outside our control could disrupt our operations, impair critical systems, damage our properties or reduce attendance at our parks or require temporary park closures. Damage to our properties could take a long time to repair and there is no guarantee that we would have adequate insurance to cover the costs of repair or the expense of the interruption to our business. Furthermore, natural disasters such as fires, earthquakes, hurricanes or extreme weather events linked to climate change, may interrupt or impede access to our affected properties or require evacuations and may cause attendance at our affected properties to decrease for an indefinite period. For example, during 2023, our Georgia park experienced extensive damage caused by a tornado.

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

Our business and operating results can be impacted by several macroeconomic factors, including but not limited to consumer confidence and spending levels, tax rates, unemployment, inflation, consumer credit availability, raw materials costs, pandemics (such as the COVID-19 pandemic) and natural disasters, fuel and energy costs (including oil prices), and credit market conditions. A general economic slowdown or recession resulting in a decrease in discretionary spending could adversely affect the frequency with which guests choose to visit our parks and the amount that our guests spend when they visit. Our ability to source supplies, materials and services at reasonable costs and in a timely manner could be impacted by adverse economic conditions in the U.S. and abroad.

The Theme Park Industry is highly competitive, and we may be unable to compete effectively.

The theme park industry is highly competitive, highly fragmented, rapidly evolving, and subject to technological change and intense marketing by providers with similar products. Callaway Gardens is located within five miles and a Great Wolf Resort is located within 10 miles of our Georgia Park. The Wonders of Wildlife National Museum and Aquarium is located approximately within 20 miles from our Missouri Park. Branson, Missouri is located just 45 minutes from our Missouri Park. Franklin Drive Thru Safari is located within 30 miles of our Texas Park. Santa’s Wonderland is located within 35 miles from our Texas Park. Many of our current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we have. In the event a competitor expends significant sales and marketing resources in one or several markets we may not be able to compete successfully in such markets. If our competitors were to provide better and more cost effective products, our business could be materially and adversely affected.

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

We currently have $6.0 million of liability insurance per occurrence, which is capped at $10.0 million in aggregate. We will continue to use reasonable commercial efforts to maintain policies of liability, fire and casualty insurance sufficient to provide reasonable coverage for risks arising from accidents, fire, weather, other acts of God, and other potential casualties. There can be no assurance that we will be able to obtain adequate levels of insurance to protect against legal actions and judgments in connection with accidents or other disasters that may occur in our parks.

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

We (or third parties on our behalf) collect, store and use personal information and other customer data we receive through online ticket sales, marketing, mailing lists, and guest reservations. There are multiple federal, state and local laws regarding privacy and protection of personal information and data, and these laws and regulations continue to evolve. For example, many states have passed laws requiring notification to customers when there is a security breach involving their personal data and multiple jurisdictions are considering legislation that may impose liability if a business fails to properly safeguard personal information of its customers. Maintaining compliance with applicable security and privacy regulations may increase our operating costs. We believe our cybersecurity measures are adequate. However, if we were to experience a data breach, we could be subject to fines, penalties and/or costly litigation.

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

We have not historically paid dividends.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

While we have never had a material cybersecurity incident that impacted our operations, we face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; employee threats; virtual and cyber threats to our directors, officers, and employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts or other acts of aggression. Our customers and vendors face similar threats. We utilize internal and external independent controls to monitor and mitigate the risk of these threats. All our key business processes utilize third-party software platforms. We do not retain any sensitive customer information outside of these systems.

The impact of potential cybersecurity threats is difficult to predict, but one or more of them could result in the loss of information or capabilities, harm to individuals or property, damage to our reputation, loss of business, regulatory actions, and potential liability, any of which could have a material adverse effect on our financial position, results of operations and/or cash flows. These threats could lead to losses of sensitive information or capabilities, harm to personnel, infrastructure, or products, and/or damage to our reputation as well as our vendor’s ability to perform on our contracts.

Effective incident response involves every part of our organization, including business operations, finance, as well as outside service providers for key business applications. Our Board of Directors oversees all business, property and affairs of the Company, including cybersecurity risks. Our management keep the members of the Board informed of our business through discussions at Board meetings and by providing them with reports and other materials throughout the year.

ITEM 2. PROPERTIES

The Company owns and operates the following wild animal safari parks:

Wild Animal Safari, Inc. – Our Georgia Park

Our Georgia Park is situated within a 200-acre portion of a 500-acre property, which is owned by Wild Animal – Georgia, located approximately 75 miles southwest of Atlanta. Our Georgia Park features a three-mile drive-through animal viewing area that opened in 1991. It is home to approximately 600 animals, birds and reptiles, comprised of approximately 55 species. Some animals are contained in special fenced-in exhibit areas within the drive-through section of our Georgia Park, while others are in a more traditional zoo-like walk through section of the park, the Walkabout Adventure Zoo. Our Georgia Park also has a gift shop, a restaurant and picnic areas.

Wild Animal, Inc. – Our Missouri Park

Our Missouri Park is situated in Strafford, Missouri on 255 acres of land, located approximately 15 miles east of Springfield and approximately 45 miles northeast of Branson. Our Missouri Park features a five-mile drive-through wild animal viewing area that opened in 1971. It is home to approximately 300 animals, birds and reptiles, comprised of approximately 65 species. Some animals are contained in special fenced-in exhibit areas within the drive-through section of our Missouri Park, while others are in a more traditional zoo-like walk through section of the park, the Walkabout Adventure Zoo. Our Missouri Park also has a gift shop, a restaurant, several party rooms for rental and a play structure.

Aggieland-Parks, Inc. – Our Texas Park

Our Texas Park is situated on 250 acres of a 450-acre property, located approximately 25 miles northeast of Bryan/College Station, Texas and 120 miles northwest of downtown Houston. Our Texas Park features a two-and-a-half mile drive-through animal viewing area that opened in 2019. It is home to approximately 600 animals, birds and reptiles, comprised of approximately 80 species. Some animals are contained in special fenced-in exhibit areas within the drive-through section of our Texas Park, while others are in a more traditional zoo-like walk through section of the park, the Walkabout Adventure Zoo. Our Texas Park also has a gift shop, several party rooms for rental, a large, covered patio and play structures.

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

On March 1, 2024, Focused Compounding Fund, LP (“Focused Compounding”) filed a Complaint in the Eighth Judicial District Court of Clark County, Nevada (case no. A-24-888295-B) against the Company and each of our Board of Directors, alleging that the defendants were contemplating efforts to entrench themselves as members of the Board of Directors. Simultaneously with filing its Complaint, Focused Compounding sought a Preliminary Injunction that would require the Company and our Directors to take various actions. On June 20, 2024, Focused Compounding, the Company and the named defendants agreed to a stipulation dismissing with prejudice any and all claims by and between the parties outlined in the initial Complaint in light of the results of the Company’s annual meeting of stockholders held on June 6, 2024. See “NOTE 3. CONTESTED PROXY AND RELATED MATTERS” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTCPink under the symbol “PRKA”. The table below sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on the OTCPink. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits. As of December 9, 2024, there were 75,726,851 shares outstanding held by approximately 3,150 stockholders of record. The number of stockholders of record does not reflect shares held beneficially or those shares held in “street” name.

		High	Low
2024	First Quarter	$0.360	$0.275
	Second Quarter	$0.599	$0.360
	Third Quarter	$0.445	$0.375
	Fourth Quarter	$0.430	$0.381
2023	First Quarter	$0.430	$0.330
	Second Quarter	$0.470	$0.325
	Third Quarter	$0.400	$0.320
	Fourth Quarter	$0.428	$0.260

We have not historically paid dividends on our common stock. Any future determination as to the payment of dividends on our common stock will be at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our Board of Directors. The provisions of our credit agreements, which we may enter into from time to time, may also restrict the declaration of dividends on our common stock.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our consolidated financial statements for the fiscal year ended September 29, 2024 provided in this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

Our parks are open year round, but experience increased seasonal attendance, typically beginning in the latter half of March through early September. Combined third and fourth quarter park revenues were 61.4% and 60.4% of annual park revenues for our 2024 and 2023 fiscal years, respectively.

The table below outlines our annual net sales, reported and adjusted income before income taxes, earnings before interest, taxes, depreciation and amortization, and non-recurring items (“Adjusted EBITDA”), and net cash provided by operating activities for the last five fiscal years. We believe attendance at our parks benefited starting in May 2020 through August 2022 from the COVID-19 pandemic which drove an increase in demand for outdoor entertainment. Our park revenue remains above pre-pandemic levels, however, is down from the high in our 2021 fiscal year. In our 2023 fiscal year park revenue was negatively impacted by approximately $1.0 million at our Georgia Park from the March severe weather and tornado event, subsequent closure and multi-phased reopening.

	Fiscal Year
	2024	2023	2022	2021	2020
Total revenues	$9,912,260	$9,440,248	$10,741,417	$11,862,491	$9,507,264
% change	5.0%	-12.1%	-9.5%	24.8%	53.7%
Reported income (loss) before income taxes	(1,479,797)	(572,421)	1,030,291	3,680,546	3,693,869
% change	na	na	-72.0%	-0.4%	147.0%
% of total revenues	-14.9%	-6.1%	9.6%	31.0%	38.9%
Adjusted income (loss) before income taxes (*)	582,258	(203,466)	1,130,291	3,490,558	3,669,496
% change	na	na	-67.6%	-4.9%	132.9%
% of total revenues	5.9%	-2.2%	10.5%	29.4%	38.6%
Adjusted EBITDA	1,746,203	1,220,535	2,168,161	4,620,623	4,457,682
% change	43.1%	-43.7%	-53.1%	3.7%	108.4%
% of total revenues	17.6%	12.9%	20.2%	39.0%	46.9%
Net cash provided by operating activities	801,456	927,478	1,540,719	3,308,718	3,680,401
% change	-13.6%	-39.8%	-53.4%	-10.1%	98.1%
% of total revenues	8.1%	9.8%	14.3%	27.9%	38.7%

* Excludes net contested proxy and related expenses of $2.04 million, a legal settlement charge of $75,000 and tornado related insurance proceeds of $53,755 in 2024; net tornado expenses and asset write-offs of $368,955 in 2023; a $100,000 legal settlement charge in 2022; a $189,988 gain on extinguishment of debt in 2021; and $24,373 of tornado related insurance proceeds in 2020.

Adjusted EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles (“GAAP”) and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. We believe that Adjusted EBITDA is a meaningful measure as it is widely used by analysts, investors and comparable companies in the entertainment and attractions industry to evaluate our operating performance on a consistent basis, as well as more easily compare our results with those of other companies in our industry. We also believe Adjusted EBITDA is a meaningful measure of park-level operating profitability. Adjusted EBITDA is a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under GAAP.

The following table provides a reconciliation of our income before income taxes to our Adjusted EBITDA for our last five fiscal years:

	Fiscal Year
	2024	2023	2022	2021	2020
Income before income taxes	$(1,479,797)	$(572,421)	$1,030,291	$3,680,546	$3,693,869
Depreciation and amortization	871,967	884,459	782,987	704,016	576,139
(Gain) loss on disposal of operating assets, net	62,734	317,146	(6,738)	90,105	29,121
Contested proxy and related matters, net	2,040,810	-	-	-	-
Tornado damage and expenses, net	(53,755)	368,955	-	-	(24,373)
Legal settlement	75,000	-	100,000	-	-
Interest expense	229,244	222,396	261,621	335,944	182,926
Gain on extinguishment of debt	-	-	-	(189,988)	-
Adjusted EBITDA	$1,746,203	$1,220,535	$2,168,161	$4,620,623	$4,457,682

Contested Proxy and Related Matters

On December 22, 2023, Focused Compounding Fund, LP (together with the participants in its solicitation, “Focused Compounding”) submitted documents to the Company providing notice as to a demand that the Company hold a special meeting of stockholders (the “Special Meeting”). The Special Meeting was held for the purpose of asking stockholders to consider and vote upon five proposals, including a proposal for the removal of all directors currently serving on the Board of Directors and a proposal for the election of a new Board of Directors comprised entirely of Focused Compounding’s slate of three candidates. The Special Meeting was held on February 26, 2024 and Focused Compounding’s proposal to reconstitute the Board of Directors received the votes of a majority of shareholders who voted, but not a sufficient majority for approval under Nevada law, so it did not pass.

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

On June 14, 2024, the Company announced that Lisa Brady stepped down as its President and Chief Executive Officer, and the Company’s Board had appointed Geoffrey Gannon as the Company’s President. Mr. Gannon is also the Portfolio Manager at Focused Compounding.

We engaged legal counsel specializing in activist stockholder matters, as well as several other consultants, during this proxy contest and for the year ended September 29, 2024, we incurred $2.04 million of associated expenses, net. As of September 29, 2024, we had approximately $982,200 of unpaid expenses associated with the contested proxy and related matters. We are working with our directors and officers insurance carrier regarding potential insurance coverage related to the expenses associated with the contested proxy and related matters. See “NOTE 3. CONTESTED PROXY AND RELATED MATTERS” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Georgia Park Severe Weather and Tornado

For the year ended October 1, 2023, we incurred $780,941 of Georgia Park severe weather and tornado related expenses, primarily due to tree and other debris removal, repairing and replacing underground water pipes throughout the property, as well as general clean-up efforts. In addition, we had tornado and severe weather-related asset write-offs of $275,297, primarily associated with damage to various animal exhibits, several buildings, fencing and other infrastructure. These expenses and asset write-offs were partially offset by insurance proceeds totaling $687,283, net of deductibles and co-insurance. We also estimate our Georgia park revenues for our 2023 fiscal year were negatively impacted by approximately $1.0 million as a result of the severe weather and tornado event, subsequent closure and multi-phased reopening. For the year ended September 29, 2024, we received the final expected insurance proceeds of $53,755 related to the Georgia Park 2023 tornado event. See “NOTE 4. TORNADO EXPENSES AND ASSET WRITE-OFFS” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Consolidated and Segment Results of Operations for the Year Ended September 29, 2024 as Compared to the Year Ended October 1, 2023

We manage our operations on an individual location basis. Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision-making. The primary performance measures used to allocate resources are park earnings before interest, tax, depreciation and amortization, and free cash flow. We use park earnings before interest, tax, depreciation and amortization, and free cash flow as a measure of profitability to gauge segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each segment.

The following table shows our consolidated and segment operating results for the years ended September 29, 2024 and October 1, 2023:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023
Total revenues	$5,960,259	$5,873,526	$2,036,280	$1,692,765	$1,915,721	$1,873,957	$9,912,260	$9,440,248
Segment income	2,294,879	2,054,001	457,219	257,379	72,921	27,577	2,825,019	2,338,957
Segment income margin %	38.5%	35.0%	22.5%	15.2%	3.8%	1.5%	28.5%	24.8%

Corporate expenses							(1,211,764)	(1,198,652)
Depreciation and amortization							871,967	884,459
Loss on asset disposals, net							62,734	317,146
Contested proxy and related matters, net							2,040,810	-
Tornado expenses and write-offs, net							(53,755)	368,955
Legal settlement							75,000	-
Other income, net							132,948	80,230
Interest expense							(229,244)	(222,396)
Loss before income taxes							$(1,479,797)	$(572,421)

Total Revenues

		Fiscal 2023
	Fiscal 2024	Actual	Pro Forma
Georgia Park	$5,878,833	$5,826,446	$6,771,382
Missouri Park	2,008,244	1,692,765	1,653,660
Texas Park	1,792,249	1,755,354	1,725,027
Total park revenues	$9,679,326	$9,274,565	$10,150,069

Our total revenues for the year ended September 29, 2024 were $9.91 million, an increase of $472,012, compared to the year ended October 1, 2023. Our park revenues increased by $404,761 or 4.4% and animal sales increased by $67,251. In mid-January 2024 we completed the strategic switch to a new online ticketing platform. While this change had a net neutral impact on our profitability, we no longer directly up-charge customer transaction fees. On a pro forma basis, adjusting for the impact of our Georgia Park closure and phased reopening that extended over roughly an eight week period during the year ended October 1, 2023, as well as the change in accounting for customer transaction processing fees, our park revenues for the year ended September 29, 2024 decreased by approximately $470,800 or 4.6%.

Georgia park revenues were $5.88 million, an increase of $52,387 or 0.9%. On a pro forma basis, adjusting for the tornado damage closure and phased reopening, as well as the change in accounting for transaction processing fees, Georgia park revenue decreased by approximately $892,500 or 13.2%. Missouri park revenues were $2.01 million, an increase of $315,479 or 18.6%. On a pro forma basis, adjusting for the change in accounting for transaction processing fees, Missouri park revenues increased by approximately $354,600 or 21.4%. Texas park revenues were $1.79 million, an increase of $36,895 or 2.1%. On a pro forma basis, adjusting for the change in accounting for transaction processing fees, Texas park revenues increased by approximately $67,200 or 3.9%.

Segment Income

Our segment income was $2.83 million for the year ended September 29, 2024, an increase of $486,062, compared to a segment income of $2.39 million for the year ended October 1, 2023. Our Georgia Park generated segment income of $2.29 million, an increase of $240,878, primarily attributable to higher park revenues and animal sales, as well as lower advertising and general operating expenses, partially offset by lower food service and gift shop margins, as well as higher insurance expense. Our Missouri Park generated segment income of $457,219, an increase of $199,840, primarily attributable to higher park revenues and animal sales, as well as lower general operating costs, partially offset by higher staffing related costs, animal feed costs, and insurance costs. Our Texas Park generated segment income of $72,921, an increase of $45,344, primarily attributable to higher park revenues, as well as lower advertising and general operating expenses, partially offset by higher staffing related costs, expenses associated with animal sales and insurance costs.

Corporate Expenses

Corporate spending increased by $13,112 to $1.21 million for the year ended September 29, 2024, primarily due to higher severance costs and annual stockholders meeting costs, as well as higher general expenses, partially offset by lower other compensation related expense and lower travel costs.

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended September 29, 2024 decreased by $12,492, to $871,967, primarily attributable to lower depreciation expense for our Missouri Park higher, partially offset by higher depreciation expense for our Georgia Park.

Loss on Asset Disposals, Net

Our net loss on asset disposals for the year ended September 29, 2024 totaled $62,734, a decrease of $254,412. Our 2024 fiscal year net loss on asset disposals is primarily attributable to animal deaths prior to the end of their estimated life expectancy as well as the disposal of certain assets no longer useful to the business or deemed too costly to maintain or repair. Our 2023 fiscal year net loss on asset disposals was primarily attributable to terminated capital projects and contracts, as well as animal losses.

Contested Proxy and Related Matters, Net

During the year ended September 29, 2024, we recorded $2.04 million of net expenses associated with a contested proxy and related matters. This includes costs associated with preparation for and conducting a Special Meeting of Stockholders held on February 26, 2024, legal costs associated with a lawsuit filed in the State of Nevada by Focused Compounding on March 1, 2024, as well as costs leading up to and associated with the annual stockholder meeting on June 6, 2024. These costs were partially offset by directors and officers insurance proceeds of $50,000 received in October 2024. See “NOTE 3. CONTESTED PROXY AND RELATED MATTERS” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Tornado Expenses and Write-offs, Net

As a result of the tornado and severe weather damage at our Georgia Park during March 26-27, 2023, for the year ended October 1, 2023, we recorded $780,941 of tornado related expenses, primarily due to tree and other debris removal, repairing and replacing underground water pipes throughout the property, as well as general clean-up and reopening efforts. In addition, we recorded tornado and severe weather-related asset write-offs of $275,297, primarily associated with damage to various animal exhibits, several buildings, fencing and other infrastructure. These expenses and write-offs were partially offset by $687,283 of insurance proceeds from our commercial property coverage. During year ended September 29, 2024, we received the final expected insurance proceeds of $53,755 related to the Georgia Park 2023 tornado event.

Legal Settlement

During the year ended September 29, 2024, we entered into a settlement agreement and paid $75,000 to settle a lawsuit initiated by a former employee alleging several instances of employment discrimination. See “NOTE 10. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Other Income, Net

Other income, net, was $132,948 for the year ended September 29, 2024, an increase of $52,718, attributable to lower non-operating expenses and higher interest income, partially offset by lower mineral rights royalty income from our Texas Park property.

Interest Expense

Interest expense for the year ended September 29, 2024 was $229,244, an increase of $6,848, due to the write-off of deferred financing costs associated with our Texas Park term loan that was refinanced on September 30, 2024, partially offset by a reduction in term loan interest expense. See “NOTE 5. LONG-TERM DEBT” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Income Taxes

For the year ended September 29, 2024, we generated a pre-tax loss of $1.48 million and recorded a tax benefit provision of $385,316, resulting in an effective tax rate of approximately 26.0%. For the year ended October 1, 2023, a pre-tax loss of $572,421 and recorded a tax benefit provision of $88,683, resulting in an effective tax rate of approximately 15.5%, which was unfavorably impacted by state income taxes due to operating losses for our Missouri and Texas Parks. For additional information, see “Note 9. Income Taxes” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Net Income and Income Per Share

Our reported net loss for the year ended September 29, 2024 was $1.09 million or $0.01 per basic share and per fully diluted share, an increase of $610,743 compared with a reported net loss of $483,738 or $0.01 per basic share and per fully diluted share, for the year ended October 1, 2023.

	For the year ended
	September 29, 2024	October 1, 2023
Net loss	$(1,094,481)	$(483,738)
Contested proxy and related matters, net	2,040,810	-
Tornado expenses and write-offs, net	(53,755)	368,955
Legal settlement	75,000	-
Tax impact	(556,750)	(99,620)
Adjusted net income (loss)	$410,824	$(214,403)

As shown in the table above, several one-time items impacted our year-over-year reported net income comparison. Excluding the after-tax impact of these items our adjusted net income for our 2024 fiscal year increased by a net $625,227. This increase in adjusted net income is attributable to a $240,878 increase in Georgia Park segment, a $199,840 increase in Missouri park segment income, a $45,344 increase in Texas park segment income, a $254,412 decrease in losses on asset disposals, a $52,718 increase in other income, and a $12,492 decrease in depreciation and amortization expense, partially offset by a $13,112 increase in Corporate expenses, a $6,848 increase in interest expense and a higher adjusted income tax expense of $160,497.

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

Our working capital was $1.60 million as of September 29, 2024, compared to $3.69 million as of October 1, 2023. The year-over-year decrease in working capital primarily reflects cash used in the contested proxy and related matters, for capital expenditures, and scheduled term loan payments, partially offset by cash generated by operating activities during our 2024 fiscal year, excluding the contested proxy matter.

Total loan debt, including current maturities, as of September 29, 2024 was $3.50 million compared to $4.23 million as of October 1, 2023. The year-over-year decrease in total loan debt is primarily the result of scheduled term loan payments during our 2024 fiscal year.

As of September 29, 2024, we had equity of $13.95 million and total loan debt of $3.50 million, resulting in a debt to equity ratio of 0.25 to 1.0, compared to 0.28 to 1.0 as of October 1, 2023.

Operating Activities

Net cash provided by operating activities was $801,456 for our 2024 fiscal year, compared to $927,478 for our 2023 fiscal year, resulting in a decrease of $126,022, primarily due to lower non-cash operating expenses and higher net loss, offset by lower net working capital cash usage.

Investing Activities

Net cash used in investing activities was $1.63 million for our 2024 fiscal year, compared to $1.56 million for our 2023 fiscal year, resulting in an increase of $70,053. Our 2024 fiscal year investing activities included $906,955 of capital expenditures, compared to $1.56 million spent on capital expenditures during our 2023 fiscal year, a decrease of $650,889. We also made $800,000 of net investments in certificates of deposit during our 2024 fiscal year.

During our 2024 fiscal year, capital expenditures at our Georgia Park included various infrastructure improvements to roadways, fencing and sidewalks, several animal acquisitions, a walk-in freezer, and improvements to several animal habitats. We also started a restroom facility replacement and new carnivore night house, with each project expected to be completed early in calendar 2025. During our 2023 fiscal year, capital expenditures at our Georgia Park included various enclosure updates including the addition of a state-of-the-art ring-tailed lemur exhibit, an aviary and walk-in budgie parrot feeding experience, the general rebuild of many areas impacted by the severe weather and tornado event, as well as guest rental vehicle fleet and capital equipment additions.

For our Missouri Park, 2024 fiscal year capital expenditures included a new nature path, including a walking bridge and fish feeding experience, a hay storage barn, as well as various vehicles and equipment to improve operations. During our 2023 fiscal year, capital expenditures at our Missouri Park included the completion of a new otter exhibit which opened in May 2023, renovations of various animal shelters and exhibits, and capital equipment additions.

For our Texas Park, 2024 fiscal year capital expenditures included an upgrade to the electrical infrastructure, completion of a keeper building to improvement the efficiency of operations, and a hay storage barn to allow for more cost effective hay purchasing. During our 2023 fiscal year, capital expenditures at our Texas Park included several animal acquisitions, an additional drive-through zone for zebras and camels, and several capital maintenance projects.

Financing Activities

Net cash used in financing activities totaled $777,986 for the year ended September 29, 2024, compared to $738,617 million for the year ended October 1, 2023, resulting in an increase of $39,369, primarily due to scheduled principal payments on our term loans.

Borrowing Agreements

On June 18, 2021, through our wholly owned subsidiary Wild Animal – Georgia, we completed a refinancing transaction (the “2021 Refinancing”) with Synovus Bank. The 2021 Refinancing included a term loan in the original principal amount of $1.95 million. The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. We paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was $1.11 million as of September 29, 2024.

On April 27, 2020, through our wholly owned subsidiary Aggieland-Parks Inc., we acquired Aggieland Wild Animal – Texas. In part, this acquisition was financed with the “2020 Term Loan” from First Financial Bank (“First Financial”). The 2020 Term Loan in the original principal amount of $5.0 million from First Financial is secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bore an interest rate of 5.0% per annum, had a maturity date of April 27, 2031, and required interest only monthly payments through April 2021. The 2020 Term Loan required monthly payments of approximately $53,213 beginning in May 2021. We paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the incremental proceeds of the 2021 Term Loan, combined with additional funds, to paydown $1.0 million against the 2020 Term Loan, which had an outstanding balance of $2.39 million as of September 29, 2024. On September 30, 2024, the 2020 Term Loan with First Financial was fully paid off with the proceeds of the term loan described “Subsequent Events”.

Subsequent Events

On September 30, 2024, Aggieland-Parks, Inc. completed a refinancing transaction (the “2025 Refinancing”) with Cendera Bank N.A. (“Cendera”). The 2025 Refinancing included a term loan in the original principal amount of $2.5 million (the “2025 Term Loan). The 2025 Term Loan bears interest at a daily adjusted rate equal to the Prime Rate minus 0.5%. The Prime Rate was 8.0% as of September 30, 2024; as such the 2025 Term Loan bears an initial interest rate of 7.5%. The 2025 Term Loan has a term of 10 years, with a 15-year amortization, and a balloon payment of the outstanding principal balance due September 30, 2034. The initial monthly loan payment is $23,200. Aggieland-Parks, Inc. paid approximately $56,500 of fees and expenses in connection with the 2025 Term Loan. The 2025 Term Loan is secured by substantially all the assets of Aggieland-Parks, Inc., as well as a cash collateral reserve of $2.5 million established by Focused Compounding Fund, LP, with Cendera. Geoffrey Gannon and Andrew Kuhn control Focused Compounding Fund, LP, and each serve on the Board of the Company, and Mr. Gannon is the Company’s President. Focused Compounding did not receive a fee or any other benefit in connection with establishing the above-described cash collateral reserve.

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

Revenue Recognition

We recognize revenues when a performance obligation has been satisfied by transferring control of promised services or products to our customers in an amount that reflects the amount we have received or expect to receive in exchange for those services or products. Park admission revenues for annual passes and memberships are deferred and recognized as revenue on a pro-rata basis over the term of the pass or membership. Park admission fee revenues from advance online ticket purchases are deferred until the customers’ visit to the parks. Advance online tickets can generally be used anytime during the one year period from the date of purchase. Revenues from retail and concession sales are generally recognized upon the concurrent receipt of payment and delivery of goods to the customer. Sales taxes billed and collected are not included in revenue.

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

Contingencies

We have various contingencies, as described in “NOTE 10. COMMITMENTS AND CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. We are not aware of any other legal matters involving the Company, however, there can be no assurance that all proceedings that may currently be brought against us are known by us at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related notes are set forth on pages F-1 through F-19.

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

Management based its assessment of the Company’s internal control over financial reporting on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting are effective as of September 29, 2024.

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as of September 29, 2024.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Title
Geoffrey Gannon	39	President and Director
Todd R. White	62	Chief Financial Officer
Ralph Molina	27	Head of Investor Relations and Corporate Strategy, Secretary and Director
Andrew Kuhn	28	Director
Jacob McDonough	32	Director
Jon M. Steele	74	Director

On December 22, 2023, Focused Compounding Fund, LP (together with the participants in its solicitation, “Focused Compounding”) submitted documents to the Company providing notice as to a demand that the Company hold a special meeting of stockholders (the “Special Meeting”). The Special Meeting was held for the purpose of asking stockholders to consider and vote upon five proposals, including a proposal for the removal of all directors currently serving on the Board of Directors and a proposal for the election of a new Board of Directors comprised entirely of Focused Compounding’s slate of three candidates. The Special Meeting was held on February 26, 2024 and Focused Compounding’s proposal to reconstitute the Board of Directors received the votes of a majority of shareholders who voted, but not a sufficient majority for approval under Nevada law, so it did not pass.

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

On June 14, 2024, we announced that Lisa Brady stepped down as its President and Chief Executive Officer, and the Company’s Board had appointed Geoffrey Gannon as the Company’s President. Mr. Gannon is also the Portfolio Manager at Focused Compounding.

Geoffrey Gannon

Geoffrey Gannon has served as a director of the Company since June 6, 2024, and as its President since June 14, 2024. Mr. Gannon is the Portfolio Manager at Focused Compounding Fund, LP, and has served in that position since 2020. Prior to launching the Focused Compounding Fund, LP in 2020, Mr. Gannon served as the Portfolio Manager of Focused Compounding Capital Management, LLC, a separately managed accounts firm that was launched in 2018 and is still active today, and is the general partner of Focused Compounding Fund, LP. Mr. Gannon has served as the Portfolio Manager of Focused Compounding Capital Management, LLC since 2018 and continues to serve in such capacity today. Mr. Gannon is also a managing member of Focused Compounding Capital Management, LLC. Focused Compounding Fund, LP and Focused Compounding Capital Management, LLC are together a hedge fund investment firm. Mr. Gannon has no relation to John Gannon, who until February 29, 2024, sat on the Board of the Company. Since 2005, Mr. Gannon has been writing and sharing information on numerous topics surrounding value investing. Since 2018, Mr. Gannon has regularly produced a podcast jointly with Mr. Kuhn on which they efficiently and effectively explain investment strategy to their followers who look to them for in depth but understandable advice.

Todd R. White

Todd R. White was appointed the Chief Financial Officer of Parks! America in May 2013 and served as a Director of the Company from January 2014 until September 6, 2024. Prior to joining the Company, from 1992 through 2011, Mr. White was an executive with The Scotts Miracle-Gro Company in a variety of roles, and served most recently as its Vice President, Global Controller from 2005 through 2011. Mr. White was with Price Waterhouse in Cincinnati, Ohio from 1986 to 1992. He received a B.A. in business administration from The Ohio State University and an MBA from the University of Wisconsin-Madison.

Ralph Molina

Ralph Molina has served as a director of the Company since June 6, 2024, as its Secretary since June 14, 2024, and as its Head of Investor Relations and Corporate Strategy since June 21, 2024. Prior to joining the Company, Mr. Molina served as a Senior Investor Relations Analyst at The Cheesecake Factory from January to June 2024. At the Cheesecake Factory, Mr. Molina was responsible for executing all strategic and tactical elements of the investor relations program, from quarterly earnings to the Annual Shareholder Meeting. From 2021 to 2023, Mr. Molina served as an Investor Relations Analyst at Edison International. From 2019 to 2020, Mr. Molina served as a Deals Associate at PricewaterhouseCoopers, specializing in valuations related to mergers and acquisitions. Mr. Molina has a Bachelor of Science in Finance from San Diego State University.

Andrew Kuhn

Andrew Kuhn has served as a director of the Company since June 6, 2024. Mr. Kuhn is a Managing Member of Focused Compounding Capital Management, LLC, the general partner of Focused Compounding Fund, LP, and the Operations Manager at Focused Compounding Fund, LP, and has served in this position since 2020. Prior to launching the Focused Compounding Fund, LP in 2020, Andrew served as the Operations Manager of Focused Compounding Capital Management, LLC, a separately managed accounts firm that was launched in 2018 and is still active today, and as stated above, is the general partner of Focused Compounding Fund, LP. Mr. Kuhn has served as the Operations Manager of Focused Compounding Capital Management, LLC since 2018 and continues to serve in such capacity today. Through his X (formerly known as Twitter) account, Mr. Kuhn regularly engages with over 40,000 users and provides key insight and thoughts on investment and business strategies. Since 2018, Mr. Kuhn has regularly produced a podcast jointly with Mr. Gannon on which they efficiently and effectively explain investment strategy to their followers who look to them for in-depth but understandable advice.

Jacob McDonough

Jacob McDonough has served as a director of the Company since June 6, 2024. McDonough is an analyst at BDG Partners LLC, an alternative investment firm focused on unique, overlooked markets. From 2021 to 2024, Mr. McDonough was the Portfolio Manager of McDonough Investments, a capital management firm that he founded. From 2017 to 2021, Mr. McDonough served as an investment analyst for New Constructs, LLC, an independent research technology firm that provides insights into the fundamentals and valuations of thousands of publicly traded businesses. During Mr. McDonough’s time at New Constructs, he reviewed and analyzed thousands of Forms 10-K and 10-Qs to reverse accounting distortions and built reverse discounted cash flow models that gauge expectations implied in stock prices. Mr. McDonough produces content regarding complex financial topics to provide investors with key financial information in easy-to-understand formats. He is the author of “Capital Allocation: The Financials of a New England Textile Mill (1955-1985),” a book that covers Warren Buffett’s capital reallocation from a failing textile mill to other profitable companies during the early days of his control over Berkshire Hathaway. He also regularly posts blog articles and podcasts with research and analysis. In 2014, Mr. McDonough earned a Bachelor of Arts in Finance from Michigan State University

Jon M. Steele

Jon M. Steele has served as a director of the Company since June 6, 2024 and has been a stockholder in the Company since 2010. Mr. Steele is a retired attorney with over forty years of experience. From 2003 to his retirement in 2022, Mr. Steele was a Partner at Runft & Steele Law Offices, PLLC, where he engaged in general civil, trial and appellate practice in all Idaho and U.S. District Courts for the District of Idaho, with emphasis on personal injury, product liability, real estate, business, insurance, construction and commercial litigation. Mr. Steele is a member of the Idaho State Bar Association, and he is admitted to practice before the Idaho Supreme Court, United States District Courts for the District of Idaho and the United States Court of Appeals for the Ninth Circuit. From 1988-2003, Mr. Steele held various positions in the real estate construction and development industry, culminating with serving as General Counsel to Precision Craft Log Structures, Inc., a home design and construction company located in Meridian, Idaho from 2001-2003. From 1978-1988, Mr. Steele was a Partner at Ellis, Brown, Sheils & Steele, Chtd, where he specialized in civil litigation. Mr. Steele has also held multiple roles in government, including acting as a Special Deputy Attorney General for the State of Idaho in connection with gasoline price fixing anti-trust litigation from 1985-1986. Mr. Steele received his B.A. from the University of Iowa in 1973 and his JD from Drake University in 1975.

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

Audit Committee

Our Audit Committee is responsible for: (1) overseeing the accounting and financial reporting processes of the Company, including the audits of the Company’s consolidated financial statements; (2) appointing, compensating and overseeing the work of the independent registered public accounting firm employed by the Company; (3) assisting the Board in its oversight of: (a) the integrity of the Company’s consolidated financial statements and (b) the independent registered public accounting firm’s qualifications and independence; and (4) undertaking the other matters required by applicable rules and regulations of the SEC. Our Audit Committee is comprised of two directors, Jacob McDonough (Chairman) and Jon Steele. The Board has determined that Jacob McDonough qualifies as an “audit committee financial expert” as that term is defined in the applicable SEC Rules.

Our Audit Committee met four times in the twelve-month period ended September 29, 2024.

Compensation Committee

Our Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. Our Compensation Committee met one time during the twelve-month period ended September 29, 2024.

Strategic Growth Committee (Discontinued)

Our Strategic Growth Committee was responsible for: (1) working with the CEO to lead the development of a strategic plan and associated periodic updates, and annual goal setting; and (2) leading or assisting in the process of recruitment and hiring of key Company personnel. The Strategic Growth Committee was composed of three directors, Charles Kohnen, Rick Ruffolo (Chairman) and Dale Van Voorhis. Lisa Brady worked closely with this Committee. The Strategic Growth Committee did not meet during the twelve-month period ended September 29, 2024 and was discontinued effective June 6, 2024.

Code of Ethics

On December 4, 2023 our Board of Directors adopted a Code of Conduct, effective January 1, 2024. We have posted a copy of the Code of Ethics on our website at www.animalsafari.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Ethics by posting such information on our website at www.animalsafari.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

Insider Trading Policy

On February 2, 2023 our Board of Directors adopted a Policy on Insider Trading, effective immediately. We have posted a copy of our Policy on Insider Trading on our website at www.animalsafari.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Policy on Insider Trading by posting such information on our website at www.animalsafari.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Delinquent Section 16(a) Reports

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our other executive officers, for the years ended September 29, 2024, October 1, 2023 and October 2, 2022.

Name & Principal		Salary	Bonus	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Geoffrey Gannon (1)	2024	—	—	—	—	—	—	—	—
President and Director	2023	—	—	—	—	—	—	—	—
	2022	—	—	—	—	—	—	—	—
Lisa Brady (2)	2024	132,516	17,500	—	—	—	—	231,500	381,516
Chief Executive Officer	2023	153,125	5,000	76,667	—	—	—	2,227	237,019
	2022	—	—	—	—	—	—	—	—
Todd R. White	2024	92,915	10,000	10,000	—	—	—	4,348	117,263
Chief Financial Officer	2023	90,000	—	10,000	—	—	—	3,627	103,627
	2022	90,000	20,000	10,000	—	—	—	3,466	123,466

(1) Mr. Gannon has served as the Company’s President since June 14, 2024. He has elected to fill this role without direct compensation. Mr. Gannon is also the Portfolio Manager at Focused Compounding Fund, LP, which owns 40.2% of the Company’s issued and outstanding stock as of December 9. 2024.

(2) Ms. Brady served as the Company’s President and CEO from November 14, 2022 through June 14, 2024.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended September 29, 2024.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	Shares/($)	($)	($)	($)	($)	($)
Dale Van Voorhis	$10,000	—	—	—	—	—	$10,000
		$—
Lisa Brady	—	36,363	—	—	—	—	$10,000
		$(10,000)
John Gannon	$10,000	—	—	—	—	—	$10,000
		$—
Charles Kohnen	$5,000	36,363	—	—	—	—	$15,000
		$(10,000)
Jeffery Lococo	$7,500	54,545	—	—	—	—	$22,500
		$(15,000)
Todd R. White	—	36,363	—	—	—	—	$10,000
		$(10,000)
Richard Ruffolo	$5,000	45,454	—	—	—	—	$17,500
		$(12,500)

Employment Agreements

Effective November 14, 2022, the Company and Ms. Brady entered into an employment agreement (the “Brady Employment Agreement”). Pursuant to the Brady Employment Agreement, Ms. Brady received an initial base annual compensation in the amount of $175,000 per year, subject to annual review by the Board of Directors. Ms. Brady was entitled to receive an annual Performance Incentive of up to 25% of her base annual compensation, subject to performance milestones. Ms. Brady received a $50,000 award of shares of Company stock, which vested on February 14, 2023, after her first ninety days of employment. The number of shares of this award totaled 128,205 based on the $0.39 closing price of the Company’s stock on November 14, 2022. Ms. Brady was also scheduled to receive share awards of the Company’s common stock with a total value of $50,000, $60,000, $70,000 and $75,000 as of the last day of the Company’s fiscal year from its 2023 fiscal year through its 2026 fiscal year, respectively. The number of shares awarded was to be based on the average price of the Company’s stock on the date of the award. Each award was to vest in one-third increments, with the first third vesting on the date of the award, the second third vesting on the first anniversary of the award and the final third vesting on the second anniversary of the award. The number of shares of the 2023 fiscal year award totaled 135,135 based on the $0.37 closing price of the Company’s stock on September 29, 2023, of which 45,045 vested as of that date. Ms. Brady elected to receive this award in cash to pay the income and employment tax obligations associated with her employment associated equity awards. In total, the Company recorded $66,667 of stock-based compensation for the Brady Employment Agreement for the year ended October 1, 2023. Ms. Brady also received a $5,000 sign-on bonus. The Brady Employment Agreement had a term of five.

Effective June 14, 2024, Ms. Brady stepped down as the Company’s President and Chief Executive Officer and she received a severance payment of $180,000 on June 25, 2024. In addition, per the terms of her separation agreement, Ms. Brady received a termination payment of $50,000 on September 27, 2024. All unvested equity awards under the Brady Employment Agreement were forfeited effective June 14, 2024.

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

Effective as of January 1, 2024, the Company and Todd R. White, the Company’s Chief Financial Officer, entered into an employment agreement (the “2024 White Employment Agreement”). Pursuant to the 2024 White Employment Agreement, Mr. White received an initial base annual compensation in the amount of $90,000 per year, which was increased to $95,000 effective March 1, 2024, subject to annual review by the Board of Directors. The 2024 White Employment Agreement has a term of two years. On September 3, 2024, the Company and Mr. White entered into a Separation Agreement whereby Mr. White agreed to remain as the Company’s Chief Financial Officer through December 31, 2024 at his regular salary or until the earlier termination of his employment. On September 5, 2024, pursuant to a Stock Purchase Agreement dated September 4, 2024, Focused Compounding Fund, LP acquired Mr. White’s 1,344,555 share of common stock of the Company at $0.40 per share, for an aggregate price of $537,822.

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

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of December 9, 2024. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

The address of each beneficial owner is care of Parks! America, Inc., 1300 Oak Grove Road, Pine Mountain, GA 31822, unless otherwise set forth below that entity’s or person’s name.

Name	Number of Shares Owned	Percent (1)	Title
Geoffrey Gannon	(2)	(2)	President and Director
Andrew Kuhn	(2)	(2)	Director
Todd R. White	-	0.0%	Chief Financial Officer
Jon M. Steele	498,350	0.7%	Director
Ralph Molina	-	0.0%	Secretary and Director
Jacob McDonough	-	0.0%	Director
Focused Compounding Fund, LP	30,454,705	40.2%
3838 Oak Lawn Ave, Suite 1000
Dallas, TX 75219
Charles Kohnen (3)	22,954,471	30.3%
5424 Spice Bush Ct
Dayton, OH 45429

(1)	Based upon shares of common stock issued and outstanding as of December 9, 2024, except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding.

(2)	Messrs. Gannon and Kuhn jointly control Focused Compounding Fund, LP, the Company’s largest shareholder.

(3)	16,032,600 of the Company’s shares owned by Mr. Kohnen are held jointly with his spouse.

Officers, directors and their controlled entities, as a group, controlled approximately 40.9% of the outstanding common stock of the Company as of December 9, 2024.

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

On September 30, 2024, Aggieland-Parks, Inc. completed the 2025 Refinancing with Cendera. The 2025 Refinancing included the 2025 Term Loan in the original principal amount of $2.5 million. The 2025 Term Loan bears interest at a daily adjusted rate equal to the Prime Rate minus 0.50%. The 2025 Term Loan has a term of 10 years, with a 15-year amortization, and a balloon payment of the outstanding principal balance due September 30, 2034. The initial monthly loan payment is $23,200. Aggieland-Parks, Inc. paid approximately $56,500 of fees and expenses in connection with the 2025 Term Loan. The 2025 Term Loan is secured by substantially all the assets of Aggieland-Parks, Inc., as well as a cash collateral reserve of $2.5 million established by Focused Compounding Fund, LP, with Cendera. As previously described, Mr. Gannon and Mr. Kuhn control Focused Compounding Fund, L.P., and each serve on the Board of the Company, and Mr. Gannon is the Company’s President. Focused Compounding Fund, L.P. did not receive a fee or any other benefit in connection with establishing the above-described cash collateral reserve.

Director Independence

Of the members of the Company’s Board of Directors: Jon M. Steele and Jacob McDonough are considered independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual (note, our common shares are not currently listed on NASDAQ or any other national securities exchange, and this reference is used for definitional purposes only).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Audit-Related Fees

GBQ Partners LLC was appointed as our independent registered accounting firm effective April 8, 2020.

Fees billed by our independent registered public accounting firm, for the audit and quarterly reviews of our financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the years ended September 29, 2024 and October 1, 2023 were approximately $69,000 and $61,000, respectively.

All Other Fees

Our independent registered public accounting firm billed no other fees for the years ended September 29, 2024 and October 1, 2023.

Audit Committee Pre-Approval Policies and Procedures

The audit committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm to assure that the provision of such services do not impair the registered public accounting firm’s independence.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of Great American Family Parks, Inc. dated July 17, 2002 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.2	Amended Articles of Incorporation of Great American Family Parks, Inc. dated January 26, 2004 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.3	Bylaws of Great American Family Parks, Inc. dated January 30, 2004 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.4	Great American Family Parks 2005 Stock Option Plan dated February 1, 2005 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.5	Amended Bylaws of the Company, as of January 17, 2011 (incorporated by reference to the Annual Report on Form 10-KT filed by the Company on December 29, 2012).

3.6	Amended Bylaws of the Company as of June 12, 2012 (incorporated by reference to the Report on Form 8-K filed by with the Securities and Exchange Commission on July 16, 2012).

14.1	Code of Conduct

14.2	Policy on Insider Trading

21.1	Subsidiaries of the Registrant.

23.1	Consent of GBQ Partners LLC dated December 13, 2024.

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of December 13, 2024 by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

By:	/s/ Geoffrey Gannon
Geoffrey Gannon
President
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Geoffrey Gannon	President and Director
	Geoffrey Gannon	(Principal Executive Officer)	December 13, 2024

By:	/s/ Andrew Kuhn
	Andrew Kuhn	Director	December 13, 2024

By:	/s/ Jacob McDonough
	Jacob McDonough	Director	December 13, 2024

By:	/s/ Ralph Molina
	Ralph Molina	Secretary and Director	December 13, 2024

By:	/s/ Jon M. Steele
	Jon M. Steele	Director	December 13, 2024

By:	/s/ Todd R. White	Chief Financial Officer
	Todd R. White	(Principal Financial Officer)	December 13, 2024

ITEM 8

PARKS! AMERICA, INC. and SUBSIDIARIES

Board of Directors and Shareholders

Parks! America, Inc.

Report of Independent Registered Public Accounting Firm

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Parks! America, Inc. (the “Company”) as of September 29, 2024 and October 1, 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2024 and October 1, 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ GBQ Partners LLC
GBQ Partners LLC

We have served as the Company’s auditor since 2020.

Columbus, Ohio

December 13, 2024

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 29, 2024 and October 1, 2023

	September 29, 2024	October 1, 2023
ASSETS
Cash and cash equivalents	$2,489,294	$4,098,387
Short-term investments	835,074	-
Accounts receivable	63,784	36,172
Inventory	372,401	419,149
Prepaid expenses	396,308	558,678
Total current assets	4,156,861	5,112,386

Property and equipment, net	14,829,612	14,910,097
Intangible assets, net	33,011	52,331
Deferred tax asset, net	156,012	-
Other assets	18,575	20,909
Total assets	$19,194,071	$20,095,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,281,966	$79,352
Other current liabilities	466,155	571,343
Current portion of long-term debt, net	809,892	767,675
Total current liabilities	2,558,013	1,418,370

Long-term debt, net	2,687,831	3,459,816
Deferred tax liability, net	-	232,329
Total liabilities	5,245,844	5,110,515

Stockholders’ equity
Common stock; 300,000,000 shares authorized, at $.001 par value; 75,726,851 and 75,517,763 shares issued and outstanding, respectively	75,727	75,518
Capital in excess of par	5,159,762	5,102,471
Retained earnings	8,712,738	9,807,219
Total stockholders’ equity	13,948,227	14,985,208
Total liabilities and stockholders’ equity	$19,194,071	$20,095,723

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 29, 2024 and October 1, 2023

	For the year ended
	September 29, 2024	October 1, 2023
Park revenues	$9,679,326	$9,274,565
Sale of animals	232,934	165,683
Total revenues	9,912,260	9,440,248

Cost of sales	1,412,678	1,284,877
Selling, general and administrative	6,886,327	7,015,066
Depreciation and amortization	871,967	884,459
Contested proxy and related matters, net	2,040,810	-
Tornado expenses and write-offs, net	(53,755)	368,955
Legal settlement	75,000	-
Loss on asset disposals, net	62,734	317,146
Loss from operations	(1,383,501)	(430,255)

Other income, net	132,948	80,230
Interest expense	(229,244)	(222,396)
Loss before income taxes	(1,479,797)	(572,421)

Income tax benefit	(385,316)	(88,683)
Net loss	$(1,094,481)	$(483,738)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding (in 000’s) - basic and diluted	75,677	75,365

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 29, 2024 and October 1, 2023

			Capital in
	Shares	Amount	Excess of Par	Retained Earnings	Total
Balance at October 2, 2022	75,227,058	$75,227	$4,987,762	$10,290,957	$15,353,946
Issuance of common stock to Directors & Officer	290,705	291	114,709	-	115,000
Net loss for the year ended October 1, 2023	-	-	-	(483,738)	(483,738)
Balance at October 1, 2023	75,517,763	$75,518	$5,102,471	$9,807,219	$14,985,208
Issuance of common stock to Directors	209,088	209	57,291	-	57,500
Net loss for the year ended September 29, 2024	-	-	-	(1,094,481)	(1,094,481)
Balance at September 29, 2024	75,726,851	75,727	5,159,762	8,712,738	13,948,227

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 29, 2024 and October 1, 2023

	For the year ended
	September 29, 2024	October 1, 2023
OPERATING ACTIVITIES:
Net loss	$(1,094,481)	$(483,738)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization expense	871,967	884,459
Interest expense - debt financing cost amortization	48,219	5,888
Stock-based compensation	57,500	131,667
Interest accrued on certificates of deposit	(35,074)	-
Deferred income taxes	(388,341)	232,329
Tornado asset write-offs	-	275,297
Loss on asset disposals	62,734	317,146
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(27,612)	(31,767)
(Increase) decrease in inventory	46,748	122,837
(Increase) decrease in prepaid expenses	162,370	(387,896)
Increase (decrease) in accounts payable	1,202,614	(188,215)
Increase (decrease) in other current liabilities	(105,188)	49,471
Net cash provided by operating activities	801,456	927,478

INVESTING ACTIVITIES:
Investments in certificates of deposit	(1,000,000)	-
Maturity of certificate of deposit	200,000	-
Acquisition of property and equipment	(906,955)	(1,557,844)
Investment in intangible assets	-	(5,466)
Proceeds from the disposition of property and equipment	74,392	800
Net cash used in investing activities	(1,632,563)	(1,562,510)

FINANCING ACTIVITIES:
Payments on 2020 Term Loan	(503,121)	(478,679)
Payments on 2021 Term Loan	(269,865)	(259,938)
Line-of-credit fees	(5,000)	-
Net cash used in financing activities	(777,986)	(738,617)

Net decrease in cash	(1,609,093)	(1,373,649)
Cash at beginning of period	4,098,387	5,472,036
Cash at end of period	$2,489,294	$4,098,387

Supplemental Cash Flow Information:
Cash paid for interest	$187,663	$217,496
Cash (refunded) paid for income taxes	$(338,290)	$125,000

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2024

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

In 2005, the Company entered its current business with the purchase of an animal attraction in Pine Mountain, Georgia. In 2008, the Company adopted its current name “Parks! America” and its current stock symbol “PRKA.” Parks! America is domiciled in the state of Nevada and its headquarters is in Pine Mountain, Georgia. The Company’s shares trade on the OTCPink market.

The Company’s Parks are open year round, but experience increased seasonal attendance, typically beginning in the latter half of March through early September. Combined third and fourth quarter park revenues were 61.4% and 60.4% of annual park revenues for the Company’s 2024 and 2023 fiscal years, respectively.

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

Fiscal Year End: The Company’s fiscal year-end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2024 fiscal year, September 29 was the closest Sunday, and for the 2023 fiscal year, October 1 was the closest Sunday. This fiscal calendar aligns the Company’s fiscal periods closely with the seasonality of its business. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins in the latter half of March through early September. The high season typically ends after the Labor Day holiday weekend.

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2024

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

As of September 29, 2029, the fair value of the Company’s short-term investments approximated their carrying values given their remaining duration was 45 days or less. As of September 29, 2024 and October 1, 2023, the fair value of the Company’s long-term debt was $3.24 million and $3.83 million, respectively. The measurement of the fair value of long-term debt is based upon inquiries of the financial institutions holding the respective loans and is considered a Level 2 fair value measurement. The respective carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

Cash and Cash Equivalents: The Company maintains its cash and cash equivalents with high credit quality financial institutions. The Company considers all highly liquid financial instruments with maturities of three months or less to be cash equivalents. The Company maintains cash and cash equivalents in deposit accounts which may at times exceed federally insured limits. As of September 29, 2024 and October 1, 2023, cash and cash equivalents consisted of cash on deposit and a money market account.

Short-Term Investments: The Company periodically invests in certificates of deposit and classifies its certificates of deposit as cash and cash equivalents or short-term investments and reassesses the appropriateness of the classification of its investments at the end of each reporting period. Certificates of deposit held for investment with an original maturity date greater than three months are carried at amortized cost and reported as short-term investments on the consolidated balance sheets. As of September 29, 2024, the Company had $835,074 in two certificates of deposit, including accrued interest, classified as short-term investments. These certificates of deposit secure lines of credit, as detailed in “Note 6: LINES OF CREDIT”. The Company did not have any certificates of deposit as of October 1, 2023.

Accounts Receivable: The safari parks are primarily a payment upfront business; therefore, the Company typically carries little or no accounts receivable. The Company had accounts receivable of $63,784 and $36,172 as of September 29, 2024 and October 1, 2023, respectively. Accounts receivable as of September 29, 2024, included $50,000 directors and officers insurance proceeds as more fully described in “NOTE 3. CONTESTED PROXY AND RELATED MATTERS.”

Inventory: Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The gross profit method is used to determine the change in gift shop inventory for interim periods. Inventories are reviewed and reconciled annually at fiscal year-end because inventory levels turn over rapidly. The Company had inventory of $372,401 and $419,149 as of September 29, 2024 and October 1, 2023, respectively.

Prepaid Expenses: The Company prepays certain expenses primarily due to legal or contractual requirements. The following is a breakdown of prepaid expenses:

	September 29, 2024	October 1, 2023
Prepaid insurance	$272,213	$86,921
Prepaid income taxes	118,695	459,957
Other prepaid expenses	5,400	11,800
Total prepaid expenses	$396,308	$558,678

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2024

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	September 29, 2024	October 1, 2023	Depreciable Lives
Land	6,389,470	$6,389,470	not applicable
Mineral rights	276,000	276,000	25 years
Ground improvements	3,255,128	2,941,958	7-25 years
Buildings and structures	4,014,706	3,812,223	10-39 years
Animal shelters and habitats	3,532,143	3,428,620	10-39 years
Park animals	1,236,921	1,279,080	5-25 years
Equipment - concession and related	512,967	509,078	3-15 years
Equipment and vehicles - yard and field	744,538	817,809	3-15 years
Vehicles - buses and rental	307,726	299,206	3-5 years
Rides and entertainment	152,156	172,154	5-7 years
Furniture and fixtures	27,160	27,160	5-10 years
Projects in process	288,305	212,248
Property and equipment, cost	20,737,220	20,165,006
Less accumulated depreciation	(5,907,608)	(5,254,909)
Property and equipment, net	$14,829,612	$14,910,097

Depreciation expense for the years ended September 29, 2024 and October 1, 2023 totaled $860,772 and $865,969, respectively.

Intangible Assets: Intangible assets consist primarily of a site master plan, website domains and tradename registrations, which are reported at cost and are being amortized over a period of three to ten years. Amortization expense for the years ended September 29, 2024 and October 1, 2023 totaled $11,195 and $18,490, respectively.

Impairment of Long-Lived Assets: The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered impaired, then impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.

Other Current Liabilities: The following is a breakdown of other current liabilities:

	September 29, 2024	October 1, 2023
Accrued compensation	$145,726	$177,868
Deferred revenue	115,950	143,511
Accrued professional fees	75,499	59,638
Accrued property taxes	67,751	49,183
Accrued sales taxes	32,866	46,718
Other accrued liabilities	28,363	94,425
Other current liabilities	$466,155	$571,343

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2024

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

Revenues from park admission fees are recognized at the point in time control transfers to the customer, which is generally when the customer accepts access to the park and the Company is entitled to payment. Park admission revenues for annual memberships are deferred and recognized as revenue on a pro-rata basis over the term of the pass or membership. Park admission fee revenues from advance online ticket purchases are deferred until the customers’ visit to the parks. Advance online tickets can generally be used anytime during the one year period from the date of purchase. Revenues from retail and concession sales are generally recognized upon the concurrent receipt of payment and delivery of goods to the customer. Sales taxes billed and collected are not included in revenue.

Deferred revenues from advance online admission tickets and annual memberships were $115,950 and $143,511 as of September 29, 2024 and October 1, 2023, respectively, and are included within Other Current Liabilities in the accompanying consolidated balance sheets.

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

The Company provides disaggregation of revenue based on geography in “Note 11: Business Segments”, as it believes this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Advertising and Marketing Costs: The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended September 29, 2024 and October 1, 2023 totaled $875,977 and $1,084,376, respectively.

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

September 29, 2024

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

Dividend Policy: The Company has not adopted a policy regarding payment of dividends.

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

Segment Reporting – Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker that are included within each reported measure of segment profit or loss, and requires all annual disclosures currently required by Topic 280 to be included in interim periods. ASU No. 2023-07 is to be applied retrospectively for all periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s disclosures.

Except as noted, the Company does not expect recently issued accounting standards or interpretations to have a material impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.

NOTE 3. CONTESTED PROXY AND RELATED MATTERS

On December 22, 2023, Focused Compounding Fund, LP (together with the participants in its solicitation, “Focused Compounding”) submitted documents to the Company providing notice as to a demand that the Company hold a special meeting of stockholders (the “Special Meeting”). The Special Meeting was held for the purpose of asking stockholders to consider and vote upon five proposals, including a proposal for the removal of all directors currently serving on the Board of Directors and a proposal for the election of a new Board of Directors comprised entirely of Focused Compounding’s slate of three candidates. The Special Meeting was held on February 26, 2024 and Focused Compounding’s proposal to reconstitute the Board of Directors received the votes of a majority of shareholders who voted, but not a sufficient majority for approval under Nevada law, so it did not pass.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2024

NOTE 3. CONTESTED PROXY AND RELATED MATTERS (CONTINUED)

On March 1, 2024, Focused Compounding filed a Complaint in the Eighth Judicial District Court of Clark County against the Company and each of the members of its Board of Directors, alleging that the defendants were contemplating efforts to entrench themselves as members of the Board. See “NOTE 10. COMMITMENTS AND CONTINGENCIES” for additional information.

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

On June 14, 2024, the Company announced that Lisa Brady stepped down as its President and Chief Executive Officer, and the Company’s Board had appointed Geoffrey Gannon as the Company’s President. Mr. Gannon is also the Portfolio Manager at Focused Compounding.

The Company engaged legal counsel specializing in activist stockholder matters, as well as several other consultants, during this proxy contest. For the year ended September 29, 2024, the Company incurred $2.09 million of expenses associated with this contested proxy and related matters, partially offset by $50,000 of insurance proceeds. As of September 29, 2024, the Company had approximately $982,200 of unpaid bills associated with the contested proxy and related matters. The Company continues in discussions with its directors and officers insurance carrier regarding potential insurance coverage related to the expenses associated with the contested proxy and related matters.

NOTE 4. TORNADO EXPENSES AND ASSET WRITE-OFFS

During March 26-27, 2023, the Company’s Georgia Park experienced extensive damage, caused by an EF-3 tornado and over nine inches of rain, resulting in more than 4,500 fallen trees and damage to many of the Park’s animal enclosures, fencing and other infrastructure. The Walkabout Adventure Zoo (“Walkabout”) portion of the property was particularly hard hit. The Georgia Park was closed for 20 days, including for most of its traditionally busy spring break period, which has historically comprised approximately 10%-15% of its annual revenue. The drive-through safari section of the Georgia Park reopened on April 15, 2023. The Walkabout portion of the park reopened in phases, starting with the first phase on May 2, 2023.

For the year ended October 1, 2023, the Company incurred $780,941 of severe weather and tornado related expenses, primarily due to tree and other debris removal, repairing and replacing underground water pipes throughout the property, as well as general clean-up efforts. In addition, the Company recorded related asset write-offs of $275,297, primarily associated with damage to various animal exhibits, several buildings, fencing and other infrastructure. These expenses and write-offs were partially offset by $687,283 of insurance proceeds from our commercial property coverage. While no severe weather and tornado related expenses or asset write-offs were recorded during the year ended September 29, 2024, the Company received the final anticipated tornado damage related insurance proceeds of $53,755.

The Company also made capital expenditures of $615,000 through October 1, 2023 related to severe weather and tornado damage rebuilding projects and approximately $60,000 of capital expenditures during the year ended September 29, 2024 are associated with ongoing severe weather and tornado damage rebuilding projects.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2024

NOTE 5. LONG-TERM DEBT

On June 18, 2021, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2021 Refinancing”) with Synovus Bank (“Synovus”). The 2021 Refinancing included a term loan in the original principal amount of $1.95 million (the “2021 Term Loan”). The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was $1.11 million as of September 29, 2024.

On April 27, 2020, the Company, through its wholly owned subsidiary Aggieland-Parks, Inc., acquired Aggieland Wild Animal – Texas. The purchase price of $7.1 million was financed with a $5.0 million loan (the “2020 Term Loan”) from First Financial Bank, N.A. (“First Financial”), a seller note with a face value of $750,000 (the “Aggieland Seller Note”), and cash totaling $1.38 million. The 2020 Term Loan was secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bore an interest rate of 5.0% per annum, had a maturity date of April 27, 2031, and required interest only monthly payments through April 2021. The 2020 Term Loan required monthly payments of $53,213 beginning in May 2021. The Company paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the incremental proceeds of the 2021 Term Loan, combined with additional funds, to paydown $1.0 million against the 2020 Term Loan, which had an outstanding balance of $2.39 million as of September 29, 2024. On September 30, 2024, the 2020 Term Loan with First Financial was fully paid down with the proceeds of the term loan described below.

On September 30, 2024, Aggieland-Parks, Inc. completed a refinancing transaction (the “2025 Refinancing”) with Cendera Bank N.A. (“Cendera”). The 2025 Refinancing included a term loan in the original principal amount of $2.5 million (the “2025 Term Loan”). The 2025 Term Loan bears interest at a daily adjusted rate equal to the Prime Rate minus 0.5%. The Prime Rate was 8.0% as of September 30, 2024; as such the 2025 Term Loan bears an initial interest rate of 7.5%. The 2025 Term Loan has a term of 10 years, with a 15-year amortization, and a ballon payment of the outstanding principal balance due September 30, 2034. The initial monthly loan payment is $23,200. Aggieland-Parks, Inc. paid approximately $56,500 of fees and expenses in connection with the 2025 Term Loan. The 2025 Term Loan is secured by substantially all the assets of Aggieland-Parks, Inc., as well as a cash collateral reserve of $2.5 million established by Focused Compounding, with Cendera. Geoffrey Gannon and Andrew Kuhn control Focused Compounding, and each serve on the Board of the Company, and Mr. Gannon is the Company’s President. Focused Compounding did not receive a fee or any other benefit in connection with establishing the above-described cash collateral reserve.

Interest expense of $229,244 and $222,396 for the years ended September 29, 2024 and October 1, 2023, respectively, includes $48,219 and $5,888 of debt financing costs amortization, respectively. Debt financing amortization costs for the year ended September 29, 2024 includes $37,331 to write-off the balance of the 2020 Term Loan deferred financing costs, as well $5,000 of line-of-credit fee amortization.

The following table represents the aggregate of the Company’s outstanding long-term debt:

	As of
	September 29, 2024	October 1, 2023
Loan principal outstanding	$3,498,535	$4,271,521
Less: unamortized debt financing costs	(812)	(44,030)
Gross long-term debt	3,497,723	4,227,491
Less current portion of long-term debt, net of unamortized costs	(809,892)	(767,675)
Long-term debt	$2,687,831	$3,459,816

After the 2025 Refinancing on September 30, 2024, the scheduled future principal maturities, by fiscal year, are as follows:

2025	$376,116
2026	394,394
2027	413,667
2028	354,359
2029	129,006
thereafter	1,941,448
Total	$3,608,990

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2024

NOTE 6. LINES OF CREDIT

On October 19, 2023, the Company, through its wholly owned subsidiary Aggieland Wild Animal – Texas, entered a line of credit of up to $350,000 with First Financial (the “2023 First Financial LOC”). The 2023 First Financial LOC matured on October 11, 2024 and carried an interest rate of 5.6% on any utilized portion. The 2023 First Financial LOC was secured by a $350,000 certificate of deposit issued by First Financial, which also matured on October 11, 2024 and paid an effective interest rate of 3.6%. The Company paid a $500 origination fee for the 2023 First Financial LOC. The Company did not renew with 2023 First Financial LOC when the underlying certificate of deposit matured and the proceeds from the certificate of deposit were transferred to the Aggieland Wild Animal – Texas operating account.

On October 24, 2023, the Company, through its wholly owned subsidiary Wild Animal – Georgia, entered a line of credit of up to $450,000 with Synovus (the “2023 Synovus LOC”). The 2023 Synovus LOC matured on October 24, 2024 and carried an interest rate of 7.75% on any utilized portion. The 2023 Synovus LOC was secured by a $450,000 certificate of deposit issued by Synovus, which matured on November 13, 2024 and paid an effective interest rate of 5.25%. The Company paid a $4,500 origination fee for the 2023 Synovus LOC. The Company did not renew with 2023 Synovus LOC when the underlying certificate of deposit matured and the proceeds from the certificate of deposit transferred to in the Wild Animal – Georgia operating account.

As of September 29, 2024 and through their respective maturities, the Company had not made any borrowings against either of these lines of credit. Interest expense for the years ended September 29, 2024 and October 1, 2023, includes $5,000 and $0 of line of credit fee amortization, respectively.

NOTE 7. STOCKHOLDERS’ EQUITY

Shares of common stock issued for service to the Company are valued based on market price on the date of the award.

On December 4, 2023, the Company declared its annual compensation award to seven directors for their service on the Board of Directors. Seven directors were awarded $10,000 each and three directors received a total of $10,000 for serving as committee chairpersons and as a non-employee officer, with such compensation to be paid all in shares of the Company’s common stock, all in cash or a combination thereof, at each director’s election. Five directors elected to receive all shares and two directors elected all cash. Based on the closing stock price of $0.275 per share on December 4, 2023, a total of 209,088 shares were issued on February 2, 2024. The total compensation award cost of $80,000 was reported as an expense in the three months ended December 31, 2023, comprised of $57,500 in stock-based compensation and $22,500 of cash payments.

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

Effective February 14, 2023, Lisa Brady the Company’s then President and Chief Executive Officer vested in 128,205 shares of the Company’s common stock, in accordance with the terms of her employment agreement. The Company recorded compensation award cost of $50,000 in the three month period ended April 2, 2023 and the shares were issued on May 23, 2023.

Officers, directors and their controlled entities own approximately 40.9% of the outstanding common stock of the Company as of September 29, 2024.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2024

NOTE 8. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Loan Guarantee by Focused Compounding:

The 2025 Term Loan is secured by substantially all the assets of Aggieland-Parks, Inc., as well as a cash collateral reserve of $2.5 million established by Focused Compounding, with Cendera. See “NOTE 5. LONG-TERM DEBT” for additional information regarding the 2025 Term Loan. As of September 29, 2024, Focused Compounding owned 40.2% of the outstanding common stock of the Company. Focused Compounding is controlled by Geoffrey Gannon and Andrew Kuhn, who are each on the Company’s Board of Directors and Mr. Gannon is the Company’s President.

Employment Agreements:

Effective November 14, 2022, the Company and Ms. Brady entered into an employment agreement (the “Brady Employment Agreement”). Pursuant to the Brady Employment Agreement, Ms. Brady received an initial base annual compensation in the amount of $175,000 per year, which was increased to $184,000 effective March 1, 2024, subject to annual review by the Board of Directors. Ms. Brady was entitled to receive an annual Performance Incentive of up to 25% of her base annual compensation, subject to performance milestones. Ms. Brady received a $50,000 award of shares of Company stock, which vested on February 14, 2023, after her first ninety days of employment. The number of shares of this award totaled 128,205 based on the $0.39 closing price of the Company’s stock on November 14, 2022. Ms. Brady was also scheduled to receive share awards of the Company’s common stock with a total value of $50,000, $60,000, $70,000 and $75,000 as of the last day of the Company’s fiscal year from its 2023 fiscal year through its 2026 fiscal year, respectively. The number of shares awarded was to be based on the average price of the Company’s stock on the date of the award. Each award was to vest in one-third increments, with the first third vesting on the date of the award, the second third vesting on the first anniversary of the award and the final third vesting on the second anniversary of the award. The number of shares of the 2023 fiscal year award totaled 135,135 based on the $0.37 closing price of the Company’s stock on September 29, 2023, of which 45,045 vested as of that date. Ms. Brady elected to receive this award in cash to pay the income and employment tax obligations associated with her employment based equity awards. In total, the Company recorded $66,667 of stock-based compensation for the Brady Employment Agreement for the year ended October 1, 2023. Ms. Brady also received a $5,000 sign-on bonus. The Brady Employment Agreement had a term of five years.

Effective June 14, 2024, following the contested proxy matter described in “NOTE 3. CONTESTED PROXY AND RELATED MATTERS,” Ms. Brady stepped down as the Company’s President and Chief Executive Officer and she received a severance payment of $180,000 on June 25, 2024. In addition, per the terms of her separation agreement, Ms. Brady received a termination payment of $50,000 on September 27, 2024. All unvested equity awards under the Brady Employment Agreement were forfeited effective June 14, 2024.

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

Effective as of January 1, 2024, the Company and Todd R. White, the Company’s Chief Financial Officer, entered into an employment agreement (the “2024 White Employment Agreement”). Pursuant to the 2024 White Employment Agreement, Mr. White received an initial base annual compensation in the amount of $90,000 per year, which was increased to $95,000 effective March 1, 2024, subject to annual review by the Board of Directors. The 2024 White Employment Agreement has a term of two years. On September 3, 2024, the Company and Mr. White entered into a Separation Agreement whereby Mr. White agreed to remain as the Company’s Chief Financial Officer through December 31, 2024 at his regular salary or until the earlier termination of his employment. On September 5, 2024, pursuant to a Stock Purchase Agreement dated September 4, 2024, Focused Compounding Fund, LP acquired Mr. White’s 1,344,555 share of common stock of the Company at $0.40 per share, for an aggregate price of $537,822.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2024

NOTE 9. INCOME TAXES

For the year ended September 29, 2024, the Company reported a pre-tax loss of $1,479,797 and for the year ended October 1, 2023, the Company reported a pre-tax loss of $572,421. The Company’s provision for income taxes consists of the following:

	For the year ended
	September 29, 2024	October 1, 2023
Current
Federal	$(1,610)	$(196,871)
State	4,635	(124,141)
Total current	3,025	(321,012)

Deferred
Federal	(290,287)	68,106
State	(98,054)	164,223
Total deferred	(388,341)	232,329
Income tax benefit	$(385,316)	$(88,683)

A reconciliation of the federal corporate statutory income tax rate and the effective rate for the provisions for income taxes consists of the following:

	For the year ended
	September 29, 2024	October 1, 2023
Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	4.3	(5.5)
Non-deductible expenses	(0.1)	(0.4)
Change in valuation allowance	0.7	-
Other	0.1	0.4
Effective income tax rate	26.0%	15.5%

Deferred tax assets and liabilities arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss carryforwards for tax purposes. The components of Company’s deferred income tax assets and liabilities consist of the following as of September 29, 2024 and October 1, 2023:

	September 29, 2024	October 1, 2023
Deferred tax assets (liabilities)
Net operating loss carryforwards	$1,388,557	$1,336,696
Accrued liabilities	266,269	5,109
Property and equipment	(1,397,861)	(1,457,959)
Intangibles assets	(2,434)	(6,879)
Valuation allowance	(98,519)	(109,296)
Net deferred tax asset (liability), net	$156,012	$(232,329)

GAAP requires a valuation allowance be recorded against a deferred tax asset if it is more likely than not that the tax benefit associated with the asset will not be realized in the future. As shown in the table above, the Company had a valuation allowance of $98,519 as of September 29, 2024. This valuation allowance is based on the Company’s State of Missouri net operating loss carryforwards totaling $3.12 million as of September 29, 2024, which expire in varying amounts from 2028 through 2042. While significantly improved during the year ended September 29, 2024, due to the Company’s history of losses in the State of Missouri, it has established a full valuation allowance against the related net operating loss carryforward asset as of September 29, 2024.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2024

NOTE 9. INCOME TAXES (CONTINUED)

The Company also had net operating loss carryforwards available for federal and State of Georgia tax purposes of $5.95 million and $899,973, respectively, as of September 29, 2024. Each of these has an indefinite carryforward period; however, each is limited to offset 80% of taxable income any period applied.

The Company follows guidance issued by the FASB ASC 740 with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate its unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of September 29, 2024 and October 1, 2023.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is open to federal and state tax audits until the applicable statute of limitations expire; however, the Company currently has no federal or state income tax examinations underway. The tax years 2020 through 2023 remain open to examination by the major taxing jurisdictions in which the Company and its subsidiaries operate.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

On March 1, 2024, Focused Compounding Fund, LP (“Focused Compounding”) filed a Complaint in the Eighth Judicial District Court of Clark County, Nevada (case no. A-24-888295-B) against the Company and each of the members of its Board of Directors, alleging that the defendants were contemplating efforts to entrench themselves as members of the Board of Directors. Simultaneously with filing its Complaint, Focused Compounding sought a Preliminary Injunction that would require the Company and its Directors to take various actions. On June 20, 2024, Focused Compounding, the Company and the named defendants agreed to a stipulation dismissing with prejudice any and all claims by and between the parties outlined in the initial Complaint in light of the results of the Company’s annual meeting of stockholders held on June 6, 2024. See “NOTE 3. CONTESTED PROXY AND RELATED MATTERS” for additional information.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2024

NOTE 11. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each park and provided to corporate management for review and as a basis for decision-making. The primary performance measures used to allocate resources are park earnings before interest, taxes, depreciation and amortization, and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the year ended
	September 29, 2024	October 1, 2023
Total revenues:
Georgia	$5,960,259	$5,873,526
Missouri	2,036,280	1,692,765
Texas	1,915,721	1,873,957
Consolidated	$9,912,260	$9,440,248

Income (loss) before income taxes:
Georgia	$2,294,879	$2,054,001
Missouri	457,219	257,379
Texas	72,921	27,577
Segment income	2,825,019	2,338,957
Corporate expenses	(1,211,764)	(1,198,652)
Depreciation and amortization	871,967	884,459
Loss on asset disposals, net	62,734	317,146
Contested proxy and related matters, net	2,040,810	-
Tornado expenses and write-offs, net	(53,755)	368,955
Legal settlement	75,000	-
Other income, net	132,948	80,230
Interest expense	(229,244)	(222,396)
Consolidated	$(1,479,797)	$(572,421)

Depreciation and amortization:
Georgia	$357,522	$324,252
Missouri	231,734	275,533
Texas	281,055	283,020
Corporate	1,656	1,654
Consolidated	$871,967	$884,459

Capital expenditures
Georgia	$593,515	$1,208,762
Missouri	100,428	134,987
Texas	213,012	214,095
Consolidated	$906,955	$1,557,844

	As of
	September 29, 2024	October 1, 2023
Total assets:
Georgia	$7,520,918	$8,519,619
Missouri	3,399,324	3,335,794
Texas	7,812,661	7,698,400
Corporate	461,168	541,910
Consolidated	$19,194,071	$20,095,723

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2024

NOTE 12. SUBSEQUENT EVENTS

On September 30, 2024, Aggieland-Parks, Inc. completed the 2025 Refinancing with Cendera. The 2025 Refinancing included the 2025 Term Loan in the original principal amount of $2.5 million. The proceeds of 2025 Term Loan were primarily used to pay off the Company’s 2020 Term Loan with First Financial. See “NOTE 5. LONG-TERM DEBT” for additional information.

The Company has analyzed its operations subsequent to September 29, 2024 to the date these financial statements were issued and has determined that, except as noted above, no material subsequent events have occurred from the date of these consolidated financial statements.

