Form 10-Q
period 2024-12-29
PARKS AMERICA, INC
filed 2025-02-07
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2024

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

As of February 6, 2025, the issuer had 75,726,851 outstanding shares of Common Stock.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PRKA	OTCPink

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 29, 2024 (UNAUDITED) and September 29, 2024

	December 29, 2024	September 29, 2024
ASSETS
Cash and cash equivalents	$2,661,202	$2,489,294
Short-term investments	-	835,074
Accounts receivable	41,326	63,784
Inventory	342,916	372,401
Prepaid expenses	332,758	396,308
Total current assets	3,378,202	4,156,861

Property and equipment, net	15,201,641	14,829,612
Intangible assets, net	30,008	33,011
Deferred tax asset, net	72,112	156,012
Other assets	18,575	18,575
Total assets	$18,700,538	$19,194,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$664,926	$1,281,966
Other current liabilities	429,264	466,155
Current portion of long-term debt, net	377,547	809,892
Total current liabilities	1,471,737	2,558,013

Long-term debt, net	3,087,533	2,687,831
Total liabilities	4,559,270	5,245,844

Stockholders’ equity
Common stock, 300,000,000 shares authorized, par value $.001 per share; 75,726,851 and 75,726,851 shares issued and outstanding, respectively	75,727	75,727
Capital in excess of par	5,159,762	5,159,762
Retained earnings	8,905,779	8,712,738
Total stockholders’ equity	14,141,268	13,948,227
Total liabilities and stockholders’ equity	$18,700,538	$19,194,071

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended December 29, 2024 and December 31, 2023

	For the three months ended
	December 29, 2024	December 31, 2023
Park revenues	$1,719,030	$1,809,234
Sale of animals	51,428	88,391
Total revenues	1,770,458	1,897,625

Cost of sales	251,662	295,934
Selling, general and administrative	1,556,429	1,696,328
Depreciation and amortization	208,548	223,203
Contested proxy and related matters, net	(567,157)	126,640
(Gain) loss on asset disposals, net	(52)	14,417
Income (loss) from operations	321,028	(458,897)

Other (income), net	(13,382)	(35,887)
Interest expense	57,469	51,445
Income (loss) before income taxes	276,941	(474,455)

Income tax expense (benefit)	83,900	(105,200)
Net income (loss)	$193,041	$(369,255)

Income (loss) per share - basic and diluted	$0.00	$(0.00)

Weighted average shares outstanding (in 000’s) - basic and diluted	75,727	75,579

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended December 29, 2024

			Capital in	Retained
	Shares	Amount	Excess of Par	Earnings	Total
Balance at September 29, 2024	75,726,851	$75,727	5,159,762	$8,712,738	$13,948,227
Net income	-	-	-	193,041	193,041
Balance at December 29, 2024	75,726,851	$75,727	$5,159,762	$8,905,779	$14,141,268

For the Three Months Ended December 31, 2023

			Capital in	Retained
	Shares	Amount	Excess of Par	Earnings	Total
Balance at October 1, 2023	75,517,763	$75,518	$5,102,471	$9,807,219	$14,985,208
Net loss	-	-	-	(369,255)	(369,255)
Issuance of common stock to directors	209,088	209	57,290	-	57,499
Stock-based compensation	-	-	9,169	-	9,169
Balance at December 31, 2023	75,726,851	$75,727	$5,168,930	$9,437,964	$14,682,621

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended December 29, 2024 and December 31, 2023

	For the three months ended
	December 29, 2024	December 31, 2023
OPERATING ACTIVITIES:
Net income (loss)	$193,041	$(369,255)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	208,548	223,203
Interest expense - debt financing cost amortization	1,572	2,722
Stock-based compensation	-	66,668
Interest accrued on certificates of deposit	(3,368)	(10,040)
Deferred income taxes	83,900	-
(Gain) loss on asset disposals	(52)	14,417
Changes in assets and liabilities
(Increase) decrease in accounts receivable	22,458	22,234
(Increase) decrease in inventory	29,485	(12,397)
(Increase) decrease in prepaid expenses	63,550	(67,498)
Increase (decrease) in accounts payable	(617,040)	51,704
Increase (decrease) in other current liabilities	(36,891)	(12,833)
Net cash used in operating activities	(54,797)	(91,075)

INVESTING ACTIVITIES:
Maturity of certificates of deposit, including interest	838,442	-
Investments in certificates of deposit	-	(1,000,000)
Acquisition of property and equipment	(601,476)	(230,166)
Proceeds from the disposition of property and equipment	24,000	13,998
Net cash provided by (used in) investing activities	260,966	(1,216,168)

FINANCING ACTIVITIES:
Payoff of 2020 Term Loan	(2,389,571)	-
Proceeds from 2025 Term Loan	2,500,000	-
Payments on 2021 Term Loan	(69,144)	(123,597)
Payments on 2025 Term Loan	(14,810)	(66,573)
Payments of 2025 Term Loan fees	(60,736)	-
Payments of line of credit fees	-	(5,000)
Net cash used in financing activities	(34,261)	(195,170)
Net increase (decrease) in cash and cash equivalents	171,908	(1,502,413)

CASH AND CASH EQUIVALENTS:
Beginning of period	2,489,294	4,098,387
End of period	$2,661,202	$2,595,974

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$44,432	$48,906
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 29, 2024

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

The Company’s parks are open year-round and experience increased seasonal attendance, typically beginning in the latter half of March through early September. Combined third and fourth quarter park revenues were 61.4% and 60.4% of annual park revenues for the Company’s 2024 and 2023 fiscal years, respectively.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. Interim results are not necessarily indicative of the results for a full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2024 filed with the United States Securities and Exchange Commission on December 13, 2024.

Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (Wild Animal – Georgia, Wild Animal – Missouri and Aggieland Wild Animal – Texas). All material inter-company accounts and transactions have been eliminated in the consolidation.

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

Reclassifications: Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Short-term investments with a maturity greater than three months are no longer included in total cash and cash equivalents on the Consolidated Statements of Cash Flows (Unaudited) but rather shown within investing activities. Contested proxy and related matters, net was included in selling, general and administrative expenses in the prior year and has been presented as a separate line item in the Statements of Operations.

Fiscal Year End: The Company’s fiscal year end is the Sunday closest to September 30, and its quarterly close dates are also determined by the Sunday closest to the end of each quarterly reporting period. For the 2025 fiscal year, September 28 will be the closest Sunday, and for the 2024 fiscal year, September 29 was the closest Sunday. This fiscal calendar aligns the Company’s fiscal periods closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins in the latter half of March through early September.

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 29, 2024

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

Assets and liabilities disclosed at fair value on a recurring basis include our long-term debt. As of December 29, 2024 and September 29, 2024, the fair value of the Company’s long-term debt was $3.44 million and $3.24 million, respectively. The measurement of the fair value of long-term debt is based upon inquiries of the financial institutions holding the respective loans and is considered a Level 2 fair value measurement. The respective carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

Cash and Cash Equivalents: The Company maintains its cash and cash equivalents with high credit quality financial institutions. The Company considers all highly liquid financial instruments with maturities of three months or less to be cash equivalents. The Company maintains cash and cash equivalents in deposit accounts which may at times exceed federally insured limits. As of December 29, 2024 and September 29, 2024, cash and cash equivalents consisted of cash on deposit and a money market account.

Short-term Investments: The Company periodically invests in certificates of deposit and classifies its certificates of deposit as cash and cash equivalents or short-term investments and reassesses the appropriateness of the classification of its investments at the end of each reporting period. Certificates of deposit held for investment with an original maturity date greater than three months are carried at amortized cost and reported as short-term investments in the Consolidated Balance Sheets. As of December 29, 2024 the Company did not have any short-term investments. As of September 29, 2024, the Company had $835,074 in two certificates of deposit, including accrued interest, classified as short-term investments. These certificates of deposit secured lines of credit, as detailed in “Note 5: LINES OF CREDIT”.

Accounts Receivable: The Company’s safari parks are principally a payment upfront business; therefore, the Company generally carries limited accounts receivable. The Company had $41,326, $63,784 and $36,172 of accounts receivable as of December 29, 2024, September 29, 2024 and October 1, 2023, respectively.

Inventory: Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. The gross profit method is used to determine the change in gift shop inventory for interim periods. Inventories are reviewed and reconciled annually because inventory levels turn over rapidly. The Company had inventory of $342,916 and $372,401 as of December 29, 2024 and September 29, 2024, respectively.

Prepaid Expenses: The Company prepays certain expenses primarily due to legal or contractual requirements. The following is a breakdown of prepaid expenses:

	December 29, 2024	September 29, 2024
Prepaid insurance	$193,731	$272,213
Prepaid income taxes	118,147	118,695
Other prepaid expenses	20,880	5,400
Total prepaid expenses	$332,758	$396,308

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 29, 2024

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	December 29, 2024	September 29, 2024	Depreciable Lives (years)
Land	6,389,470	$6,389,470	not applicable
Mineral rights	276,000	276,000	25
Ground improvements	3,255,128	3,255,128	7-25
Buildings and structures	4,014,706	4,014,706	10-39
Animal shelters and habitats	3,591,760	3,532,143	10-39
Park animals	1,239,171	1,236,921	5-25
Equipment - concession and related	512,967	512,967	3-15
Equipment and vehicles - yard and field	734,558	744,538	3-15
Vehicles - buses and rental	313,726	307,726	3-5
Rides and entertainment	152,156	152,156	5-7
Furniture and fixtures	27,160	27,160	5-10
Projects in process	798,963	288,305
Property and equipment, cost	21,305,765	20,737,220
Less accumulated depreciation	(6,104,124)	(5,907,608)
Property and equipment, net	$15,201,641	$14,829,612

Depreciation expense for the three months ended December 29, 2024 and December 31, 2023 totaled $205,545 and $220,200, respectively.

Intangible Assets: Intangible assets consist primarily of a site master plan, website domains and tradename registrations, which are reported at cost and are being amortized over a period of three to ten years. Amortization expense for the three months ended December 29, 2024 and December 31, 2023 totaled $3,003 and $3,003, respectively.

Impairment of Long-Lived Assets: The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered impaired, then impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.

Other Current Liabilities: The following is a breakdown of other current liabilities:

	December 29, 2024	September 29, 2024
Accrued professional fees	$126,375	$75,499
Deferred revenue	110,378	115,950
Accrued property taxes	69,784	67,751
Accrued compensation	60,603	145,726
Accrued sales taxes	18,995	32,866
Accrued interest expense	15,147	2,382
Other	27,982	25,981
Other current liabilities	$429,264	$466,155

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 29, 2024

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

Deferred revenues from advance online admission tickets, and season passes and memberships were $110,378, $115,950 and $143,511 as of December 29, 2024, September 29, 2024 and October 1, 2023, respectively, which is included within other current liabilities in the accompanying Consolidated Balance Sheets.

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

Advertising and Marketing Costs: The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the three months ended December 29, 2024 and December 31, 2023 totaled $123,896 and $241,826, respectively, which is included in selling, general and administrative expense in the Consolidated Statement of Operations (Unaudited).

Stock Based Compensation: The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period associated with the grant. The Company awards shares to its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company recognizes stock-based compensation expense based on the fair market value at the time of the grant. The Company typically awards its annual Director compensation around the end of each calendar year. Stock-based compensation expense for the three months ended December 29, 2024 and December 31, 2023 was $0 and $9,169, respectively, which is included in selling, general and administrative expense in the Consolidated Statements of Operations (Unaudited).

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

Transactions with Related Parties: The Company’s Board of Directors closely monitors and approves transactions with related parties. A portion of the Company’s long-term debt is secured by a cash collateral reserve of $2.5 million established by Focused Compounding. See “NOTE 4. LONG-TERM DEBT” for additional information. As of December 29, 2024, Focused Compounding owned 40.2% of the outstanding common stock of the Company. Focused Compounding is controlled by Geoffrey Gannon and Andrew Kuhn, who are each on the Company’s Board of Directors and Mr. Gannon is the Company’s President.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 29, 2024

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes: The Company utilizes the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using the enacted tax rates and laws. Management periodically reviews the Company’s deferred tax assets to determine whether their value can be realized based on available evidence. A valuation allowance is established when management believes it is more likely than not, that such tax benefits will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change.

The Company follows the guidance in FASB ASC 740 with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of December 29, 2024 or September 29, 2024.

Basic and Diluted Net Income (Loss) Per Share: Basic net income (loss) per share is computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise any common share rights unless the exercise becomes anti-dilutive.

Basic and diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the applicable weighted average number of common shares outstanding in each period.

Dividend Policy: The Company has not yet adopted a policy regarding payment of dividends.

Recently Issued Accounting Pronouncements Not Yet Adopted:

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker that are included within each reported measure of segment profit or loss, and requires all annual disclosures currently required by Topic 280 to be included in interim periods. ASU No. 2023-07 is to be applied retrospectively for all periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of ASU 2023-07 on the Company’s consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) each disaggregated between domestic and foreign. ASU 2023-09 is effective for the annual periods beginning after December 15, 2024. The Company is currently assessing the impact of ASU 2023-09 on the Company’s consolidated financial statement disclosures.

In March 2024, FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements (“ASU 2024-02”), which is intended to simplify the Codification and draw a distinction between authoritative and non-authoritative literature. ASU 2024-02 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently assessing the impact of ASU 2024-02 on the Company’s consolidated financial statements.

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Under ASU 2024-03, a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the impact of ASU 2024-03 on the Company’s consolidated financial statement disclosures.

Except as noted, the Company does not expect recently issued accounting standards or interpretations to have a material impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 29, 2024

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

On January 19, 2024 following Focused Compounding’s submission to the Company, the Company adopted a rights plan (the “Rights Plan”), which provided, among other things, that if specified events occurred, the Company’s stockholders would be entitled to purchase additional shares of the Company’s common stock. On January 18, 2025, the Rights Plan expired pursuant to its terms.

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

The Company engaged legal counsel specializing in activist stockholder matters, as well as several other consultants, during this proxy contest. During the fiscal year ended September 29, 2024, the Company incurred $2.09 million of expenses associated with this contested proxy and related matters, partially offset by $50,000 of insurance proceeds. During the three months ending December 29, 2024, the Company received approximately $567,100 of insurance proceeds under its directors and officers insurance related to this matter, which were used to pay certain bills associated with the contested proxy and related matters. As of December 29, 2024, the Company had approximately $360,500 of unpaid bills associated with the contested proxy and related matters. The Company continues discussions with its directors and officers insurance carrier regarding potential insurance coverage related to the remaining unreimbursed expenses associated with the contested proxy and related matters.

NOTE 4. LONG-TERM DEBT

On June 18, 2021, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2021 Refinancing”) with Synovus Bank (“Synovus”). The 2021 Refinancing included a term loan in the original principal amount of $1.95 million (the “2021 Term Loan”). The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was $1.04 million as of December 29, 2024.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 29, 2024

NOTE 4. LONG-TERM DEBT (CONTINUED)

On April 27, 2020, the Company, through its wholly owned subsidiary Aggieland-Parks, Inc., acquired Aggieland Wild Animal – Texas. The purchase price of $7.1 million was financed with a $5.0 million loan (the “2020 Term Loan”) from First Financial Bank, N.A. (“First Financial”), a seller note with a face value of $750,000 (the “Aggieland Seller Note”), and cash totaling $1.38 million. The 2020 Term Loan was secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bore an interest rate of 5.0% per annum, had a maturity date of April 27, 2031, and required interest only monthly payments through April 2021. The 2020 Term Loan required monthly payments of $53,213 beginning in May 2021. The Company paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the incremental proceeds of the 2021 Term Loan, combined with additional funds, to pay down $1.0 million against the 2020 Term Loan, which had an outstanding balance of $2.39 million as of September 29, 2024. On September 30, 2024, the 2020 Term Loan with First Financial was fully paid down with the proceeds of the term loan described below.

On September 30, 2024, Aggieland-Parks, Inc. completed a refinancing transaction (the “2025 Refinancing”) with Cendera Bank N.A. (“Cendera”). The 2025 Refinancing included a term loan in the original principal amount of $2.5 million (the “2025 Term Loan”). The 2025 Term Loan bears interest at a daily adjusted rate equal to the Prime Rate minus 0.5%. As of December 29, 2024 the effective interest rate was 7.0%. The 2025 Term Loan has a term of 10 years, with a 15-year amortization, and a balloon payment of the outstanding principal balance due September 30, 2034. The initial monthly loan payment is $23,200. Aggieland-Parks, Inc. paid $60,736 in fees and expenses in connection with the 2025 Term Loan. The 2025 Term Loan is secured by substantially all the assets of Aggieland-Parks, Inc., as well as a cash collateral reserve of $2.5 million established by Focused Compounding, with Cendera. Geoffrey Gannon and Andrew Kuhn control Focused Compounding, and each serve on the Board of the Company, and Mr. Gannon is the Company’s President. Focused Compounding did not receive a fee or any other benefit in connection with establishing the above-described cash collateral reserve. The outstanding balance of the 2025 Term Loan was $2.49 million as of December 29, 2024.

Interest expense of $57,469 and $51,445 for the three months ended December 29, 2024 and December 31, 2023, respectively, includes $1,572 and $1,472 of debt closing costs amortization, respectively.

The following table represents the aggregate of the Company’s outstanding long-term debt:

	As of
	December 29, 2024	September 29, 2024
Term Loans principal outstanding	$3,525,036	$3,498,535
Less: Unamortized debt financing costs	(59,956)	(812)
Less: Current portion of long-term debt	(377,547)	(809,892)
Long-term debt, net	$3,087,533	$2,687,831

As of December 29, 2024, the scheduled future principal maturities of the Company’s long-term debt by fiscal year are as follows:

Fiscal years ending
Remainder of 2025	$286,144
2026	397,305
2027	416,238
2028	356,522
2029	130,686
thereafter	1,938,141
Total	$3,525,036

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 29, 2024

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

Through their respective maturities, the Company had not made any borrowings against either of these lines of credit. Interest expense for the three months ended December 29, 2024 and December 31, 2023, includes $0 and $1,250 of line of credit fee amortization, respectively.

NOTE 6. STOCKHOLDERS’ EQUITY

Shares of common stock issued for service to the Company are valued based on market price on the date of the award.

On December 4, 2023, the Company declared its annual compensation award to seven directors for their service on the Board of Directors. Seven directors were awarded $10,000 each and three directors received a total of $10,000 for serving as committee chairpersons and as a non-employee officer, with such compensation to be paid all in shares of the Company’s common stock, all in cash or a combination thereof, at each director’s election. Five directors elected to receive compensation in all shares and two directors elected to receive compensation in all cash. Based on the closing stock price of $0.275 per share on December 4, 2023, a total of 209,088 shares were issued on February 2, 2024. The total compensation award cost of $80,000, comprised of $57,500 in stock-based compensation and $22,500 of cash payments, was recorded for the three months ended December 31, 2023. These costs are included within selling, general and administrative expense in the Consolidated Statements of Operations (Unaudited).

Officers, directors and their controlled entities own approximately 40.9% of the outstanding common stock of the Company as of December 29, 2024.

NOTE 7. INCOME TAXES

For the three months ended December 29, 2024, the Company reported pre-tax income of $276,941 and recorded an income tax expense of $83,900, comprised of a federal expense of $51,300 and a net state expense of $32,600. For the three months ended December 31, 2023, the Company reported a pre-tax loss of $474,455, and recorded an income tax benefit of $105,200, comprised of a federal benefit of $97,500 and a state benefit of $7,700.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company is not a party to any pending legal proceedings, nor is its property the subject of a pending legal proceeding that is not in the ordinary course of business or otherwise material to the financial condition of its business. None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to its business or has a material interest adverse to its business.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 29, 2024

NOTE 9. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each park and provided and used by the Company’s President, as Chief Operating Decision Maker, for review and as a basis for decision-making. The primary performance measures used to allocate resources are park earnings before interest, taxes, depreciation and amortization and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the three months ended
	December 29, 2024	December 31, 2023
Total revenues:
Georgia	$1,110,718	$1,240,010
Missouri	289,761	241,721
Texas	369,979	415,894
Consolidated	$1,770,458	$1,897,625

Income (loss) before income taxes:
Georgia	$333,946	$365,842
Missouri	(49,228)	(106,768)
Texas	(51,999)	(36,025)
Segment income	232,719	223,049
Corporate expenses	270,352	317,686
Depreciation and amortization	208,548	223,203
(Gain) loss on asset disposals, net	(52)	14,417
Contested proxy and related matters, net	(567,157)	126,640
Other (income), net	(13,382)	(35,887)
Interest expense	57,469	51,445
Consolidated	$276,941	$(474,455)

	As of
	December 29, 2024	December 31, 2023
Total assets:
Georgia	$7,574,529	$7,520,918
Missouri	3,032,986	3,399,324
Texas	7,818,685	7,812,661
Corporate	274,338	461,168
Consolidated	$18,700,538	$19,194,071

NOTE 10. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 29, 2024 to the date these financial statements were issued and has determined, no material subsequent events have occurred from the date of these unaudited consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying unaudited consolidated financial statements and provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our Annual Report on Form 10-K for the fiscal year ended September 29, 2024 filed with the United States Securities and Exchange Commission (“SEC”) on December 13, 2024. As used in this Quarterly Report on Form 10-Q, references to the “Company”, “we”, “our” and similar terms refer to Parks! America, Inc. and its wholly owned subsidiaries. Our fiscal year ends on the Sunday closest to September 30.

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

Forward-looking statements are based on beliefs and assumptions made by management using currently available information and are only predictions and are not guarantees of future performance, actions or events. Our actual results may differ significantly from those projected in the forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, risks that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include but are not limited to: competition from other parks, inclement weather conditions during our primary tourist season, the price of animal feed and the price of gasoline. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot guarantee future results, levels of activity, performance or achievements. These risks and uncertainties include those risks, uncertainties and factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 29, 2024, and “Part II, Item 1A Risk Factors” of this Quarterly Report on Form 10-Q.

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

Our parks are open year-round and experience increased seasonal attendance, typically beginning in the latter half of March through early September. Combined third and fourth quarter park revenues were 61.4% and 60.4% of annual park revenues for our 2024 and 2023 fiscal years, respectively.

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

On January 19, 2024, following Focused Compounding’s submission to the Company, we adopted a rights plan (the “Rights Plan”), which provided, among other things, that if specified events occurred, our stockholders would be entitled to purchase additional shares of our common stock. On January 18, 2025, the Rights Plan expired pursuant to its terms.

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

We engaged legal counsel specializing in activist stockholder matters, as well as several other consultants, during this proxy contest and for the fiscal year ended September 29, 2024, we incurred $2.04 million of associated expenses, net. We have been engaged in discussions with our directors and officers insurance carrier regarding potential insurance coverage related to the expenses associated with the contested proxy and related matters. During the three months ending December 29, 2024, we received approximately $567,000 of insurance proceeds under our directors and officers insurance, which we used to pay certain bills associated with the contested proxy and related matters. As of December 29, 2024, we had approximately $360,500 of unpaid bills associated with the contested proxy and related matters. We continue in discussions with our directors and officers insurance carrier regarding potential insurance coverage related to the remaining unreimbursed expenses associated with the contested proxy and related matters. See “NOTE 3. CONTESTED PROXY AND RELATED MATTERS” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Annual Report on Form 10-Q for additional information.

Consolidated and Segment Results of Operations for the Three Months Ended December 29, 2024 as Compared to Three Months Ended December 31, 2023

We manage our operations on an individual park location basis. Discrete financial information is maintained for each park and provided to our President, as Chief Operating Decision Maker, for review and as a basis for decision making. The primary performance measures used to allocate resources are park earnings before interest, tax, depreciation and amortization, and free cash flow. We use park earnings before interest, tax, depreciation and amortization, and free cash flow as a measure of profitability to gauge segment performance because we believe this measure is the most indicative of performance trends and overall earnings potential of each segment.

The following table presents our consolidated and segment operating results for the three months ended December 29, 2024 and December 31, 2023:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	For the three months ended		For the three months ended		For the three months ended		For the three months ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023

Total revenues	$1,110,718	$1,240,010	$289,761	$241,721	$369,979	$415,894	$1,770,458	$1,897,625
Segment income (loss)	333,946	365,842	(49,228)	(106,768)	(51,999)	(36,025)	232,719	223,049
Segment operating margin %	30.1%	29.5%	-17.0%	-44.2%	-14.1%	-8.7%	13.1%	11.8%

Corporate expenses							270,352	317,686
Depreciation and amortization							208,548	223,203
(Gain) loss on asset disposals, net							(52)	14,417
Contested proxy and related matters, net							(567,157)	126,640
Other (income), net							(13,382)	(35,887)
Interest expense							57,469	51,445
Income (loss) before income taxes							$276,941	$(474,455)

	For the three months ended
	Reported		Pro Forma
	December 29, 2024	December 31, 2023	December 31, 2023
Georgia	$1,082,920	$1,216,170	$1,181,297
Missouri	275,731	224,272	216,601
Texas	360,379	368,792	360,579
Total Park revenues	$1,719,030	$1,809,234	$1,758,477

Results of Operations

Three Months Ended December 29, 2024 compared with Three Months Ended December 31, 2023

Total Revenues and Park Revenues

Our total revenues for the three months ended December 29, 2024 totaled $1.77 million, a decrease of $127,167, compared to the three months ended December 31, 2023. Our total park revenues were $1.72 million, a decrease of $90,204 or 5.0%, while animal sales were $51,428, a decrease of $36,963. In mid-January 2024 we completed the strategic switch to a new ticketing platform which we believe improves the guest experience while also providing improved functionality for our park customer services teams. While this change had a net neutral impact on our profitability we no longer directly up-charge customer transaction fees. On a pro forma basis, adjusting for the impact of this change in accounting for customer transaction processing fees, our total park revenues for the three months ended December 29, 2024 decreased by approximately $39,400 or 2.2%.

Georgia park revenues were $1.08 million, a decrease of $133,250 or 11.0%. On a pro forma basis, adjusting for the change in accounting for transaction processing fees, Georgia park revenue decreased by approximately 8.3%. Missouri park revenues were $275,731, an increase of $51,459 or 22.9%, representing a 27.3% increase on a pro forma basis. Texas park revenues were $360,379, a decrease of $8,413 or 2.3%, representing flat revenues on a pro forma basis.

For the three months ended December 29, 2024, attendance at our Missouri Park increased by approximately 16.1% compared to the prior year. Our Georgia Park attendance decreased approximately 13.6% compared to the prior year. We believe attendance at our Georgia Park continues to be negatively impacted by increased competition in the greater Atlanta market, as well as a continuing overhang from the March 2023 tornado as we work to fully rebuild. Our Texas Park provided customers with free admissions promotions on certain days during the three months ended December 29, 2024 and we do not believe attendance is a comparable to the prior year.

Segment Income

Our segment income was $232,719 for the three months ended December 29, 2024, an increase of $9,670, compared to a segment income of $223,049 for the three months ended December 31, 2023. Our Georgia Park generated segment income of $333,946 million, a decrease of $31,896 primarily attributable to lower park revenues offset by lower operating expenses, primarily advertising expenses and transaction processing fees. Our Missouri Park generated segment operating loss of $49,228, a decrease of $57,540, primarily attributable to an increase in park revenues. Our Texas Park generated segment operating loss of $51,999, an increase of $15,974, primarily attributable to lower animal sales revenue and higher staffing-related costs offset by lower advertising expenses.

Corporate Expenses

Corporate expenses decreased by $47,334 to $270,352 during the three months ending December 29, 2024 primarily attributed to lower salaries and wages, director fees, and travel expenses offset by higher professional services.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended December 29, 2024 decreased by $14,655, to $208,548, primarily attributable to lower depreciation expense for our Texas Park.

Contested Proxy and Related Matters

During the three months ending December 29, 2024, we recorded the receipt of $567,157 of insurance proceeds from our directors and officers insurance policy associated with the contested proxy and related matters. During the three months ended December 31, 2023, we recorded contested proxy and related matters expense of $126,640. See “NOTE 3. CONTESTED PROXY AND RELATED MATTERS” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Other Income, Net

Other income, net for the three months ended December 29, 2024 decreased by $22,505, to $13,382, attributable to non-operating expenses and lower interest income.

Interest Expense

Interest expense for the three months ended December 29, 2024 increased by $6,024, to $57,469, attributable to an increase in term loan interest.

Income Taxes

For the three months ended December 29, 2024, we reported pre-tax income of $276,941. Based on a year-to-date blend of federal and State of Georgia pre-tax income, we recorded an income tax expense of $83,900 for the three months ended December 29, 2024.

Net Income (Loss) and Income (Loss) Per Share

As a result of the above factors, for the three months ended December 29, 2024, we reported a net income of $193,041 or $0.00 per basic share and per fully diluted share, compared to net loss of $369,255 or $0.00 per basic share and per fully diluted share, for the three months ended December 31, 2023.

Use of Non-GAAP Financial Measures

In addition to our net income (loss) determined in accordance with GAAP, for purposes of evaluating operating performance, we report the following non-GAAP measures: Adjusted net income (loss) and Adjusted EBITDA.

We believe presenting non-GAAP financial measures provides useful information to investors, allowing them to assess how the business performed excluding the effects of significant non-recurring and non-operational items. We believe the use of the non-GAAP financial measures facilitates comparing the results being reported against past and future results by eliminating amounts that we believe are not comparable between periods and assists investors in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s own methods for evaluating business performance.

The methods we use to calculate our non-GAAP financial measures may differ significantly from methods other companies use to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies. Adjusted net income (loss) and Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as these measures may exclude a number of important cash and non-cash recurring items.

Adjusted net income (loss) is defined as net income (loss) excluding significant non-recurring or non-operational items as set forth below. While adjusted net income (loss) is a non-GAAP measurement, management believes that it is an important indicator of operating performance and useful to investors. Other significant non-recurring and non-operational items, while periodically affecting our results, may vary significantly from period to period and have disproportionate effects in a given period, which affects comparability of results and are described below:

●	Contested proxy and related matters, net - expenses incurred related to the contested proxy, as well as related directors and officers insurance proceeds for the three months ended December 29, 2024 and December 31, 2023

The following table sets forth, for the periods indicated, a reconciliation of Net income (loss) to Adjusted net loss:

	For the three months ended
	December 29, 2024	December 31, 2023
Net income (loss)	$193,041	$(369,255)
Contested proxy and related matters, net	(567,157)	126,640
Tax impact (1)	153,130	(34,190)
Adjusted net loss	$(220,986)	$(276,805)

(1)	The tax impact of adjustments is calculated at the applicable U.S. Federal and State statutory rates.

While Adjusted EBITDA is a non-GAAP measurement, management believes that Adjusted EBITDA is a meaningful measure as it is widely used by analysts, investors and comparable companies in the entertainment and attractions industry to evaluate our operating performance on a consistent basis, as well as more easily compare our results with those of other companies in our industry. We also believe Adjusted EBITDA is a meaningful measure of park-level operating profitability. Adjusted EBITDA is a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under GAAP.

Other significant items, while periodically affecting our results, may vary significantly from period to period and have disproportionate effects in a given period, which affects comparability of results and are described below:

●	Contested proxy and related matters, net - expenses incurred related to the contested proxy, as well as related directors and officers insurance proceeds for the three months ended December 29, 2024 and December 31, 2023

The following table sets forth, for the periods indicated, selected income statement data and a reconciliation of our Net income (loss) to Adjusted EBITDA:

	For the three months ended
	December 29, 2024	December 31, 2023
Net income (loss)	$193,041	$(369,255)
Income tax expense (benefit)	83,900	(105,200)
Interest expense	57,469	51,445
Depreciation and amortization	208,548	223,203
Contested proxy and related matters, net	(567,157)	126,640
(Gain) loss on asset disposals, net	(52)	14,417
Adjusted EBITDA	$(24,251)	$(58,750)

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

Our working capital was $1.91 million as of December 29, 2024, compared to $1.60 million as of September 29, 2024. The increase in working capital primarily reflects a reduction in accounts payable as a result of the contested proxy insurance proceeds, offset by cash used for capital spending and scheduled term loan payments.

Total loan debt, including current maturities, as of December 29, 2024 was $3.47 million compared to $3.50 million as of September 29, 2024. The decrease in total loan debt is primarily the result of scheduled term loan payments during the three months ended December 29, 2024.

As of December 29, 2024, we had equity of $14.14 million and total loan debt of $3.47 million, resulting in a debt-to-equity ratio of 0.25 to 1.0, compared to 0.25 to 1.0 as of September 29, 2024.

Operating Activities

Net cash used in operating activities was $54,797 for the three months ended December 29, 2024, compared to $91,075 for the three months ended December 31, 2023, resulting in a decrease of $36,278, as our increase in net income was more than offset by higher cash used for working capital, primarily accounts payable, as our directors and officers insurance proceeds gain was used to pay down accounts payable associated with the contested proxy and related matters. See “NOTE 3. CONTESTED PROXY AND RELATED MATTERS” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Investing Activities

Net cash provided in investing activities was $260,966 for the three months ended December 29, 2024, compared to net cash used in investment activities of $1,216,168 for the three months ended December 31, 2023, resulting in a net increase of $1,477,134. Our investing activity for the three months ended December 29, 2024 included cash provided of $838,442 from short-term investments in certificates of deposit which matured during the period. Our investing activity for the three months ended December 31, 2023 included cash used of $1.0 million for the purchase of short-term investments in certificates of deposit. Our capital spending for the three months ended December 29, 2024 was $601,476 compared to $230,166 for the three months ended December 31, 2023. The increase in capital spending is attributed to capital improvements, primarily construction of a new restroom facility and animal exhibit improvements, at our Georgia Park.

Financing Activities

Net cash used in financing activities was $34,261 for the three months ended December 29, 2024, compared to $195,170 for the three months ended December 31, 2023, resulting in a decrease of $160,909. During the three months ended December 29, 2024, the 2020 term loan was refinanced with the 2025 term loan resulting in net cash provided of $49,693, after term loan fees, offset by scheduled term loan principal payments.

Borrowing Agreements

On September 30, 2024, Aggieland-Parks, Inc. completed a refinancing transaction (the “2025 Refinancing”) with Cendera Bank N.A. (“Cendera”). The 2025 Refinancing included a term loan in the original principal amount of $2.5 million (the “2025 Term Loan). The 2025 Term Loan bears interest at a daily adjusted rate equal to the Prime Rate minus 0.5%. As of December 29, 2024 the effective interest rate was at 7.0%. The 2025 Term Loan has a term of 10 years, with a 15-year amortization, and a balloon payment of the outstanding principal balance due September 30, 2034. The initial monthly loan payment is $23,200. Aggieland-Parks, Inc. paid approximately $60,735 of fees and expenses in connection with the 2025 Term Loan. The 2025 Term Loan is secured by substantially all the assets of Aggieland-Parks, Inc., as well as a cash collateral reserve of $2.5 million established by Focused Compounding Fund, LP, with Cendera. Geoffrey Gannon and Andrew Kuhn control Focused Compounding Fund, LP, and each serve on the Board of the Company, and Mr. Gannon is the Company’s President. Focused Compounding did not receive a fee or any other benefit in connection with establishing the above-described cash collateral reserve. See “NOTE 4. LONG-TERM DEBT” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Subsequent Events

None

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Quarterly Report. Our significant accounting policies are set forth in “NOTE 2. SIGNIFICANT ACCOUNTING POLICIES” of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report, which should be reviewed as they are integral to understanding results of operations and financial position. The Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended September 29, 2024 includes additional information about us, and our operations, financial condition, critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report.

Recent Accounting Pronouncements

See Part I, Item 1, Note 2, Recently Issued Accounting Pronouncements Not Yet Adopted, of the Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” we are not required to provide this information under this item pursuant to Regulation S-K.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended December 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings, nor are any of our properties the subject of a pending legal proceeding that is not in the ordinary course of business or otherwise material to the financial condition of its business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS

You should read the MD&A together with our unaudited consolidated financial statements and related notes, each included elsewhere in this Quarterly Report, in conjunction with the Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended September 29, 2024 filed with the SEC on December 13, 2024. Some of the information contained in the MD&A or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties.

Except as noted below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2024 filed with the SEC on December 13, 2024.

Our Rights Plan expired pursuant to its terms.

On January 19, 2024, we adopted a Rights Plan which provided, among other things, that if specified events occurred, our stockholders would be entitled to purchase additional shares of our common stock. On January 18, 2025, the Rights Plan expired pursuant to its terms.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	Loan Agreement between AggieLand-Parks, Inc. and Cendera Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).

10.2	Promissory Note made by AggieLand-Parks, Inc. in favor of Cendera Bank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).

10.3	Deed of Trust Security Agreement and Financing Statement made by AggieLand-Parks, Inc. in favor of Cendera Bank, N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

February 7, 2025	By:	/s/ Geoffrey Gannon
Geoffrey Gannon
President
(Principal Executive Officer)

	By	/s/ Rebecca S. McGraw
Rebecca S. McGraw
Chief Financial Officer
(Principal Financial Officer)

