Form 10-Q
period 2025-03-30
PARKS AMERICA, INC
filed 2025-05-09
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2025, the issuer had 753,607 outstanding shares of Common Stock.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PRKAD	OTCQX

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 30, 2025 (UNAUDITED) and September 29, 2024

	March 30, 2025	September 29, 2024
ASSETS
Cash and cash equivalents	$1,973,551	$2,489,294
Short-term investments	—	835,074
Accounts receivable	33,311	63,784
Inventory	404,337	372,401
Prepaid expenses	197,769	396,308
Total current assets	2,608,968	4,156,861
Property and equipment, net	15,469,192	14,829,612
Intangible assets, net	27,005	33,011
Deferred tax asset, net	153,112	156,012
Other assets	12,676	18,575
TOTAL ASSETS	$18,270,953	$19,194,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$500,402	$1,281,966
Other current liabilities	505,307	466,155
Current portion of long-term debt, net	387,673	809,892
Total current liabilities	1,393,382	2,558,013
Long-term debt, net	2,984,065	2,687,831
TOTAL LIABILITIES	4,377,447	5,245,844
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.001 – authorized: 10,000,000 shares; zero shares issued and outstanding, respectively	—	—
Common stock, par value $.001 – authorized: 300,000,000 shares; issued and outstanding: 757,270 and 757,270 shares, respectively (1)	757	757
Capital in excess of par	5,234,732	5,234,732
Retained earnings	8,658,017	8,712,738
TOTAL STOCKHOLDERS’ EQUITY	13,893,506	13,948,227
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,270,953	$19,194,071

(1)	Amounts have been adjusted to reflect the Reverse/Forward Stock Split that became effective on April 30, 2025. See Note 6, Stockholders Equity and Note 10, Subsequent Events for further information about the Reverse/Forward Stock Split.

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the 13 weeks ended		For the 26 weeks ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Park revenue	$1,979,345	$1,924,240	$3,698,375	$3,733,474
Sale of animals	22,676	33,960	74,104	122,351
Total revenue	2,002,021	1,958,200	3,772,479	3,855,825

Cost of sales	314,999	314,985	566,661	610,919
Selling, general and administrative	1,766,083	1,568,276	3,322,512	3,264,604
Depreciation and amortization	220,315	218,593	428,863	441,796
Contested proxy and related matters, net	—	1,164,612	(567,157)	1,291,252
Loss (gain) on asset disposals, net	—	21,337	(52)	35,754
(Loss) income from operations	(299,376)	(1,329,603)	21,652	(1,788,500)

Other (income), net	(25,323)	(34,026)	(38,705)	(69,913)
Interest expense	54,709	49,147	112,178	100,592
Loss before income taxes	(328,762)	(1,344,724)	(51,821)	(1,819,179)

Income tax (benefit) expense	(81,000)	(344,400)	2,900	(449,600)
NET LOSS	$(247,762)	$(1,000,324)	$(54,721)	$(1,369,579)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED (1)	$(0.33)	$(1.32)	$(0.07)	$(1.81)

Weighted average shares outstanding - basic and diluted (1)	757,270	757,270	757,270	756,533

(1)	Amounts have been adjusted to reflect the Reverse/Forward Stock Split that became effective on April 30, 2025. See Note 6, Stockholders Equity and Note 10, Subsequent Event for further information about the Reverse/Forward Stock Split.

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the 26 weeks ended March 30, 2025

(UNAUDITED)

	Common Stock Issued		Capital in Excess	Retained
	Shares (1)	Amount (1)	of Par (1)	Earnings	Total

Balance at September 29, 2024	757,270	757	5,234,732	8,712,738	13,948,227
Net income	—	—	—	193,041	193,041
Balance at December 29, 2024	757,270	757	5,234,732	8,905,779	14,141,268
Net loss	—	—	—	(247,762)	(247,762)
Balance at March 30, 2025	757,270	757	5,234,732	8,658,017	13,893,506

For the 26 weeks ended March 31, 2024

(UNAUDITED)

	Common Stock Issued		Capital in Excess	Retained
	Shares (1)	Amount (1)	of Par (1)	Earnings	Total
Balance at October 1, 2023	755,179	755	5,177,234	9,807,219	14,985,208
Net loss	—	—	—	(369,255)	(369,255)
Issuance of common stock to directors	2,091	2	57,497	—	57,499
Stock-based compensation	—	—	9,169	—	9,169
Balance at December 31, 2023	757,270	757	5,243,900	9,437,964	14,682,621
Net loss	—	—	—	(1,000,324)	(1,000,324)
Stock-based compensation	—	—	9,168	—	9,168
Balance at March 31, 2024	757,270	757	5,253,068	8,437,640	13,691,465

(1)	Amounts have been adjusted to reflect the Reverse/Forward Stock Split that became effective on April 30, 2025. See Note 6, Stockholders Equity and Note 10, Subsequent Event for further information about the Reverse/Forward Stock Split.

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the 26 weeks ended
	March 30, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,721)	$(1,369,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	428,863	441,796
Interest expense - debt financing cost amortization	3,144	5,444
Stock-based compensation	—	75,836
Interest accrued on certificates of deposit	(3,368)	(21,609)
Deferred income taxes	2,900	—
(Gain) loss on asset disposals, net	(52)	35,754
Change in assets and liabilities:
(Increase) decrease in accounts receivable	30,473	29,933
(Increase) decrease in inventory	(31,936)	(25,297)
(Increase) decrease in prepaid expenses and other	198,539	(422,060)
Increase (decrease) in accounts payable	(775,665)	1,071,809
Increase (decrease) in other current liabilities	39,152	(77,286)
Net cash used in operating activities	(162,671)	(255,259)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of certificates of deposit, including interest	838,442	—
Investments in certificates of deposit	—	(1,000,000)
Acquisition of property and equipment	(1,086,385)	(484,872)
Proceeds from the disposition of property and equipment	24,000	40,875
Net cash used in investing activities	(223,943)	(1,443,997)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payoff of 2020 Term Loan	(2,389,544)	(248,737)
Proceeds from 2025 Term Loan	2,500,000	—
Payments on 2021 Term Loan	(139,036)	(133,774)
Payments on 2025 Term Loan	(39,833)	—
Payments of 2025 Term Loan fees	(60,716)	—
Payment of lines of credit fees	—	(5,000)
Net cash used in financing activities	(129,129)	(387,511)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(515,743)	(2,086,767)
CASH AND CASH EQUIVALENTS:
Beginning of period	2,489,294	4,098,387
End of period	$1,973,551	$2,011,620

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$95,852	$95,516

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 30, 2025

NOTE 1. ORGANIZATION

Parks! America, Inc. (“Parks!” or the “Company”) owns and operates through wholly owned subsidiaries three regional safari parks and is in the business of acquiring, developing and operating local and regional entertainment assets and attractions in the United States. The Company’s wholly owned subsidiaries are Wild Animal Safari, Inc. a Georgia corporation (“Wild Animal – Georgia”), Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”), and Aggieland-Parks, Inc., a Texas corporation (“Aggieland Wild Animal – Texas”). Wild Animal – Georgia owns and operates the Wild Animal Safari Pine Mountain located in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari Springfield located in Strafford, Missouri (the “Missouri Park”). Aggieland Wild Animal – Texas owns and operates the Aggieland Safari located near Bryan/College Station, Texas (the “Texas Park”).

In 2005, the Company entered its current business with the purchase of an animal attraction in Pine Mountain, Georgia. Parks! America is domiciled in the state of Nevada and its headquarters is in Pine Mountain, Georgia. In 2008, the Company adopted its current name “Parks! America” and its current stock symbol “PRKA.”

Prior to and on May 1, 2025, the Company’s common stock traded on the OTCPink market. Effective May 2, 2025, the Company’s common stock is traded on the OTCQX market. As a result of the Reverse/Forward Stock Split, effective on April 30, 2025, the Company’s common stock will be traded on a post-split basis under the symbol “PRKAD” for 20 trading days, including the effective date, after which it will revert to “PRKA.” See Note 10, Subsequent Event, of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

The Company’s parks are open year-round and experience increased seasonal attendance, typically beginning in the latter half of March through early September. Combined third and fourth quarter Park revenue was 61.4% and 60.4% of annual Park revenue for the Company’s 2024 and 2023 fiscal years, respectively.

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

Change in Capital Structure: As described fully in Note 6, Stockholders Equity, effective April 30, 2025, the Company effected a 1-for-500 reverse stock split of the shares of the Company’s common stock, followed immediately by a 5-for-1 forward stock split of the shares of the Company’s common stock, herein referred to as the “Reverse/Forward Stock Split.” All share and per share amounts presented in the Unaudited Consolidated Financial Statements and accompanying notes, including, but not limited to, shares issued and outstanding, dollar amounts of common stock, capital in excess of par, and earnings/(loss) per share, have been retroactively adjusted for all periods presented in order to reflect this change in capital structure. There were no changes to the total number of authorized shares of common stock or their respective par values per share as a result of this change.

Accounting Method: The Company recognizes income and expenses based on the accrual method of accounting.

Estimates and Assumptions: Management uses estimates and assumptions in preparing financial statements in accordance with GAAP. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Fiscal Year End: The Company’s fiscal year end is the Sunday closest to September 30. For the 2025 fiscal year, September 28 will be the closest Sunday, and for the 2024 fiscal year, September 29 was the closest Sunday both with 52 weeks. This fiscal calendar aligns the Company’s fiscal periods closely with the seasonality of its business. The high season typically ends after the Labor Day holiday weekend. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins in the latter half of March through early September.

Financial and Concentrations Risk: The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 30, 2025

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

Assets and liabilities disclosed at fair value on a recurring basis include our long-term debt. As of March 30, 2025 and September 29, 2024, the fair value of the Company’s long-term debt was $3.30 million and $3.24 million, respectively. The measurement of the fair value of long-term debt is based upon inquiries of the financial institutions holding the respective loans and is considered a Level 2 fair value measurement. The respective carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

Cash and Cash Equivalents: The Company maintains its cash and cash equivalents with high credit quality financial institutions. The Company considers all highly liquid financial instruments with maturities of three months or less to be cash equivalents. The Company maintains cash and cash equivalents in deposit accounts which may at times exceed federally insured limits. As of March 30, 2025 and September 29, 2024, cash and cash equivalents consisted of cash on deposit and a money market account.

Short-term Investments: The Company periodically invests in certificates of deposit and classifies its certificates of deposit as cash and cash equivalents or short-term investments and reassesses the appropriateness of the classification of its investments at the end of each reporting period. Certificates of deposit held for investment with an original maturity date greater than 13 weeks are carried at amortized cost and reported as short-term investments in the Consolidated Balance Sheets. As of March 30, 2025 the Company did not have any short-term investments. As of September 29, 2024, the Company had $835,074 in two certificates of deposit, including accrued interest, classified as short-term investments. These certificates of deposit secured lines of credit, as detailed in Note 5, Lines of Credit, of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Accounts Receivable: The Company’s parks are principally a payment upfront business; therefore, the Company generally carries limited accounts receivable. The Company had $33,311, $63,784 and $36,172 of accounts receivable as of March 30, 2025, September 29, 2024 and October 1, 2023, respectively.

Inventory: Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. The gross profit method is used to determine the change in gift shop inventory for interim periods. Inventories are reviewed and reconciled annually because inventory levels turn over rapidly. The Company had inventory of $404,337 and $372,401 as of March 30, 2025 and September 29, 2024, respectively.

Prepaid Expenses: The Company prepays certain expenses primarily due to legal or contractual requirements. The following is a breakdown of prepaid expenses:

	March 30, 2025	September 29, 2024
Prepaid insurance	$111,563	$272,213
Prepaid income taxes	39,455	118,695
Other prepaid expenses	46,751	5,400
Total prepaid expenses	$197,769	$396,308

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 30, 2025

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. A summary is included below.

	March 30, 2025	September 29, 2024
Land	$6,389,470	$6,389,470
Mineral rights	276,000	276,000
Ground improvements	3,380,789	3,255,128
Buildings and structures	4,888,305	4,014,706
Animal shelters and habitats	3,822,753	3,532,143
Park animals	1,246,171	1,236,921
Equipment - concession and related	512,967	512,967
Equipment and vehicles - yard and field	750,750	744,538
Vehicles - buses and rental	325,137	307,726
Rides and entertainment	152,156	152,156
Furniture and fixtures	27,160	27,160
Projects in process	18,970	288,305
Property and equipment, cost	21,790,628	20,737,220
Less accumulated depreciation	(6,321,436)	(5,907,608)
Property and equipment, net	$15,469,192	$14,829,612

Depreciation expense for the 13 weeks ended March 30, 2025 and March 31, 2024 was $217,312 and $215,590, respectively, and for the 26 weeks ended March 30, 2025 and March 31, 2024 was $422,857 and $435,790, respectively.

Intangible Assets: Intangible assets consist primarily of a site master plan, website domains and tradename registrations, which are reported at cost and are being amortized over a period of three to ten years. Amortization expense for the 13 weeks ended March 30, 2025 and March 31, 2024 was $3,003 and $3,003, respectively, and for the 26 weeks ended March 30, 2025 and March 31, 2024 was $6,006 and $6,006, respectively.

Impairment of Long-Lived Assets: The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered impaired, then impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.

Other Current Liabilities: The following is a breakdown of other current liabilities:

	March 30, 2025	September 29, 2024
Deferred revenue	$129,037	$115,950
Accrued compensation	119,712	145,726
Accrued professional fees	85,110	75,499
Accrued sales taxes	69,676	32,866
Accrued property taxes	49,578	67,751
Accrued interest	15,563	2,382
Other accrued liabilities	36,631	25,981
Other current liabilities	$505,307	$466,155

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 30, 2025

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition: The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation in the contract; and (5) recognize revenue when (or as) the Company satisfies the performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Revenue from park admission fees is recognized at the point in time control transfers to the customer, which is generally when the customer accepts access to the park and the Company is entitled to payment. Park admission revenue for annual passes and memberships is deferred and recognized as revenue on a pro-rata basis over the term of the pass or membership. Park admission fee revenue from advance online ticket purchases is deferred until the customers’ visit to the parks. Advance online tickets can generally be used anytime during the one-year period from the date of purchase. Revenue from retail and concession sales is generally recognized upon the concurrent receipt of payment and delivery of goods to the customer. Sales taxes billed and collected are not included in revenue.

Deferred revenue, consisting of advance online admission tickets, season passes and memberships, was $129,037, $115,950 and $143,511 as of March 30, 2025, September 29, 2024 and October 1, 2023, respectively, which is included within Other current liabilities in the accompanying Consolidated Balance Sheets.

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

The Company provides disaggregation of revenue based on geography in Note 9, Business Segments, as it believes this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Advertising and Marketing Costs: The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the 13 weeks ended March 30, 2025 and March 31, 2024 was $227,605 and $213,114, respectively and 26 weeks ended March 30, 2025 and March 31, 2024 was $366,523 and $454,940, respectively, which is included in Selling, general and administrative expense in the Consolidated Statement of Operations (Unaudited).

Stock Based Compensation: The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period associated with the grant. The Company awards shares to its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company recognizes stock-based compensation expense based on the fair market value at the time of the grant. The Company typically awards its annual Director compensation around the end of each calendar year. Stock-based compensation expense for the 13 weeks ended March 30, 2025 and March 31, 2024 was $0 and $9,168, respectively, and 26 weeks ended March 30, 2025 and March 31, 2024 was $0 and $18,337, respectively, which is included in Selling, general and administrative expense in the Consolidated Statements of Operations (Unaudited).

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

Transactions with Related Parties: The Company’s Board of Directors closely monitors and approves transactions with related parties. A portion of the Company’s long-term debt is secured by a cash collateral reserve of $2.5 million established by Focused Compounding. See Note 4, Long-term Debt, of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information. As of March 30, 2025, Focused Compounding owned 41.36% of the outstanding common stock of the Company. Focused Compounding is controlled by Geoffrey Gannon and Andrew Kuhn, who are each on the Company’s Board of Directors and Mr. Gannon is the Company’s President.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 30, 2025

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

The Company follows the guidance in FASB ASC 740 with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of March 30, 2025 or September 29, 2024.

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

March 30, 2025

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

The Company engaged legal counsel specializing in activist stockholder matters, as well as several other consultants, during this proxy contest. During the fiscal year ended September 29, 2024, the Company incurred $2,090,810 of expenses associated with this contested proxy and related matters, partially offset by $50,000 of insurance proceeds. During the 13 weeks ending March 30, 2025, the Company received approximately $567,100 of insurance proceeds under its directors and officers insurance related to this matter, which were used to pay certain bills associated with the contested proxy and related matters. As of March 30, 2025, the Company had approximately $360,500 of unpaid bills associated with the contested proxy and related matters.

NOTE 4. LONG-TERM DEBT

On June 18, 2021, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2021 Refinancing”) with Synovus Bank (“Synovus”). The 2021 Refinancing included a term loan in the original principal amount of $1.95 million (the “2021 Term Loan”). The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was $969,954 as of March 30, 2025.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 30, 2025

NOTE 4. LONG-TERM DEBT (CONTINUED)

On April 27, 2020, the Company, through its wholly owned subsidiary Aggieland-Parks, Inc., acquired Aggieland Wild Animal – Texas. The purchase price of $7.1 million was financed with a $5.0 million loan (the “2020 Term Loan”) from First Financial Bank, N.A. (“First Financial”), a seller note with a face value of $750,000 (the “Aggieland Seller Note”), and cash of $1.38 million. The 2020 Term Loan was secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan bore an interest rate of 5.0% per annum, had a maturity date of April 27, 2031, and required interest only monthly payments through April 2021. The 2020 Term Loan required monthly payments of $53,213 beginning in May 2021. The Company paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the incremental proceeds of the 2021 Term Loan, combined with additional funds, to pay down $1.0 million against the 2020 Term Loan, which had an outstanding balance of $2,389,544 as of September 29, 2024. On September 30, 2024, the 2020 Term Loan with First Financial was fully paid down with the proceeds of the term loan described below.

On September 30, 2024, Aggieland-Parks, Inc. completed a refinancing transaction (the “2025 Refinancing”) with Cendera Bank N.A. (“Cendera”). The 2025 Refinancing included a term loan in the original principal amount of $2.5 million (the “2025 Term Loan”). The 2025 Term Loan bears interest at a daily adjusted rate equal to the Prime Rate minus 0.5%. As of March 30, 2025 the effective interest rate was 7.0%. The 2025 Term Loan has a term of 10 years, with a 15-year amortization, and a balloon payment of the outstanding principal balance due September 30, 2034. The initial monthly loan payment is $23,200. Aggieland-Parks, Inc., paid $60,716 in fees and expenses in connection with the 2025 Term Loan. The 2025 Term Loan is secured by substantially all the assets of Aggieland-Parks, Inc., as well as a cash collateral reserve of $2.5 million established by Focused Compounding, with Cendera. Geoffrey Gannon and Andrew Kuhn control Focused Compounding, and each serve on the Board of the Company, and Mr. Gannon is the Company’s President. Focused Compounding did not receive a fee or any other benefit in connection with establishing the above-described cash collateral reserve. The outstanding balance of the 2025 Term Loan was $2,460,167 as of March 30, 2025.

Interest expense of $54,709 and $49,147 for the 13 weeks ended March 30, 2025 and March 31, 2024 includes $1,572 and $1,472 of debt closing costs amortization, respectively, Interest expense of $112,178 and $100,592 for the 26 weeks ended March 30, 2025 and March 31, 2024 includes $3,144 and $2,943 of debt closing costs amortization, respectively.

The following table represents the aggregate of the Company’s outstanding long-term debt:

	March 30, 2025	September 29, 2024
Loan principal outstanding	$3,430,121	$3,498,535
Less: unamortized debt financing costs	(58,383)	(812)
Gross long-term debt	3,371,738	3,497,723
Less current portion of long-term debt, net of unamortized costs	(387,673)	(809,892)
Long-term debt, net	$2,984,065	$2,687,831

As of March 30, 2025, the scheduled future principal maturities of the Company’s long-term debt by fiscal year are as follows:

Fiscal years ending
Remainder of 2025	$191,226
2026	397,305
2027	416,239
2028	356,530
2029	130,686
Thereafter	1,938,135
Total	$3,430,121

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 30, 2025

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

Through their respective maturities, the Company had not made any borrowings against either of these lines of credit. Interest expense includes line of credit fee amortization for the 13 weeks ended March 30, 2025 and March 31, 2024, of $0 and $1,250, respectively. Interest expense includes line of credit fee amortization for the 26 weeks ended March 30, 2025 and March 31, 2024 of $0 and $2,375, respectively.

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

At the annual shareholder meeting held on March 7, 2025, the stockholders voted to approve the amendments to the Company’s Amended and Restated Articles of Incorporation to effect a 1 for 500 reverse stock split of the Company’s common stock followed immediately by an amendment to the Company’s Restated Articles of Incorporate to effect a 5 for 1 forward stock split of the Company’s Common Stock, herein referred to as the “Reverse/Forward Stock Split”.

On April 1, 2025, the Board of Directors authorized the implementation of the Reverse/Forward Stock Split.

On April 10, 2025, the Company filed a certificate of amendment to the Company’s Articles of Incorporation (“Charter”) with the Secretary of State of the State of Nevada to effect a 1-for-500 reverse stock split of the shares of the Company’s common stock, par value $0.001 per share followed immediately by the filing of a certificate of amendment to the Charter with the Secretary of State of the State of Nevada to effect a 5-for-1 forward stock split of the Company Common Stock.

The immediate goal of the Reverse/Forward Stock Split is to reduce excessive administrative costs associated with having a disproportionately large number of stockholders who own relatively few shares.

The Company did not issue fractional shares in connection with the Reverse/Forward Stock Split. Instead, the Company will pay cash (without interest) to any stockholder who would be entitled to receive a fractional share as a result of the Reverse/Forward Stock Split as follows:

(i)	Stockholders who hold fewer than 500 shares immediately prior to the Reverse Stock Split shall be paid in cash (without interest) an amount equal to such number of shares of Company Common Stock held multiplied by the average of the closing sales prices of the Company Common Stock quoted on the National Quotation Bureau pink sheets for the five consecutive trading days immediately preceding the Effective Date of the Reverse Stock Split; and
(ii)	Any remaining stockholders who would have been entitled to receive fractions of a share as a result of the Reverse/Forward Stock Split shall be paid in cash (without interest) an amount equal to such fractions multiplied by the average of the closing sales prices of the Company Common Stock quoted on the National Quotation Bureau pink sheets for the five consecutive trading days immediately preceding the effective date of the Reverse/Forward Stock Split (with such average closing sales prices being adjusted to give effect to the Reverse/Forward Stock Split).

All share outstanding amounts and per share amounts have been adjusted to reflect the Reverse/Forward Stock Split that became effective on April 30, 2025. See Note 10, Subsequent Events, of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for further information about the Reverse/Forward stock split.

Stock-based compensation

Shares of common stock issued for service to the Company are valued based on market price on the date of the award.

On December 4, 2023, the Company declared its annual compensation award to seven directors for their service on the Board of Directors. Seven directors were awarded $10,000 each and three directors received a total of $10,000 for serving as committee chairpersons and as a non-employee officer, with such compensation to be paid all in shares of the Company’s common stock, all in cash or a combination thereof, at each director’s election. Five directors elected to receive compensation in all shares and two directors elected to receive compensation in all cash. Based on the closing stock price of $0.275 per share on December 4, 2023, a total of 209,088 shares were issued on February 2, 2024. The total compensation award cost of $80,000, comprised of $57,500 in stock-based compensation and $22,500 of cash payments, was recorded for the 13 weeks ended December 31, 2023. These costs are included within selling, general and administrative expense in the Consolidated Statements of Operations (Unaudited).

Officers, directors and their controlled entities own approximately 41.97% of the outstanding common stock of the Company as of March 30, 2025.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 30, 2025

NOTE 7. INCOME TAXES

Provision for Income Taxes

The Company recorded a tax benefit at an overall effective rate of 24.6% and 25.6% for the 13 weeks ended March 30, 2025 and for the 13 weeks ended March 31, 2024, respectively. The Company recorded a tax expense at an overall effective rate of (5.6%) for the 26 weeks ended March 30, 2025 and a tax benefit at an overall effective rate of 24.7% for the 26 weeks ended March 31, 2024. The overall effective tax rates for the 13 and 26 weeks ended March 30, 2025 and March 31, 2024 vary from the U.S. federal statutory rate primarily due to state taxes.

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

NOTE 9. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each park and provided and used by the Company’s President, as Chief Operating Decision Maker (“CODM”), for review and as a basis for decision-making. The primary performance measures used by the CODM to allocate resources is segment income/(loss), defined as park earnings before interest, taxes, depreciation and amortization and free cash flow.

The following tables present financial information regarding each of the Company’s reportable segments:

	For the 13 weeks ended		For the 26 weeks ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Total revenue:
Georgia Park	$1,046,387	$1,048,944	$2,157,105	$2,288,954
Missouri Park	374,328	400,733	664,089	642,454
Texas Park	581,306	508,523	951,285	924,417
Consolidated	$2,002,021	$1,958,200	$3,772,479	$3,855,825

Loss before income taxes:
Georgia Park	$148,542	$185,645	$482,488	$551,487
Missouri Park	6,806	50,940	(42,422)	(55,828)
Texas Park	67,073	31,076	15,074	(4,949)
Segment income	222,421	267,661	455,140	490,710
Corporate expenses	(301,482)	(192,722)	(571,834)	(510,408)
Depreciation and amortization	(220,315)	(218,593)	(428,863)	(441,796)
(Loss) gain on asset disposals, net	—	(21,337)	52	(35,754)
Contested proxy and related matters, net	—	(1,164,612)	567,157	(1,291,252)
Other income, net	25,323	34,026	38,705	69,913
Interest expense	(54,709)	(49,147)	(112,178)	(100,592)
Consolidated	$(328,762)	$(1,344,724)	$(51,821)	$(1,819,179)

	As of
	March 30, 2025	September 29, 2024
Total assets:
Georgia Park	$7,238,010	$7,520,918
Missouri Park	3,059,835	3,399,324
Texas Park	7,800,448	7,812,661
Corporate	172,660	461,168
Consolidated	$18,270,953	$19,194,071

NOTE 10. SUBSEQUENT EVENTS

Effective on April 30, 2025, at 5:00 p.m. Eastern Time, the Company effected a 1-for-500 reverse stock split of the shares of the Company’s common stock, followed immediately by a 5-for-1 forward stock split of the shares of the Company’s common stock at 5:01 p.m. Eastern Time herein referenced as the “Reverse/Forward Stock Split”.

Prior to and on May 1, 2025, the Company’s common stock was traded on the OTCPink market. Effective May 2, 2025, the Company’s common stock is traded on the OTCQX market. As a result of the Reverse/Forward Stock Split, the Company’s common stock will trade on a post-split basis under the symbol “PRKAD” for 20 trading days, including the effective date of April 30, 2025, after which it will revert to “PRKA.”

No fractional shares will be issued in connection with the Reverse/Forward Stock Split. Instead, the Company will pay cash (without interest) to any stockholder who would be entitled to receive a fractional share as a result of the Reverse/Forward Stock Split:

(i)	Stockholders who hold fewer than 500 shares immediately prior to the Reverse Stock Split shall be paid in cash (without interest) an amount equal to such number of shares of Company Common Stock held multiplied by the average of the closing sales prices of the Company Common Stock quoted on the National Quotation Bureau pink sheets for the five consecutive trading days immediately preceding the Effective Date of the Reverse Stock Split; and
(ii)	Any remaining stockholders who would have been entitled to receive fractions of a share as a result of the Reverse/Forward Stock Split shall be paid in cash (without interest) an amount equal to such fractions multiplied by the average of the closing sales prices of the Company Common Stock quoted on the National Quotation Bureau pink sheets for the five consecutive trading days immediately preceding the effective date of the Reverse/Forward Stock Split (with such average closing sales prices being adjusted to give effect to the Reverse/Forward Stock Split).

All share outstanding amounts have been adjusted to reflect the Reverse/Forward Stock Split that became effective on April 30, 2025. See Note 6, Stockholders Equity, of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for further information about the Reverse/Forward Stock Split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere in the Quarterly Report on Form 10-Q. This Management’s discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” below, “Item 1A. Risk Factors” in our Annual Report filed on Form 10-K for the fiscal year ended September 29, 2024 filed with the United States Securities and Exchange Commission (“SEC”) on December 13, 2024 and “Part II, Item 1A Risk Factors” of this Quarterly Report on Form 10-Q, for a discussion of these uncertainties, risks and assumptions associated with these statements.

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “we”, “our” and similar terms refer to Parks! America, Inc. and its wholly owned subsidiaries. Our fiscal year ends on the Sunday closest to September 30. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:

●	Adjusted EBITDA – Net income (loss) appearing on the Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and other significant items.

●	Adjusted net income (loss) – Net income (loss) appearing on the Consolidated Statements of Operations excluding significant non-recurring or non-operational items. Adjusted net income (loss) is also presented on a diluted per share basis

●	First Quarter 2025 – The 13 weeks ended December 29, 2024

●	First Quarter 2024 – The 13 weeks ended December 31, 2023

●	Fiscal 2025 – The 52 weeks ending September 28, 2025

●	Fiscal 2024 – The 52 weeks ended September 29, 2024

●	Fiscal 2023 – The 52 weeks ended October 1, 2023

●	GAAP – Accounting principles generally accepted in the United States

●	Second Quarter 2025 – The 13 weeks ended March 30, 2025

●	Second Quarter 2024 – The 13 weeks ended March 31, 2024

●	SEC – United States Securities and Exchange Commission

●	Third Quarter 2025 – The 13 weeks ending June 29, 2025

●	Third Quarter 2024 – The 13 weeks ended June 30, 2024

●	Year-to-Date 2025 – The 26 weeks ended March 30, 2025

●	Year-to-Date 2024 – The 26 weeks ended March 31, 2024

Cautionary Statement Regarding Forward-Looking Information

Except for the historical information contained herein, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve risks and uncertainties, including, among other things, statements concerning: our business strategy; liquidity and capital expenditures; future sources of revenue and anticipated costs and expenses; and trends in industry activity generally. Such forward-looking statements include, among others, those statements including the words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar language or by discussions of our outlook, plans, goals, strategy or intentions.

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

All share and per share information contained in this Quarterly Report gives effect to the Reverse/Forward Stock Split that became effective on April 30, 2025.

Overview

Through our wholly owned subsidiaries, we own and operate three regional safari parks and are in the business of acquiring, developing and operating local and regional entertainment assets in the United States. Our wholly owned subsidiaries are Wild Animal Safari, Inc., a Georgia corporation (“Wild Animal – Georgia”), Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”), and Aggieland-Parks, Inc., a Texas corporation (“Aggieland Wild Animal – Texas”). Wild Animal – Georgia owns and operates the Wild Animal Safari Pine Mountain located in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari Springfield located in Strafford, Missouri (the “Missouri Park”). Aggieland Wild Animal – Texas owns and operates the Aggieland Safari located near Bryan/College Station, Texas (the “Texas Park”).

Our parks are open year-round and experience increased seasonal attendance, typically beginning in the latter half of March through early September. Combined third and fourth quarter Park revenue was 61.4% and 60.4% of annual Park revenue for Fiscal 2024 and Fiscal 2023, respectively.

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

We engaged legal counsel specializing in activist stockholder matters, as well as several other consultants, during this proxy contest and for the fiscal year ended September 29, 2024, we incurred $2,040,810 of associated expenses, net. We have been engaged in discussions with our directors and officers insurance carrier regarding potential insurance coverage related to the expenses associated with the contested proxy and related matters. During the 13 weeks ending March 30, 2025, we received approximately $567,100 of insurance proceeds under our directors and officers insurance, which we used to pay certain bills associated with the contested proxy and related matters. As of March 30, 2025, we had approximately $360,500 of unpaid bills associated with the contested proxy and related matters. See Note 3, Contested Proxy and Related Matters, of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Reverse/Forward Stock Split

At the annual shareholder meeting held on March 7, 2025, the stockholders voted to approve the amendments to the Company’s Amended and Restated Articles of Incorporation to effect a 1 for 500 reverse stock split of the Company’s common stock followed immediately by an amendment to the Company’s Restated Articles of Incorporate to effect a 5 for 1 forward stock split of the Company’s Common Stock, herein referred to as the “Reverse/Forward Stock Split”.

On April 1, 2025, the Board of Directors authorized the implementation of the Reverse/Forward Stock Split.

On April 10, 2025, the Company filed a certificate of amendment to the Company’s Articles of Incorporation (“Charter”) with the Secretary of State of the State of Nevada to effect a 1-for-500 reverse stock split of the shares of the Company’s common stock, par value $0.001 per share followed immediately by the filing of a certificate of amendment to the Charter with the Secretary of State of the State of Nevada to effect a 5-for-1 forward stock split of the Company Common Stock.

The immediate goal of the Reverse/Forward Stock Split is to reduce excessive administrative costs associated with having a disproportionately large number of stockholders who own relatively few shares.

Effective on April 30, 2025, at 5:00 p.m. Eastern Time, the Company effected a 1-for-500 reverse stock split of the shares of the Company’s common stock, followed immediately by a 5-for-1 forward stock split of the shares of the Company’s common stock at 5:01 p.m. Eastern Time herein referenced as the “Reverse/Forward Stock Split”.

Prior to and on May 1, 2025, the Company’s common stock was traded on the OTCPink market. Effective May 2, 2025, the Company’s common stock is traded on the OTCQX market. As a result of the Reverse/Forward Stock Split, the Company’s common stock will trade on a post-split basis under the symbol “PRKAD” for 20 trading days, including the effective date of April 30, 2025, after which it will revert to “PRKA.”

No fractional shares will be issued in connection with the Reverse/Forward Stock Split. Instead, the Company will pay cash (without interest) to any stockholder who would be entitled to receive a fractional share as a result of the Reverse/Forward Stock Split:

(i)	Stockholders who hold fewer than 500 shares immediately prior to the Reverse Stock Split shall be paid in cash (without interest) an amount equal to such number of shares of Company Common Stock held multiplied by the average of the closing sales prices of the Company Common Stock quoted on the National Quotation Bureau pink sheets for the five consecutive trading days immediately preceding the Effective Date of the Reverse Stock Split; and
(ii)	Any remaining stockholders who would have been entitled to receive fractions of a share as a result of the Reverse/Forward Stock Split shall be paid in cash (without interest) an amount equal to such fractions multiplied by the average of the closing sales prices of the Company Common Stock quoted on the National Quotation Bureau pink sheets for the five consecutive trading days immediately preceding the effective date of the Reverse/Forward Stock Split (with such average closing sales prices being adjusted to give effect to the Reverse/Forward Stock Split).

Discussion and Analysis

Consolidated and Segment Results of Operations for Second Quarter 2025 as Compared to Second Quarter 2024

We manage our operations on an individual park location basis. Discrete financial information is maintained for each park and provided to our President, as Chief Operating Decision Maker (“CODM”), for review and as a basis for decision making. The primary performance measures used by the CODM to allocate resources is segment income/(loss), defined as park earnings before interest, tax, depreciation and amortization, as well as free cash flow. We use segment income/(loss) and free cash flow as a measure of profitability to gauge segment performance because we believe this measure is the most indicative of performance trends and overall earnings potential of each segment.

In mid-January 2024 we completed the strategic switch to a new ticketing platform which we believe improves the guest experience while also providing improved functionality for our park customer services teams. While this change had a net neutral impact on our profitability, we no longer directly upcharge customer transaction fees which we previously reported in Park revenue. Excluding customer transaction fees had an immaterial impact on our total Park revenue during Second Quarter 2024, therefore we did not present pro-forma Park revenue for Second Quarter 2024 compared to Second Quarter 2025. We did present pro-forma Park revenue excluding customer transaction fees for Year-to-Date 2024 for comparison to Year-to-Date 2025.

The following table presents our consolidated and segment operating results for Second Quarter 2025 and Second Quarter 2024:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	For the 13 weeks ended		For the 13 weeks ended		For the 13 weeks ended		For the 13 weeks ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Total revenue	$1,046,387	$1,048,944	$374,328	$400,733	$581,306	$508,523	$2,002,021	$1,958,200
Segment income	148,542	185,645	6,806	50,940	67,073	31,076	222,421	267,661
Segment operating margin %	14.2%	17.7%	1.8%	12.7%	11.5%	6.1%	11.1%	13.7%

Corporate expenses							(301,482)	(192,722)
Depreciation and amortization							(220,315)	(218,593)
Contested proxy and related matters, net							—	(1,164,612)
(Loss) on asset disposals, net							—	(21,337)
Other income, net							25,323	34,026
Interest expense							(54,709)	(49,147)
Loss before income taxes							$(328,762)	$(1,344,724)

	For the 13 weeks ended
	March 30, 2025	March 31, 2024
Georgia Park	$1,039,131	$1,036,469
Missouri Park	361,078	400,733
Texas Park	579,136	487,038
Total Park revenue	$1,979,345	$1,924,240

Results of Operations

Second Quarter 2025 compared with Second Quarter 2024

Total Revenue and Park Revenue

Total revenue was $2.00 million in Second Quarter 2025, an increase of $43,821 or 2.2%, compared to $1.96 million in Second Quarter 2024.

Park revenue was $1.98 million in Second Quarter 2025, an increase of $55,105 or 2.9%, compared to $1.92 million in Second Quarter 2024.

Animal sales were $22,676 in Second Quarter 2025, a decrease of $11,284 or 33.2%, compared to $33,960 in Second Quarter 2024. The decrease is driven by a decrease in animal sales at our Texas Park offset by an increase in animal sales at our Missouri Park due to timing of animal sales year over year.

Georgia Park revenue was $1.04 million in Second Quarter 2025, an increase of $2,662 or 0.3% compared to $1.04 million in Second Quarter 2024. Our Georgia Park revenue remained flat compared to Second Quarter 2024 due to the impact of the timing of seasonal Spring Break dates. During Second Quarter 2025 the Spring Break dates were three-consecutive weeks with two of the three weeks of revenue shifting into Third Quarter 2025 compared to Second Quarter 2024 with Spring Break dates for two-consecutive weeks and only one week of revenue shifting into Third Quarter 2024.

Missouri Park revenue was $361,078 in Second Quarter 2025, a decrease of $39,655 or 9.9% compared to $400,733 in Second Quarter 2024. During Second Quarter 2025, our Missouri Park experienced adverse weather conditions that required the park to close and experienced an increase in rainy and colder than average weather temperatures which negatively affected attendance compared to Second Quarter 2024. In addition, animal food sales decreased during Second Quarter 2025 compared to Second Quarter 2024 driven by lower attendance.

Texas Park revenue was $579,136 in Second Quarter 2025, an increase of $92,098 or 18.9% compared to $487,038 in Second Quarter 2024. The increase in revenue was primarily increased admission revenue during Spring Break driven by a positive response to new marketing strategies. In addition, food service revenue increased with increased attendance offset by a decrease in animal food sales with decision by management to include animal feed in the admission cost of select admission packages.

Our Georgia Park attendance decreased approximately 11.9% during Second Quarter 2025 compared to Second Quarter 2024. During Second Quarter 2025, our Georgia Park experienced adverse weather conditions and a two-day power outage that required the park to remain closed as well as rainy and colder than average weather temperatures that negatively impacted attendance. The shift of the strongest attendance days during the seasonal Spring Break dates into Third Quarter 2025 also negatively impacted attendance.

During Second Quarter 2025, attendance at our Missouri Park decreased by approximately 6.8% compared to Second Quarter 2024 driven by adverse weather conditions that required the park to close and an increase in rainy and colder than average weather temperatures which negatively affected attendance.

Our Texas Park attendance increased 20.4% in Second Quarter 2025 compared to Second Quarter 2024 driven by an increase in Spring Break attendance which can be attributed to the positive response to new marketing strategies.

Segment Income

Our consolidated segment income was $222,421 in Second Quarter 2025, a decrease of $45,240 or 16.9%, from $267,661 in Second Quarter 2024.

Our Georgia Park segment income was $148,542 in Second Quarter 2025, a decrease of $37,103 from $185,645 in Second Quarter 2024. The decrease is primarily driven by higher cost of animal feed sales and higher operating expenses, primarily park maintenance costs offset by lower employee benefit costs, transaction processing fees and outside services.

Our Missouri Park segment income was $6,806 in Second Quarter 2025, a decrease of $44,134 from $50,940 in Second Quarter 2024. The decrease is primarily driven by a decrease in Park revenue and an increase in staffing costs offset by an increase in animal sales.

Our Texas Park segment income was $67,073 in Second Quarter 2025, an increase of $35,997, from $31,076 in Second Quarter 2024. The increase is primarily driven by an increase in Park revenue, primarily during Spring Break, lower operating expenses, primarily park maintenance costs and outside services offset by higher staffing costs, advertising and higher animal expense primarily due to the cost of an animal insurance policy purchased for a limited policy period for the transportation of a giraffe.

Corporate Expenses

Corporate expenses were $301,482 in Second Quarter 2025, an increase of $108,760 from $192,722 in Second Quarter 2024 primarily driven by higher salaries and wages and higher professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense was $220,315 in Second Quarter 2025, an increase of $1,722 from $218,593 in Second Quarter 2024 primarily driven by higher depreciation expense at our Georgia Park for capital expenditures placed in service during Second Quarter 2025 offset by lower depreciation expense at our Missouri Park with assets becoming fully depreciated.

Contested Proxy and Related Matters

Contested Proxy and Related Matters, net was $0 in Second Quarter 2025 compared to $1,164,612 in Second Quarter 2024. See Note 3, Contested Proxy and Related Matter, of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

(Loss) on asset disposals, net

Loss on asset disposals, net was $0 in Second Quarter 2025 compared to $21,337 in Second Quarter 2024. Second Quarter 2024 primarily includes animal deaths prior to the end of their estimated life expectancy.

Other Income, net

Other income, net was $25,323 in Second Quarter 2025, a decrease of $8,703 from $34,026 in Second Quarter 2024. The decrease is driven by lower interest income related to the maturity of certificates of deposit during the First Quarter 2025 and lower average money market balances compared to Second Quarter 2024.

Interest Expense

Interest expense was $54,709 in Second Quarter 2025, an increase of $5,562 from $49,147 in Second Quarter 2024. The increase is driven by a higher interest rate on the 2025 Term Loan refinanced during the First Quarter 2025 offset by a decrease in the 2021 Term Loan interest expense due to lower principal balances.

Income Taxes

We reported a loss before income taxes of $328,762 in Second Quarter 2025. Based on a year-to-date blend of federal and state of Georgia income before income taxes, we recorded an income tax benefit of $81,000 for the Second Quarter 2025. We reported a loss before income taxes of $1,344,724 in Second Quarter 2024. Based on a year-to-date blend of federal and State of Georgia pre-tax income, we recorded an income tax benefit of $344,400 for Second Quarter 2024.

Net Loss and Loss Per Share

As a result of the above factors, Net loss was $247,762 or $0.33 per basic share and per fully diluted share in Second Quarter 2025 compared to Net loss of $1,000,324 or $1.32 per basic share and per fully diluted share in Second Quarter 2024.

The following table presents our consolidated and segment operating results for Year-to-Date 2025 and Year-to-Date 2024:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	For the 26 weeks ended		For the 26 weeks ended		For the 26 weeks ended		For the 26 weeks ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Total revenue	$2,157,105	$2,288,954	$664,089	$642,454	$951,285	$924,417	$3,772,479	$3,855,825
Segment income (loss)	482,488	551,487	(42,422)	(55,828)	15,074	(4,949)	455,140	490,710
Segment operating margin %	22.4%	24.1%	-6.4%	-8.7%	1.6%	-0.5%	12.1%	12.7%

Corporate expenses							(571,834)	(510,408)
Depreciation and amortization							(428,863)	(441,796)
Contested proxy and related matters, net							567,157	(1,291,252)
Gain (loss) on asset disposals, net							52	(35,754)
Other income, net							38,705	69,913
Interest expense							(112,178)	(100,592)
Loss before income taxes							$(51,821)	$(1,819,179)

	For the 26 weeks ended
	Reported		Pro Forma
	March 30, 2025	March 31, 2024	March 31, 2024
Georgia Park	$2,122,050	$2,252,640	$2,216,176
Missouri Park	$636,810	$625,004	617,232
Texas Park	$939,515	$855,830	847,266
Total Park revenue	$3,698,375	$3,733,474	$3,680,674

Year-to-Date 2025 compared with Year-to-Date 2024

Total Revenue and Park Revenue

Our total revenue was $3.77 million for Year-to-Date 2025, a decrease of $83,346 or 2.2%, compared to $3.86 million during Year-to-Date 2024.

Our total Park revenue was $3.70 million for Year-to-Date 2025, a decrease of $35,099 or 0.9%, compared to $3.73 million during Year-to-Date 2024.

Animal sales were $74,104 for Year-to-Date 2025, a decrease of $48,247 compared to $122,351 during Year-to-Date 2024 primarily driven by a decrease in animal sales at our Texas Park due to timing of animal sales.

In mid-January 2024 we completed the strategic switch to a new ticketing platform which we believe improves the guest experience while also providing improved functionality for our park customer services teams. While this change had a net neutral impact on our profitability, we no longer directly upcharge customer transaction fees which we previously reported in Park revenue. On a pro forma basis, adjusting for the change to exclude customer transaction fees in Park revenue, our total Park revenue Year-to-date 2025 decreased by approximately $17,701 or 0.5% compared to Year-to-Date 2024.

Georgia Park revenue was $2.12 million for Year-to-Date 2025, a decrease of $130,590 or 5.8% compared to $2.29 million during Year-to-Date 2024. The decrease was primarily driven by lower admissions driven by the shift in seasonal Spring Break dates. Spring Break dates during Second Quarter 2025 were three-consecutive weeks with two of the three weeks of revenue shifting into Third Quarter 2025 compared to Second Quarter 2024 with Spring Break dates for two-consecutive weeks and only one week of revenue shifting into Third Quarter 2024. In addition, food service revenue decreased with lower admissions as well as lower customer transaction fee revenue as Year-to-Date 2025 excluded customer transaction fees in revenue due to the switch to a new ticketing platform.

Missouri Park revenue was $636,810 for Year-to-Date 2025, an increase of $11,806 or 1.9% compared to $625,004 during Year-to-Date 2024. The increase was primarily attributed to higher admissions offset by lower animal food revenue and lower customer transaction fee revenue as Year-to-Date 2025 excluded customer transaction fees in revenue due to the switch to a new ticketing platform.

Texas Park revenue was $939,515 for Year-to-Date 2025, an increase of $83,685 or 9.8% compared to $855,830 during Year-to-Date 2024. The increase in revenue was driven by higher admissions during the Spring Break season with a related increase in food service revenue offset by a decrease in animal food sales with decision by management to include animal feed in the admission pricing of select admission packages, as well as lower customer transaction fee revenue as Year-to-Date 2025 excluded customer transaction fees in revenue due to the switch to a new ticketing platform.

On a pro forma basis, adjusting to exclude customer transaction fees in Park revenue, Year-to-Date 2025 our Georgia Park revenue decreased by $94,126 or 4.2%. The Missouri Park revenue increased by $19,578 or 3.2% and our Texas Park revenue increased $92,249 or 10.9%.

Our Georgia Park attendance during Year-to-Date 2025 decreased approximately 12.8% compared to Year-to-Date 2024. The shift of the strongest attendance days during the seasonal Spring Break dates into Third Quarter 2025 also negatively impacted attendance. We believe attendance at our Georgia Park continues to be negatively impacted by increased competition in the greater Atlanta market.

Our Missouri Park attendance during Year-to-Date 2025 increased by approximately 2.3% compared to Year-to-Date 2024.

Our Texas Park provided customers with free attendance promotions during First Quarter 2025 and we do not believe Year-to-Date 2025 attendance is comparable to Year-to-Date 2024.

Segment Income

Our consolidated segment income was $455,140 for Year-to-Date 2025, a decrease of $35,570 or 7.2%, from $490,710 during Year-to-Date 2024.

Our Georgia Park segment income was $482,488 for Year-to-Date 2025, a decrease of $68,999, from $551,487 during Year-to-Date 2024. The decrease is driven by lower Park revenue and higher park maintenance costs, offset by lower operating expenses, primarily advertising, transaction processing fees and outside services.

Our Missouri Park segment loss was $42,422 for Year-to-Date 2025, a decrease of $13,406, from segment loss of $55,828 during Year-to-Date 2024. The decrease is driven by an increase in Park revenue and animal sales, lower operating expenses, primarily advertising, transaction processing fees, animal expenses and events and promotions offset by higher staffing costs.

Our Texas Park segment income was $15,074 for Year-to-Date 2024, an increase of $20,023, from segment loss of $4,949 during Year-to-Date 2024. The increase is driven by increased Park revenue, primarily during Spring Break, lower operating expense primarily advertising, park maintenance costs and outside services offset by higher staffing costs and higher animal expenses primarily due to an animal insurance policy purchased for a limited policy period for the transportation of a giraffe.

Corporate Expenses

Corporate expenses were $571,834 for Year-to-Date 2025, an increase of $61,426 compared to $510,408 during Year-to-Date 2024. The increase was driven by higher professional fees, offset by lower salaries and wages, lower director fees and stock-based compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense was $428,863 for Year-to-Date 2025, a decrease of $12,933 from $441,796 during Year-to-Date 2024. The decrease was driven by lower depreciation expense for our Texas Park and Missouri Park due to assets becoming fully depreciated and asset disposals in Fiscal 2024.

Contested Proxy and Related Matters, net

Contested Proxy and Related Matters, net was a credit of $567,157 for Year-to-Date 2025 resulting from the receipt of insurance proceeds from our directors and officers insurance policy associated with the contested proxy and related matters in the amount of $567,157 during First Quarter 2025. Year-to-date 2024, we recorded contested proxy and related matters, net expense of $1,291,252. See Note 3, Contested Proxy and Related Matters, of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Gain (loss) on asset disposals, net

Gain on asset disposals, net was $52 for Year-to-Date 2025 compared to Loss on assets disposals, net of $35,754 during Year-to-Date 2024. Year-to-Date 2024 primarily includes animal deaths prior to the end of their estimated life expectancy and disposal of certain assets no longer useful to the business or deemed too costly to maintain or repair.

Other Income, net

Other income, net was $38,705 for Year-to-Date 2025, a decrease of $31,208 from $69,913 during Year-to-Date 2024. The decrease is driven by lower interest income related to the maturity of certificates of deposit during First Quarter 2025 and lower average money market balances compared to Year-to-Date 2024 and lower non-operating expenses.

Interest Expense

Interest expense was $112,178 for Year-to-Date 2025, an increase of $11,586 from $100,592 in Year-to-Date 2024. The increase is driven by a higher interest rate on the 2025 Term Loan refinanced during First Quarter 2025 offset by a decrease in the 2021 Term Loan due to lower principal balances.

Income Taxes

We reported a loss before income taxes of $51,821 for Year-to-Date 2025. Based on a year-to-date blend of federal and state of Georgia income before income taxes, we recorded an income tax expense of $2,900 for Year-to-Date 2025. We reported a loss before income taxes of $1,819,179 for Year-to-Date 2024. Based on a year-to-date blend of federal and State of Georgia pre-tax income, we recorded an income tax benefit of $449,600 for Year-to-Date 2024.

Net Loss and Loss Per Share

As a result of the above factors, Net loss was $54,721 or $0.07 per basic share and per fully diluted share for Year-to-Date 2025 compared to Net loss of $1,369,579 or $1.81 per basic share and per fully diluted share for Year-to-Date 2024.

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

Adjusted net income (loss) is defined as net income (loss) excluding significant non-recurring or non-operational items as set forth below. While adjusted net income (loss) is a non-GAAP measurement, management believes that it is an important indicator of operating performance and useful to investors. Other significant non-recurring and non-operational items, while periodically affecting our results, may vary significantly from period to period and have disproportionate effects in a given period, which affects comparability of results and are described below:

●	Contested proxy and related matters, net – expenses incurred related to the contested proxy, as well as related directors and officers insurance proceeds for the 13 weeks ended March 31, 2024 and the 26 weeks ended March 30, 2025 and March 31, 2024.

The following table sets forth, for the periods indicated, a reconciliation of Net loss to Adjusted net loss and Adjusted diluted net loss per share:

Unaudited	For the 13 weeks ended		For the 26 weeks ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Net loss	$(247,762)	$(1,000,324)	$(54,721)	$(1,369,579)
Contested proxy and related matters, net	—	1,164,612	(567,157)	1,291,252
Tax impact (1)	—	(314,450)	153,130	(348,640)
Adjusted net loss	$(247,762)	$(150,162)	$(468,748)	$(426,967)
Adjusted diluted net loss per share (2)	$(0.33)	$(0.20)	$(0.62)	$(0.56)

Diluted weighted average common shares outstanding (2)	757,270	757,270	757,270	756,533

(1)	The tax impact of adjustments is calculated at the applicable U.S. Federal and State statutory rates.
(2)	Amounts have been adjusted to reflect the reverse stock split and forward stock split that became effective on April 30, 2025. Refer to Note 6, Stockholders Equity and Note 10, Subsequent Events for further information about the Reverse/Forward Stock Split.

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

Other significant items, while periodically affecting our results, may vary significantly from period to period and have disproportionate effects in a given period, which affects comparability of results and are described below:

●	Contested proxy and related matters, net – expenses incurred related to the contested proxy, as well as related directors and officers insurance proceeds for the 13 weeks ended March 31, 2024 and the 26 weeks ended March 30, 2025 and March 31, 2024.

The following table sets forth, for the periods indicated, selected income statement data and a reconciliation of our Net loss to Adjusted EBITDA:

Unaudited	For the 13 weeks ended		For the 26 weeks ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Net loss	$(247,762)	$(1,000,324)	$(54,721)	$(1,369,579)
Income tax expense (benefit)	(81,000)	(344,400)	2,900	(449,600)
Interest expense	54,709	49,147	112,178	100,592
Depreciation and amortization	220,315	218,593	428,863	441,796
Contested proxy and related matters, net	—	1,164,612	(567,157)	1,291,252
Loss (gain) on asset disposals, net	—	21,337	(52)	35,754
Adjusted EBITDA	$(53,738)	$108,965	$(77,989)	$50,215

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

Our working capital was $1.22 million as of March 30, 2025, compared to $1.60 million as of September 29, 2024. The decrease in working capital primarily reflects a reduction in accounts payable as a result of the contested proxy insurance proceeds, offset by cash used for capital spending and scheduled term loan payments.

Total long-term debt, including current maturities, as of March 30, 2025 was $3.37 million compared to $3.50 million as of September 29, 2024. The decrease in total long-term debt is primarily the result of scheduled term loan principal payments paid during Year-to-Date 2025.

As of March 30, 2025, we had stockholders’ equity of $13.89 million and total loan debt of $3.37 million, resulting in a debt-to-equity ratio of 0.24 to 1.0, compared to stockholders’ equity of $13.95 million and total loan debt of $3.50 million resulting in a debt-to-equity ratio of 0.25 to 1.0 as of September 29, 2024.

Operating Activities

Net cash used in operating activities was $162,671 during Year-to-Date 2025, compared to $255,259 during Year-to-Date 2024. The $92,588 decrease in cash used in operating was attributed to the $1.3 million decrease in net loss offset by changes in cash used for working capital includes the change in prepaid assets related to the Federal income tax refund received during Second Quarter 2025 as well as accounts payable, as our directors and officers insurance proceeds gain was used to pay down accounts payable associated with the contested proxy and related matters. See Note 3, Contested Proxy and Related Matters, of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Investing Activities

Net cash used in investing activities was $223,943 during Year-to-Date 2025, compared to $1,443,997 during Year-to-Date 2024 resulting in a net decrease of $1,220,054. Our investing activity Year-to-Date 2025 included cash provided of $838,442 from the maturity of short-term investments in certificates of deposit during First Quarter 2025. Our investing activity for Year-to-Date 2024 included cash used of $1.0 million for the purchase of short-term investments in certificates of deposit during First Quarter 2024. Our capital spending for Year-to-Date 2025 was $1.1 million compared to $0.5 million during Year-to-Date 2024. The increase in capital spending is attributed to capital improvements, primarily construction of a new restroom facility and animal exhibit improvements, at our Georgia Park.

Financing Activities

Net cash used in financing activities was $129,129 during Year-to-Date 2025, compared to $387,511 during Year-to-Date 2024 resulting in a decrease of $258,382. During Year-to-Date 2025, the 2020 Term Loan was refinanced with the 2025 Term Loan during First Quarter 2025 resulting in net cash provided of $110,456 offset by payments of $239,585 for scheduled term loan principal payments and term loan refinancing fees. Year-to-Date 2024 primarily included payments of $382,511 for scheduled term loan principal payments.

Borrowing Agreements

On September 30, 2024, Aggieland-Parks, Inc. completed a refinancing transaction (the “2025 Refinancing”) with Cendera Bank N.A. (“Cendera”). The 2025 Refinancing included a term loan in the original principal amount of $2.5 million (the “2025 Term Loan). The 2025 Term Loan bears interest at a daily adjusted rate equal to the Prime Rate minus 0.5%. As of March 30, 2025 the effective interest rate was at 7.0%. The 2025 Term Loan has a term of 10 years, with a 15-year amortization, and a balloon payment of the outstanding principal balance due September 30, 2034. The initial monthly loan payment is $23,200. Aggieland-Parks, Inc., paid approximately $60,716 of fees and expenses in connection with the 2025 Term Loan. The 2025 Term Loan is secured by substantially all the assets of Aggieland-Parks, Inc., as well as a cash collateral reserve of $2.5 million established by Focused Compounding Fund, LP, with Cendera. Geoffrey Gannon and Andrew Kuhn control Focused Compounding Fund, LP, and each serve on the Board of the Company, and Mr. Gannon is the Company’s President. Focused Compounding did not receive a fee or any other benefit in connection with establishing the above-described cash collateral reserve. See Note 4, Long-term Debt, of the Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Subsequent Events

Effective on April 30, 2025, at 5:00 p.m. Eastern Time, the Company effected a 1-for-500 reverse stock split of the shares of the Company’s common stock, followed immediately by a 5-for-1 forward stock split of the shares of the Company’s common stock at 5:01 p.m. Eastern Time herein referenced as the “Reverse/Forward Stock Split”.

Prior to and on May 1, 2025, the Company’s common stock was traded on the OTCPink market. Effective May 2, 2025, the Company’s common stock is traded on the OTCQX market. As a result of the Reverse/Forward Stock Split, the Company’s common stock will trade on a post-split basis under the symbol “PRKAD” for 20 trading days, including the effective date of April 30, 2025, after which it will revert to “PRKA.”

No fractional shares will be issued in connection with the Reverse/Forward Stock Split. Instead, the Company will pay cash (without interest) to any stockholder who would be entitled to receive a fractional share as a result of the Reverse/Forward Stock Split:

(i)	Stockholders who hold fewer than 500 shares immediately prior to the Reverse Stock Split shall be paid in cash (without interest) an amount equal to such number of shares of Company Common Stock held multiplied by the average of the closing sales prices of the Company Common Stock quoted on the National Quotation Bureau pink sheets for the five consecutive trading days immediately preceding the Effective Date of the Reverse Stock Split; and
(ii)	Any remaining stockholders who would have been entitled to receive fractions of a share as a result of the Reverse/Forward Stock Split shall be paid in cash (without interest) an amount equal to such fractions multiplied by the average of the closing sales prices of the Company Common Stock quoted on the National Quotation Bureau pink sheets for the five consecutive trading days immediately preceding the effective date of the Reverse/Forward Stock Split (with such average closing sales prices being adjusted to give effect to the Reverse/Forward Stock Split).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Quarterly Report. Our significant accounting policies are set forth in Note 2, Significant Accounting Policies, which should be reviewed as they are integral to understanding results of operations and financial position. The Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended September 29, 2024 includes additional information about us, and our operations, financial condition, critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report.

Recent Accounting Pronouncements

See Part I, Item 1, Note 2, Recently Issued Accounting Pronouncements Not Yet Adopted for information regarding recent accounting pronouncements.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended March 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

On January 19, 2024, we adopted a Rights Plan which provided, among other things, that if specified events occurred, our stockholders would be entitled to purchase additional shares of our common stock. On January 18, 2025, the Rights Plan expired pursuant to its terms, and has not been reinstated or replaced; however, the Board may, subject to its fiduciary duties under applicable law, choose to implement a similar plan in the future.

The ultimate effect of the Reverse/Forward Stock Split on the market price of our common stock cannot be predicted with any certainty.

At the Company’s annual meeting of stockholders on March 7, 2025, the stockholders of the Company approved the filings of the Certificates of Amendment to effect the Reverse/Forward Stock Split. On April 1, 2025, the Board of Directors approved the execution of the Reverse/Forward Stock Split.

The ultimate effect of the Reverse/Forward Stock Split on the market price of our common stock cannot be predicted with any certainty, and we cannot assure you that the Reverse/Forward Stock Split will result in any or all of the expected benefits. While the reduction in the number of outstanding shares of our common stock increased the market price of our common stock we cannot assure you that the Reverse/Forward Stock Split will result in any permanent or sustained increase in the market price of our common stock. The market price of our common stock depends on multiple factors, many of which are unrelated to the number of shares outstanding, including our business and financial performance, general market conditions, and prospects for future success, any of which could have a counteracting effect to the Reverse/Forward Stock Split on the per share price.

The Reverse/Forward Stock Split may decrease the liquidity of our Common Stock.

Although our Board believes that the decrease in the number of shares of our Common Stock outstanding as a consequence of the Reverse/Forward Stock Split and the subsequent increase in the market price of our Common Stock could encourage interest in our Common Stock and possibly promote greater liquidity for our stockholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after the Reverse/Forward Stock Split. The liquidity of our Common Stock may ultimately be harmed by the Reverse/Forward Stock Split given the reduced number of shares of Common Stock outstanding after the Reverse/Forward Stock Split, particularly if the stock price does not continue to increase.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Certificate of Amendment to the Articles of Incorporation of Parks! America, Inc., filed with the Secretary of State of the State of Nevada on April 10, 2025 (effecting the Reverse Stock Split as of April 30, 2025, and incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2025).

3.2	Certificate of Amendment to the Articles of Incorporation of Parks! America, Inc., filed with the Secretary of State of the State of Nevada on April 10, 2025 (effecting the Forward Stock Split as of April 30, 2025, and incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2025).

10.1	Letter from Parks! America, Inc. to Rebecca (Becky) McGraw relating to employment, dated December 23, 2024. * ‡

10.2	Loan Agreement between AggieLand-Parks, Inc. and Cendera Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).

10.3	Promissory Note made by AggieLand-Parks, Inc. in favor of Cendera Bank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).

10.4	Deed of Trust Security Agreement and Financing Statement made by AggieLand-Parks, Inc. in favor of Cendera Bank, N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
‡	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

May 9, 2025	By:	/s/ Geoffrey Gannon
Geoffrey Gannon
President
(Principal Executive Officer)

	By	/s/ Rebecca S. McGraw
Rebecca S. McGraw
Chief Financial Officer
(Principal Financial Officer)

