Form 10-Q
period 2025-06-29
PARKS AMERICA, INC
filed 2025-08-08
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 6, 2025, the issuer had 753,607 outstanding shares of Common Stock.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PRKA	OTCQX

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 29, 2025 (UNAUDITED) and September 29, 2024

	June 29, 2025	September 29, 2024
ASSETS
Cash and cash equivalents	$2,687,661	$2,489,294
Short-term investments	—	835,074
Accounts receivable	29,214	63,784
Inventory	338,408	372,401
Prepaid expenses	174,956	396,308
Total current assets	3,230,239	4,156,861
Property and equipment, net	15,323,153	14,829,612
Intangible assets, net	24,002	33,011
Deferred tax asset, net	—	156,012
Other assets	12,676	18,575
TOTAL ASSETS	$18,590,070	$19,194,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$128,911	$1,281,966
Other current liabilities	498,667	466,155
Current portion of long-term debt, net	392,698	809,892
Total current liabilities	1,020,276	2,558,013
Long-term debt, net	2,885,798	2,687,831
Deferred tax liability, net	107,288	—
TOTAL LIABILITIES	4,013,362	5,245,844
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.001 – authorized 10,000,000 shares; no shares issued	$—	$—
Common stock, par value $.001 – authorized 300,000,000 shares; issued and outstanding: 753,607 and 757,270, respectively shares issued and outstanding, respectively (1)	754	757
Capital in excess of par	5,093,567	5,234,732
Retained earnings	9,482,387	8,712,738
TOTAL STOCKHOLDERS’ EQUITY	14,576,708	13,948,227
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,590,070	$19,194,071

(1)	Prior period amounts have been adjusted to reflect the Reverse/Forward Stock Split that became effective on April 30, 2025. Refer to Note 6, Stockholders Equity for further information about the Reverse/Forward Stock Split.

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the 13 weeks ended		For the 39 weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Park revenue	$3,397,658	$3,356,723	$7,096,033	$7,090,197
Sale of animals	78,262	92,021	152,366	214,372
Total revenue	3,475,920	3,448,744	7,248,399	7,304,569

Cost of sales	401,846	436,348	968,507	1,047,267
Selling, general and administrative	1,813,001	1,911,148	5,135,513	5,175,752
Depreciation and amortization	230,756	230,852	659,619	672,648
Contested proxy and related matters, net	(103,657)	746,570	(670,814)	2,037,822
Tornado expenses and write-offs, net	—	(53,755)	—	(53,755)
Legal settlement	—	75,000	—	75,000
Other operating expenses, net	13,750	—	13,698	35,754
Income (loss) from operations	1,120,224	102,581	1,141,876	(1,685,919)

Other (income), net	(18,345)	(31,412)	(57,050)	(101,325)
Interest expense	53,970	46,923	166,148	147,515
Income (loss) before income taxes	1,084,599	87,070	1,032,778	(1,732,109)

Income tax expense (benefit)	260,229	19,200	263,129	(430,400)
NET INCOME (LOSS)	$824,370	$67,870	$769,649	$(1,301,709)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED (1)	$1.09	$0.09	$1.02	$(1.72)

Weighted average shares outstanding - basic and diluted (1)	754,862	757,270	756,467	756,770

(1)	Prior period amounts have been adjusted to reflect the Reverse/Forward Stock Split that became effective on April 30, 2025. Refer to Note 6, Stockholders Equity for further information about the Reverse/Forward Stock Split.

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the 39 weeks ended June 29, 2025

(UNAUDITED)

	Common Stock Issued		Capital in Excess	Retained
	Shares (1)	Amount (1)	of Par	Earnings	Total

Balance at September 29, 2024	757,270	757	5,234,732	8,712,738	13,948,227
Net income	—	—	—	193,041	193,041
Balance at December 29, 2024	757,270	757	5,234,732	8,905,779	14,141,268
Net loss	—	—	—	(247,762)	(247,762)
Balance at March 30, 2025	757,270	757	5,234,732	8,658,017	13,893,506
Net income	—	—	—	824,370	824,370
Reverse/Forward Stock Split (2)	(3,663)	(3)	(141,165)	—	(141,168)
Balance at June 29, 2025	753,607	754	5,093,567	9,482,387	14,576,708

For the 39 weeks ended June 30, 2024

(UNAUDITED)

	Common Stock Issued		Capital in Excess	Retained
	Shares (1)	Amount (1)	of Par	Earnings	Total
Balance at October 1, 2023	755,179	755	5,177,234	9,807,219	14,985,208
Net loss	—	—	—	(369,255)	(369,255)
Issuance of common stock to directors	2,091	2	57,497	—	57,499
Stock-based compensation	—	—	9,169	—	9,169
Balance at December 31, 2023	757,270	757	5,243,900	9,437,964	14,682,621
Net loss	—	—	—	(1,000,324)	(1,000,324)
Stock-based compensation	—	—	9,168	—	9,168
Balance at March 31, 2024	757,270	757	5,253,068	8,437,640	13,691,465
Net income	—	—	—	67,870	67,870
Stock-based compensation	—	—	(18,336)	—	(18,336)
Balance at June 30, 2024	757,270	757	5,234,732	8,505,510	13,740,999

(1)	Prior period amounts have been adjusted to reflect the Reverse/Forward Stock Split that became effective on April 30, 2025. Refer to Note 6, Stockholders Equity for further information about the Reverse/Forward Stock Split.
(2)	Cash paid for fractional shares. Refer to Note 6, Stockholders Equity for further information about the Reverse/Forward Stock Split.

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the 39 weeks ended
	June 29, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$769,649	$(1,301,709)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	659,619	672,648
Interest expense - debt financing cost amortization	4,716	8,416
Stock-based compensation	—	57,500
Interest accrued on certificates of deposit	(3,368)	(25,999)
Deferred income taxes	263,300	—
Loss on disposal of property and equipment, net	13,698	35,754
Change in assets and liabilities:
(Increase) decrease in accounts receivable	34,570	13,210
(Increase) decrease in inventory	33,993	49,203
(Increase) decrease in prepaid expenses and other	227,251	(300,755)
Increase (decrease) in accounts payable	(1,153,055)	919,835
Increase (decrease) in other current liabilities	32,512	(191,845)
Net cash provided by (used in) operating activities	882,885	(63,742)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of certificates of deposit, including interest	838,442	200,000
Investments in certificates of deposit	—	(1,000,000)
Acquisition of property and equipment	(1,181,849)	(669,791)
Proceeds from the disposition of property and equipment	24,000	42,833
Net cash used in investing activities	(319,407)	(1,426,958)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payoff of 2020 Term Loan	(2,389,544)	—
Proceeds from 2025 Term Loan	2,500,000	—
Payments on 2020 Term Loan	—	(375,112)
Payments on 2021 Term Loan	(209,401)	(201,491)
Payments on 2025 Term Loan	(64,282)	—
Payments of 2025 Term Loan fees	(60,716)	—
Payment of lines of credit fees	—	(5,000)
Reverse/Forward Stock Split payment of fractional shares	(141,168)	—
Net cash used in financing activities	(365,111)	(581,603)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	198,367	(2,072,303)
CASH AND CASH EQUIVALENTS:
Beginning of period	2,489,294	4,098,387
End of period	$2,687,661	$2,026,084

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$148,575	$140,126
Cash (refunded) for income taxes	$(79,242)	$(190,383)

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 29, 2025

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

Prior to and on May 1, 2025, the Company’s common stock traded on the OTCPink market. Effective May 2, 2025, the Company’s common stock is traded on the OTCQX market. As a result of the Reverse/Forward Stock Split, effective on April 30, 2025, the Company’s common stock was traded on a post-split basis under the symbol “PRKAD” for 20 trading days, including the effective date, after which it reverted to “PRKA.”

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

Change in Capital Structure: As described fully in Note 6, Stockholders Equity, effective April 30, 2025, the Company effected a 1-for-500 reverse stock split of the shares of the Company’s common stock, followed immediately by a 5-for-1 forward stock split of the shares of the Company’s common stock, herein referred to as the “Reverse/Forward Stock Split.” All prior period share and per share amounts presented in the Unaudited Consolidated Financial Statements and accompanying notes, including, but not limited to, shares issued and outstanding, dollar amounts of common stock, capital in excess of par, and earnings/(loss) per share, have been retroactively adjusted for all periods presented in order to reflect this change in capital structure. There were no changes to the total number of authorized shares of common stock or their respective par values per share as a result of this change.

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

June 29, 2025

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

Assets and liabilities disclosed at fair value on a recurring basis include our long-term debt. As of June 29, 2025 and September 29, 2024, the fair value of the Company’s long-term debt was $3.30 million and $3.24 million, respectively. The measurement of the fair value of long-term debt is based upon inquiries of the financial institutions holding the respective loans and is considered a Level 2 fair value measurement. The respective carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

Cash and Cash Equivalents: The Company maintains its cash and cash equivalents with high credit quality financial institutions. The Company considers all highly liquid financial instruments with maturities of three months or less to be cash equivalents. The Company maintains cash and cash equivalents in deposit accounts which may at times exceed federally insured limits. As of June 29, 2025 and September 29, 2024, cash and cash equivalents consisted of cash on deposit and a money market account.

Short-term Investments: The Company periodically invests in certificates of deposit and classifies its certificates of deposit as cash and cash equivalents or short-term investments and reassesses the appropriateness of the classification of its investments at the end of each reporting period. Certificates of deposit held for investment with an original maturity date greater than 13 weeks are carried at amortized cost and reported as short-term investments in the Consolidated Balance Sheets. As of June 29, 2025 the Company did not have any short-term investments. As of September 29, 2024, the Company had $835,074 in two certificates of deposit, including accrued interest, classified as short-term investments. These certificates of deposit secured lines of credit, as detailed in Note 5, Lines of Credit, to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Accounts Receivable: The Company’s parks are principally a payment upfront business; therefore, the Company generally carries limited accounts receivable. The Company had $29,214, $63,784 and $36,172 of accounts receivable as of June 29, 2025, September 29, 2024 and October 1, 2023, respectively.

Inventory: Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. The gross profit method is used to determine the change in gift shop inventory for interim periods. Inventories are reviewed and reconciled annually because inventory levels turn over rapidly. The Company had inventory of $338,408 and $372,401 as of June 29, 2025 and September 29, 2024, respectively.

Prepaid Expenses: The Company prepays certain expenses primarily due to legal or contractual requirements. Prepaid expenses consisted of the following:

	June 29, 2025	September 29, 2024
Prepaid insurance	$79,455	$272,213
Prepaid income taxes	40,454	118,695
Prepaid advertising and marketing	30,966	—
Other	24,081	5,400
Total prepaid expenses	$174,956	$396,308

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 29, 2025

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment: Property and equipment are recorded at cost, less accumulated depreciation. Additions and substantial improvements are capitalized and include expenditures that materially extend the useful lives of the existing facilities and equipment. Maintenance and repairs that do not materially improve or extend the useful lives of the respective assets are expensed as incurred. As of the balance sheet dates, Property and equipment, net consisted of the following:

	June 29, 2025	September 29, 2024	Depreciable Lives
Land	$6,389,470	$6,389,470	not applicable
Mineral rights	276,000	276,000	25 years
Ground improvements	3,412,819	3,255,128	7-25 years
Buildings and structures	4,900,459	4,014,706	10-39 years
Animal shelters and habitats	3,810,057	3,532,143	10-39 years
Park animals	1,249,771	1,236,921	5-25 years
Equipment - concession and related	529,229	512,967	3-15 years
Equipment and vehicles - yard and field	750,749	744,538	3-15 years
Vehicles - buses and rental	346,055	307,726	3-5 years
Rides and entertainment	152,156	152,156	5-7 years
Furniture and fixtures	27,160	27,160	5-10 years
Projects in process	28,417	288,305
Property and equipment, cost	21,872,342	20,737,220
Less: Accumulated depreciation	(6,549,189)	(5,907,608)
Property and equipment, net	$15,323,153	$14,829,612

Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. Depreciation expense for the 13 weeks ended June 29, 2025 and June 30, 2024 was $227,753 and $227,849, respectively, and for the 39 weeks ended June 29, 2025 and June 30, 2024 was $650,610 and $663,639, respectively.

Intangible Assets: Intangible assets consist primarily of a site master plan, website domains and tradename registrations, which are reported at cost and are being amortized over a period of three to ten years. Amortization expense for the 13 weeks ended June 29, 2025 and June 30, 2024 was $3,003 and $3,003, respectively, and for the 39 weeks ended June 29, 2025 and June 30, 2024 was $9,009 and $9,009, respectively.

Impairment of Long-Lived Assets: The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered impaired, then impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.

Other Current Liabilities: Other current liabilities consisted of the following:

	June 29, 2025	September 29, 2024
Deferred revenue	$151,569	$115,950
Accrued professional fees	112,823	75,499
Accrued property taxes	76,813	67,751
Accrued sales taxes	64,974	32,866
Accrued compensation	54,593	145,726
Accrued interest	15,239	2,382
Other	22,656	25,981
Other current liabilities	$498,667	$466,155

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 29, 2025

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

Deferred revenue, consisting of advance online admission tickets, season passes and memberships, was $151,569, $115,950 and $143,511 as of June 29, 2025, September 29, 2024 and October 1, 2023, respectively, which is included within Other current liabilities in the accompanying Consolidated Balance Sheets.

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

Advertising and Marketing Costs: The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the 13 weeks ended June 29, 2025 and June 30, 2024 was $256,633 and $282,933, respectively, and for the 39 weeks ended June 29, 2025 and June 30, 2024 was $623,156 and $737,873, respectively, which is included in Selling, general and administrative expense in the Consolidated Statement of Operations (Unaudited).

Stock Based Compensation: The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period associated with the grant. The Company awards shares to its Board of Directors for service on the Board. The shares issued to the Board are “restricted” and are not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company recognizes stock-based compensation expense based on the fair market value at the time of the grant. The Company typically awards its annual Director compensation around the end of each calendar year. Stock-based compensation expense for the 13 weeks ended June 29, 2025 and June 30, 2024 was $0 and $(18,336), respectively, and the 39 weeks ended June 29, 2025 and June 30, 2024 was $0 and $0, respectively, which is included in Selling, general and administrative expense in the Consolidated Statements of Operations (Unaudited). The credit for the 13 weeks ended June 30, 2024 was the reversal of expense recognized due to forfeiture of stock options.

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

Transactions with Related Parties: The Company’s Board of Directors closely monitors and approves transactions with related parties. A portion of the Company’s long-term debt is secured by a cash collateral reserve of $2.5 million established by Focused Compounding. See Note 4, Long-term Debt, to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information. As of June 29, 2025, Focused Compounding owned 41.27% of the outstanding common stock of the Company. Focused Compounding is controlled by Geoffrey Gannon and Andrew Kuhn, who are each on the Company’s Board of Directors and Mr. Gannon is the Company’s President.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 29, 2025

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

The Company follows the guidance in FASB ASC 740 with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of June 29, 2025 or September 29, 2024.

Earnings (Loss) Per Common Share: The numerator for both basic and diluted earnings (loss) per share is net income (loss) attributable to the Company. The denominator for basic earnings (loss) per share is based upon the number of weighted average number of shares outstanding during the reporting periods. The denominator for diluted earnings (loss) per share is based upon the number of weighted average shares of the Company’s common shares and common shares equivalent outstanding during the reporting periods using the treasury stock method in accordance with ASC 260, Earnings per Share.

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

June 29, 2025

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

The Company engaged legal counsel specializing in activist stockholder matters, as well as several other consultants, during this proxy contest. During the fiscal year ended September 29, 2024, the Company incurred $2,040,810 of contested proxy and related matter expenses, net. The Company received $567,157 of insurance proceeds under its directors and officers insurance related to this matter during the 39 weeks ended June 29, 2025. These proceeds were used to pay certain legal bills associated with the contested proxy and related matters. As of June 29, 2025, total accounts payable include approximately $6,500 of unpaid bills associated with the contested proxy and related matters.

NOTE 4. LONG-TERM DEBT

On June 18, 2021, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction (the “2021 Refinancing”) with Synovus Bank (“Synovus”). The 2021 Refinancing included a term loan in the original principal amount of $1.95 million (the “2021 Term Loan”). The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was $899,589 as of June 29, 2025.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 29, 2025

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

On September 30, 2024, Aggieland-Parks, Inc. completed a refinancing transaction (the “2025 Refinancing”) with Cendera Bank N.A. (“Cendera”). The 2025 Refinancing included a term loan in the original principal amount of $2.5 million (the “2025 Term Loan”). The 2025 Term Loan bears interest at a daily adjusted rate equal to the Prime Rate minus 0.5%. As of June 29, 2025 the effective interest rate was 7.0%. The 2025 Term Loan has a term of 10 years, with a 15-year amortization, and a balloon payment of the outstanding principal balance due September 30, 2034. The initial monthly loan payment is $23,200. Aggieland-Parks, Inc., paid $60,716 in fees and expenses in connection with the 2025 Term Loan. The 2025 Term Loan is secured by substantially all the assets of Aggieland-Parks, Inc., as well as a cash collateral reserve of $2.5 million established by Focused Compounding, with Cendera. Geoffrey Gannon and Andrew Kuhn control Focused Compounding, and each serve on the Board of the Company, and Mr. Gannon is the Company’s President. Focused Compounding did not receive a fee or any other benefit in connection with establishing the above-described cash collateral reserve. The outstanding balance of the 2025 Term Loan was $2,435,718 as of June 29, 2025.

Interest expense of $53,970 and $46,923 for the 13 weeks ended June 29, 2025 and June 30, 2024 includes $1,572 and $1,472 of debt closing costs amortization, respectively, Interest expense of $166,148 and $147,515 for the 39 weeks ended June 29, 2025 and June 30, 2024 includes $4,716 and $4,416 of debt closing costs amortization, respectively.

The following table presents the aggregate of the Company’s outstanding long-term debt:

	June 29, 2025	September 29, 2024
Loan principal outstanding	$3,335,307	$3,498,535
Less: unamortized debt financing costs	(56,811)	(812)
Gross long-term debt	3,278,496	3,497,723
Less current portion of long-term debt, net of unamortized costs	(392,698)	(809,892)
Long-term debt, net	$2,885,798	$2,687,831

As of June 29, 2025, the future scheduled principal maturities of the Company’s long-term debt by fiscal year are as follows:

Fiscal years ending
Remainder of 2025	$96,412
2026	397,305
2027	416,239
2028	356,530
2029	130,686
Thereafter	1,938,135
Total	$3,335,307

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 29, 2025

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

Through their respective maturities, the Company had not made any borrowings against either of these lines of credit. Interest expense includes line of credit fee amortization for the 13 weeks ended June 29, 2025 and June 30, 2024, of $0 and $1,250, respectively. Interest expense includes line of credit fee amortization for the 39 weeks ended June 29, 2025 and June 30, 2024 of $0 and $4,000, respectively.

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

At the annual shareholder meeting held on March 7, 2025, the stockholders voted to approve the amendments to the Company’s Articles of Incorporation to effect a 1 for 500 reverse stock split of the Company’s common stock followed immediately by an amendment to the Company’s Restated Articles of Incorporation to effect a 5 for 1 forward stock split of the Company’s Common Stock, herein referred to as the “Reverse/Forward Stock Split”.

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

The immediate goal of the Reverse/Forward Stock Split was to reduce excessive administrative costs associated with having a disproportionately large number of stockholders who owned relatively few shares.

The Company did not issue fractional shares in connection with the Reverse/Forward Stock Split. Instead, the Company paid cash (without interest) to any stockholder who would be entitled to receive a fractional share as a result of the Reverse/Forward Stock Split as follows:

(i)	Stockholders who held fewer than 500 shares immediately prior to the Reverse Stock Split were paid in cash (without interest) an amount equal to such number of shares of Company Common Stock held multiplied by the average of the closing sales prices of the Company Common Stock quoted on the National Quotation Bureau pink sheets for the five consecutive trading days immediately preceding the Effective Date of the Reverse Stock Split; and
(ii)	Any remaining stockholders who would have been entitled to receive fractions of a share as a result of the Reverse/Forward Stock Split were paid in cash (without interest) an amount equal to such fractions multiplied by the average of the closing sales prices of the Company Common Stock quoted on the National Quotation Bureau pink sheets for the five consecutive trading days immediately preceding the effective date of the Reverse/Forward Stock Split (with such average closing sales prices being adjusted to give effect to the Reverse/Forward Stock Split).

All prior period outstanding share amounts and per share amounts have been adjusted to reflect the Reverse/Forward Stock Split that became effective on April 30, 2025.

Stock-based compensation

Shares of common stock issued for service to the Company are valued based on market price on the date of the award.

On December 4, 2023, the Company declared its annual compensation award to seven directors for their service on the Board of Directors. Seven directors were awarded $10,000 each and three directors received a total of $10,000 for serving as committee chairpersons and as a non-employee officer, with such compensation to be paid all in shares of the Company’s common stock, all in cash or a combination thereof, at each director’s election. Five directors elected to receive compensation in all shares and two directors elected to receive compensation in all cash. Based on the closing stock price on December 4, 2023, a total of 2,091 shares were issued on February 2, 2024. The total compensation award cost of $80,000, comprised of $57,500 in stock-based compensation and $22,500 of cash payments, was recorded for the 39 weeks ended June 30, 2024. These costs are included within selling, general and administrative expense in the Consolidated Statements of Operations (Unaudited).

Officers, directors and their controlled entities own approximately 41.88% of the outstanding common stock of the Company as of June 29, 2025.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 29, 2025

NOTE 7. INCOME TAXES

Provision for Income Taxes

The Company recorded a tax expense at an overall effective rate of 24.0% and 22.1% for the 13 weeks ended June 29, 2025 and for the 13 weeks ended June 30, 2024, respectively. The Company recorded a tax expense at an overall effective rate of 25.5% for the 39 weeks ended June 29, 2025 and a tax benefit at an overall effective rate of 24.8% for the 39 weeks ended June 30, 2024. The overall effective tax rates for the 13 and 39 weeks ended June 29, 2025 and June 30, 2024 vary from the U.S. federal statutory rate of 21.0% primarily due to Georgia state taxes.

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

On December 16, 2022, the Company received notice that on August 10, 2022, a former employee of Aggieland Wild Animal – Texas, filed a complaint in the 361st District Court of Brazos County, Texas (case no. 22-001839-CV-361), alleging the Company and Aggieland-Parks, Inc. committed several instances of employment discrimination. The complaint sought unspecified economic, compensatory and punitive damages, as well as attorney’s fees and costs. On June 3, 2024, the Company and the former employee entered into a settlement agreement and mutual release of claims related to this matter and the Company paid the former employee $75,000, which is reflected in the Consolidated Statement of Operations for the 13 and 39 weeks ended June 30, 2024.

NOTE 9. BUSINESS SEGMENTS

The Company manages its operations on an individual location basis. Discrete financial information is maintained for each park and provided and used by the Company’s President, as Chief Operating Decision Maker (“CODM”), for review and as a basis for decision-making. The primary performance measures used by the CODM to allocate resources are segment income/(loss), defined as park earnings before interest, taxes, depreciation and amortization, and free cash flow.

The following tables set forth, for the periods indicated, financial information regarding each of the Company’s reportable segments:

	For the 13 weeks ended		For the 39 weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Total revenue:
Georgia	$1,999,462	$2,200,174	$4,156,567	$4,489,128
Missouri	656,191	675,283	1,320,280	1,317,737
Texas	820,267	573,287	1,771,552	1,497,704
Consolidated	$3,475,920	$3,448,744	$7,248,399	$7,304,569

Income before income taxes:
Georgia	$988,670	$1,172,530	$1,471,158	$1,724,017
Missouri	216,749	222,714	174,327	166,886
Texas	333,531	107,086	348,605	102,137
Segment income	1,538,950	1,502,330	1,994,090	1,993,040
Corporate expenses	(277,876)	(401,082)	(849,711)	(911,490)
Depreciation and amortization	(230,756)	(230,852)	(659,619)	(672,648)
Contested proxy and related matters, net	103,657	(746,570)	670,814	(2,037,822)
Tornado expenses and write-offs, net	—	53,755	—	53,755
Legal settlement	—	(75,000)	—	(75,000)
Other operating expenses, net	(13,750)	—	(13,698)	(35,754)
Other income, net	18,345	31,412	57,050	101,325
Interest expense	(53,970)	(46,923)	(166,148)	(147,515)
Consolidated	$1,084,599	$87,070	$1,032,778	$(1,732,109)

	As of
	June 29, 2025	September 29, 2024
Total assets:
Georgia	$7,618,521	$7,520,918
Missouri	2,880,382	3,399,324
Texas	8,019,019	7,812,661
Corporate	72,147	461,168
Consolidated	$18,590,070	$19,194,071

NOTE 10. SUBSEQUENT EVENTS

Wild Animal – Georgia signed a letter of intent to sell approximately 50 acres of land not used in the park operations to a management employee of the Georgia Park. The real estate purchase agreement will provide arms-length terms and conditions, as well as a condition that the land will be used for a single-family residence and the purchaser will not operate any business on the property that would compete with the operations of the Company. The transaction is expected to be completed in the next 30 days after the filing date of this Quarterly Report on Form 10-Q.

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

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “we”, “our” and similar terms refer to Parks! America, Inc. and its wholly owned subsidiaries. Our fiscal year ends on the Sunday closest to September 30. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:

●	Adjusted EBITDA – Net income (loss) appearing on the Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and other significant items.

●	Adjusted net income (loss) – Net income (loss) appearing on the Consolidated Statements of Operations excluding significant non-recurring or non-operational items. Adjusted net income (loss) is also presented on a diluted per share basis

●	First Quarter 2025 – The 13 weeks ended December 29, 2024

●	First Quarter 2024 – The 13 weeks ended December 31, 2023

●	Fiscal 2025 – The 52 weeks ending September 28, 2025

●	Fiscal 2024 – The 52 weeks ended September 29, 2024

●	Fiscal 2023 – The 52 weeks ended October 1, 2023

●	GAAP – Accounting principles generally accepted in the United States

●	Second Quarter 2025 – The 13 weeks ended March 30, 2025

●	SEC – United States Securities and Exchange Commission

●	Third Quarter 2025 – The 13 weeks ending June 29, 2025

●	Third Quarter 2024 – The 13 weeks ended June 30, 2024

●	Year-to-Date 2025 – The 39 weeks ended June 29, 2025

●	Year-to-Date 2024 – The 39 weeks ended June 30, 2024

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

All prior period share and per share information contained in this Quarterly Report gives effect to the Reverse/Forward Stock Split that became effective on April 30, 2025.

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

We engaged legal counsel specializing in activist stockholder matters, as well as several other consultants, during this proxy contest. During Fiscal 2024, we incurred $2,040,810 of contested proxy and related matter expenses, net. We received $567,157 of insurance proceeds under our directors and officers insurance related to this matter during First Quarter 2025. These proceeds were used to pay certain legal bills associated with the contested proxy and related matters. As of June 29, 2025, total accounts payable include approximately $6,500 of unpaid bills associated with the contested proxy and related matters. See Note 3, Contested Proxy and Related Matters, to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Reverse/Forward Stock Split

At the annual shareholder meeting held on March 7, 2025, the stockholders voted to approve the amendments to the Company’s Articles of Incorporation to effect a 1 for 500 reverse stock split of the Company’s common stock followed immediately by an amendment to the Company’s Restated Articles of Incorporation to effect a 5 for 1 forward stock split of the Company’s Common Stock, herein referred to as the “Reverse/Forward Stock Split”.

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

The immediate goal of the Reverse/Forward Stock Split was to reduce excessive administrative costs associated with having a disproportionately large number of stockholders who owned relatively few shares.

Effective on April 30, 2025, at 5:00 p.m. Eastern Time, the Company effected a 1-for-500 reverse stock split of the shares of the Company’s common stock, followed immediately by a 5-for-1 forward stock split of the shares of the Company’s common stock at 5:01 p.m. Eastern Time herein referenced as the “Reverse/Forward Stock Split”.

Prior to and on May 1, 2025, the Company’s common stock was traded on the OTCPink market. Effective May 2, 2025, the Company’s common stock is traded on the OTCQX market. As a result of the Reverse/Forward Stock Split, the Company’s common stock traded on a post-split basis under the symbol “PRKAD” for 20 trading days, including the effective date of April 30, 2025, after which it reverted to “PRKA.”

No fractional shares will be issued in connection with the Reverse/Forward Stock Split. Instead, the Company paid cash (without interest) to any stockholder who would be entitled to receive a fractional share as a result of the Reverse/Forward Stock Split:

(i)	Stockholders who held fewer than 500 shares immediately prior to the Reverse Stock Split were paid in cash (without interest) an amount equal to such number of shares of Company Common Stock held multiplied by the average of the closing sales prices of the Company Common Stock quoted on the National Quotation Bureau pink sheets for the five consecutive trading days immediately preceding the Effective Date of the Reverse Stock Split; and
(ii)	Any remaining stockholders who would have been entitled to receive fractions of a share as a result of the Reverse/Forward Stock Split were paid in cash (without interest) an amount equal to such fractions multiplied by the average of the closing sales prices of the Company Common Stock quoted on the National Quotation Bureau pink sheets for the five consecutive trading days immediately preceding the effective date of the Reverse/Forward Stock Split (with such average closing sales prices being adjusted to give effect to the Reverse/Forward Stock Split).

Discussion and Analysis

Consolidated and Segment Results of Operations for Third Quarter 2025 as Compared to Third Quarter 2024

We manage our operations on an individual park location basis. Discrete financial information is maintained for each park and provided to our President, as Chief Operating Decision Maker (“CODM”), for review and as a basis for decision making. The primary performance measures used by the CODM to allocate resources is segment income/(loss), defined as park earnings before interest, tax, depreciation and amortization, and free cash flow. We use segment income/(loss) and free cash flow as a measure of profitability to gauge segment performance because we believe these measures are the most indicative of performance trends and overall earnings potential of each segment.

In mid-January 2024 we completed the strategic switch to a new ticketing platform which we believe improves the guest experience while also providing improved functionality for our park customer services teams. While this change had a net neutral impact on our profitability, we no longer directly upcharge customer transaction fees which we previously reported in Park revenue. Total Park revenue during Third Quarter 2025 and Third Quarter 2024 excluded customer transaction fees, therefore we did not present pro-forma Park revenue for Third Quarter 2024 compared to Third Quarter 2025. We did present pro-forma Park revenue, excluding customer transaction fees, for Year-to-Date 2024 in comparison to Year-to-Date 2025.

The following table presents consolidated and segment operating results for the periods indicated:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	For the 13 weeks ended		For the 13 weeks ended		For the 13 weeks ended		For the 13 weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Total revenue	$1,999,462	$2,200,174	$656,191	$675,283	$820,267	$573,287	$3,475,920	$3,448,744
Segment income	988,670	1,172,530	216,749	222,714	333,531	107,086	1,538,950	1,502,330
Segment operating margin %	49.4%	53.3%	33.0%	33.0%	40.7%	18.7%	44.3%	43.6%

Corporate expenses							(277,876)	(401,082)
Depreciation and amortization							(230,756)	(230,852)
Contested proxy and related matters, net							103,657	(746,570)
Tornado expenses and write-offs, net							—	53,755
Legal settlement							—	(75,000)
Other operating expenses, net							(13,750)	—
Other income, net							18,345	31,412
Interest expense							(53,970)	(46,923)
Income before income taxes							$1,084,599	$87,070

Park revenue is presented by segment for the periods indicated:

	For the 13 weeks ended
	June 29, 2025	June 30, 2024
Georgia	$1,980,420	$2,166,574
Missouri	656,191	668,097
Texas	761,047	522,052
Total Park revenue	$3,397,658	$3,356,723

Results of Operations

Third Quarter 2025 compared with Third Quarter 2024

Total Revenue and Park Revenue

Total revenue was $3.48 million in Third Quarter 2025, an increase of $27,176 or 0.8%, compared to $3.45 million in Third Quarter 2024.

Park revenue was $3.40 million in Third Quarter 2025, an increase of $40,935 or 1.2%, compared to $3.36 million in Third Quarter 2024.

Animal sales were $78,262 in Third Quarter 2025, a decrease of $13,759 or 15.0%, compared to $92,021 in Third Quarter 2024. The decrease is driven by the timing of animal sales at our Georgia Park year over year.

Georgia Park revenue was $1.98 million in Third Quarter 2025, a decrease of $186,154 or 8.6% compared to $2.17 million in Third Quarter 2024. During Third Quarter 2025, two weeks of the seasonal Spring Break period shifted into Third Quarter 2025 compared to one week during Third Quarter 2024 resulting in a shift of Park revenue into Third Quarter 2025 of approximately $94,000. This increase early in Third Quarter 2025 was not sustained due to rainy weather conditions over consecutive days and weeks that negatively impacted attendance. The lower attendance also negatively impacted animal food sales, food service and vehicle rental revenue.

Missouri Park revenue was $656,191 in Third Quarter 2025, a decrease of $11,906 or 1.8% compared to $668,097 in Third Quarter 2024. The decrease in Park revenue was primarily attributed to a decrease in food service revenue due to a decision by management to no longer offer full food service at the park as offered in Third Quarter 2024. As an alternative, beginning late in Second Quarter 2025 during Spring Break, customers were offered full food service at the park through independently owned food trucks. In addition, animal food sales decreased due to rainy weather conditions over consecutive days and weeks.

Texas Park revenue was $761,047 in Third Quarter 2025, an increase of $238,995 or 45.8% compared to $522,052 in Third Quarter 2024. The increase in Park revenue was primarily driven by a positive response to the new admission pass pricing and effectiveness of new marketing strategies. Starting in mid-June, management made the decision to close the park to the public on Tuesdays and Wednesdays during the summer months, which did not have an immediate negative impact on Park revenue.

Attendance

Georgia Park attendance decreased approximately 16.2% during Third Quarter 2025 compared to Third Quarter 2024. During Third Quarter 2025, the strongest attendance days during the seasonal Spring Break dates shifted into Third Quarter 2025 and increased attendance by approximately 2,200 customers but this increase was not sustained as the Georgia Park experienced rainy weather conditions over consecutive days and weeks that negatively impacted attendance.

Missouri Park attendance increased by approximately 6.8% during Third Quarter 2025 compared to Third Quarter 2024 primarily driven by an increase in field trip and group attendance.

Texas Park attendance increased by approximately 44.0% in Third Quarter 2025 compared to Third Quarter 2024 driven by a positive response to new admission pass pricing in early May 2025 and effectiveness of new marketing strategies. The new admission pass pricing offers a safari pass that grants access only to the drive-thru safari and an adventure pass that grants access to both the drive-thru safari and walkabout adventure zoo. In addition, a family four pack was added that grants access to both the drive-thru safari and walkabout adventure zoo.

Segment Income

Consolidated segment income was $1.54 million in Third Quarter 2025, an increase of $36,620 or 2.4%, from $1.50 million in Third Quarter 2024.

Georgia Park segment income was $0.99 million in Third Quarter 2025, a decrease of $183,860 from $1.17 million in Third Quarter 2024. The decrease is primarily driven by decreased Park revenue, lower animal sales, higher staffing costs offset by lower advertising costs, outside services and transaction processing costs compared to Third Quarter 2024.

Missouri Park segment income was $216,749 in Third Quarter 2025, a decrease of $5,965 from $222,714 in Third Quarter 2024. The decrease is primarily driven by a decrease in food service margin, lower animal sales and higher staffing costs offset by lower advertising expense compared to Third Quarter 2024.

Texas Park segment income was $333,531 in Third Quarter 2025, an increase of $226,445 from $107,086 in Third Quarter 2024. The increase is primarily driven by an increase in Park revenue offset by higher operating expenses, primarily advertising, staffing costs and transaction processing fees compared to Third Quarter 2024.

Corporate Expenses

Corporate expenses were $277,876 in Third Quarter 2025, a decrease of $123,206 from $401,082 in Third Quarter 2024 primarily driven by higher professional fees, due to timing of accruals, offset by lower salaries and wages due to severance costs in Third Quarter 2024.

Depreciation and Amortization Expense

Depreciation and amortization expense was $230,756 in Third Quarter 2025, compared to $230,852 in Third Quarter 2024.

Contested Proxy and Related Matters

Contested Proxy and Related Matters, net was a credit of $103,657 in Third Quarter 2025 compared to expense of $746,570 in Third Quarter 2024. The credit in Third Quarter 2025 was from the reversal of previously accrued contested proxy legal fees that were waived as part of the full settlement of outstanding invoices during Third Quarter 2025. During Third Quarter 2024, we recorded contested proxy and related matters, net expense. See Note 3, Contested Proxy and Related Matter, to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Tornado Expenses and Write-offs, Net

As a result of the tornado and severe weather damage at our Georgia Park in March 2023, during Third Quarter 2024, we received final insurance proceeds of $53,755 related to the Georgia Park 2023 tornado event.

Legal Settlement

During Third Quarter 2024, we entered into a settlement agreement and paid $75,000 to settle a lawsuit initiated by a former employee alleging several instances of discrimination in employment. See Note 8, Commitments and Contingencies, to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Other operating expenses, net

Other operating expenses, net was $13,750 in Third Quarter 2025 compared to $0 in Third Quarter 2024. Third Quarter 2025 includes the loss on animal exhibit design costs that were abandoned at the Georgia Park.

Other Income, net

Other income, net was $18,345 in Third Quarter 2025, a decrease of $13,067 from $31,412 in Third Quarter 2024. The decrease is driven by lower interest income, related to the maturity of certificates of deposit during First Quarter 2025, and lower average money market balances compared to Third Quarter 2024.

Interest Expense

Interest expense was $53,970 in Third Quarter 2025, an increase of $7,047 from $46,923 in Third Quarter 2024. The increase is driven by a higher interest rate on the 2025 Term Loan refinanced during First Quarter 2025 offset by a decrease in the 2021 Term Loan interest due to lower principal balances.

Income Taxes

We recorded income tax expense for Third Quarter 2025 of $260,229 which resulted in an effective tax rate of 24.0% compared to income tax expense of $19,200 for Third Quarter 2024 which resulted in an effective tax rate of 22.1%. The overall effective tax rate varies from the U.S. federal statutory rate of 21.0% primarily due to Georgia state taxes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes a broad range of tax reform provisions that may affect the Company’s financial results. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the impact of these provisions which could affect the Company’s income tax expense and deferred tax assets; however, it is not expected to have a material impact to our Consolidated Financial Statements.

Net Income

As a result of the above factors, Net income was $824,380 or $1.09 per basic and diluted share in Third Quarter 2025 compared to Net income of $67,870 or $.09 per basic and diluted share in Third Quarter 2024.

The following table presents consolidated and segment operating results for the periods indicated:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	For the 39 weeks ended		For the 39 weeks ended		For the 39 weeks ended		For the 39 weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Total revenue	$4,156,567	$4,489,128	$1,320,280	$1,317,737	$1,771,552	$1,497,704	$7,248,399	$7,304,569
Segment income	1,471,158	1,724,017	174,327	166,886	348,605	102,137	1,994,090	1,993,040
Segment operating margin %	35.4%	38.4%	13.2%	12.7%	19.7%	6.8%	27.5%	27.3%

Corporate expenses							(849,711)	(911,490)
Depreciation and amortization							(659,619)	(672,648)
Contested proxy and related matters, net							670,814	(2,037,822)
Tornado expenses and write-offs, net							—	53,755
Legal settlement							—	(75,000)
Other operating expenses, net							(13,698)	(35,754)
Other income, net							57,050	101,325
Interest expense							(166,148)	(147,515)
Income (loss) before income taxes							$1,032,778	$(1,732,109)

Park revenue is presented by segment for the periods indicated and pro forma for the 39 weeks ended June 30, 2024:

	For the 39 weeks ended
	Reported		Pro Forma
	June 29, 2025	June 30, 2024	June 30, 2024
Georgia	$4,102,471	$4,419,214	$4,382,750
Missouri	1,293,000	1,293,101	1,285,329
Texas	1,700,562	1,377,882	1,369,239
Total Park revenue	$7,096,033	$7,090,197	$7,037,317

Year-to-Date 2025 compared with Year-to-Date 2024

Total Revenue and Park Revenue

Total revenue was $7.25 million for Year-to-Date 2025, a decrease of $56,170 or 0.8%, compared to $7.30 million during Year-to-Date 2024.

Park revenue was $7.10 million for Year-to-Date 2025, an increase of $5,836 or 0.1%, compared to $7.09 million during Year-to-Date 2024.

Animal sales were $152,366 for Year-to-Date 2025, a decrease of $62,006 compared to $214,372 during Year-to-Date 2024 primarily driven by the timing of animal sales at our Texas Park year over year.

In mid-January 2024 we completed the strategic switch to a new ticketing platform which we believe improves the guest experience while also providing improved functionality for our park customer services teams. While this change had a net neutral impact on our profitability, we no longer directly upcharge customer transaction fees which we previously reported in Park revenue. On a pro forma basis, adjusting for the change to exclude customer transaction fees in Park revenue, our total Park revenue Year-to-date 2025 increased by $58,716 or 0.8% compared to Year-to-Date 2024.

Georgia Park revenue was $4.10 million for Year-to-Date 2025, a decrease of $316,743 or 7.2% compared to $4.42 million during Year-to-Date 2024. The decrease was primarily driven by lower attendance due to adverse and rainy weather conditions during consecutive days and weeks. In addition, Year-to-Date 2025 excluded customer transaction fees in revenue due to the switch to a new ticketing platform. On a pro forma basis, adjusting to exclude customer transaction fees in Park revenue, Year-to-Date 2025 our Georgia Park revenue decreased by $280,279 or 6.4%.

Missouri Park revenue was $1.29 million for both Year-to-Date 2025 and Year-to-Date 2024. On a pro forma basis, adjusting to exclude customer transaction fees in Park revenue, Year-to-Date 2025 the Missouri Park revenue increased by $7,671 or 0.6%.

Texas Park revenue was $1.70 million for Year-to-Date 2025, an increase of $322,680 or 23.4% compared to $1.38 million during Year-to-Date 2024. The increase in revenue was driven by higher attendance during the Spring Break season and positive response to new admission pass pricing in early May 2025 and effectiveness of new marketing strategies. On a pro forma basis, adjusting to exclude customer transaction fees in Park revenue, Year-to-Date 2025 our Texas Park revenue increased $331,323 or 24.2%.

Attendance

Georgia Park attendance during Year-to-Date 2025 decreased approximately 14.5% compared to Year-to-Date 2024. The adverse and rainy weather over consecutive days and weeks negatively impacted our attendance during our strongest attendance season.

Missouri Park attendance during Year-to-Date 2025 increased by approximately 2.6% compared to Year-to-Date 2024. The increase was primarily attributed to an increase in field trip and group attendance during Third Quarter 2025.

Texas Park provided customers with free attendance promotions during First Quarter 2025 and we do not believe Year-to-Date 2025 attendance is comparable to Year-to-Date 2024.

Segment Income

Consolidated segment income was $1.99 million for Year-to-Date 2025, a decrease of $1,049 from $1.99 million during Year-to-Date 2024.

Georgia Park segment income was $1.47 million for Year-to-Date 2025, a decrease of $252,860 from $1.72 million during Year-to-Date 2024. The decrease is primarily driven by lower Park revenue and animal sales, higher staffing costs offset by lower operating expenses, primarily advertising, transaction processing fees and outside services.

Missouri Park segment income was $174,327 for Year-to-Date 2025, an increase of $7,441 from segment income of $166,886 during Year-to-Date 2024. The increase in segment income was driven by lower cost of sales, primarily animal food, lower operating expenses, primarily advertising, vehicle expenses and transaction processing fees offset by higher staffing costs.

Texas Park segment income was $348,605 for Year-to-Date 2024, an increase of $246,468 from segment income of $102,137 during Year-to-Date 2024. The increase is primarily driven by an increase in Park revenue, lower cost of sales, primarily animal food, lower operating expenses, primarily advertising, park maintenance and outside services, offset by higher staffing costs and higher animal expenses primarily due to an animal insurance policy purchased for a limited policy period for the transportation of a giraffe.

Corporate Expenses

Corporate expenses were $849,710 for Year-to-Date 2025, a decrease of $61,780 compared to $911,490 during Year-to-Date 2024. The decrease was driven by higher professional fees, due to timing of accruals, offset by lower salaries and wages due to severance costs in Year-to-Date 2024, as well as lower director fees and travel expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense was $659,619 for Year-to-Date 2025, a decrease of $13,029 from $672,648 during Year-to-Date 2024. The decrease was driven by lower depreciation expense for our Texas Park and Missouri Park due to assets becoming fully depreciated and asset disposals in Fiscal 2024 offset slightly by higher depreciation expense for our Georgia Park for assets placed in service during Fiscal 2025.

Contested Proxy and Related Matters, net

Contested Proxy and Related Matters, net was a credit of $670,814 for Year-to-Date 2025 primarily from the receipt of insurance proceeds from our directors and officers insurance policy associated with the contested proxy and related matters in the amount of $567,157 during First Quarter 2025. The remaining credit of $103,657 was from the reversal of previously accrued contested proxy legal fees that were waived as part of the full settlement of outstanding invoices during Third Quarter 2025. Year-to-date 2024, we recorded contested proxy and related matters, net expense of $2.04 million. See Note 3, Contested Proxy and Related Matters, to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Tornado Expenses and Write-offs, Net

As a result of the tornado and severe weather damage at our Georgia Park in March, 2023, during Third Quarter 2024 we received the final insurance proceeds of $53,755 related to the Georgia Park 2023 tornado event.

Legal Settlement

During Third Quarter 2024, we entered into a settlement agreement and paid $75,000 to settle a lawsuit initiated by a former employee alleging several instances of discrimination in employment. See Note 8, Commitments and Contingencies, to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Other operating expenses, net

Other operating expenses, net was $13,698 for Year-to-Date 2025, a decrease of $22,056 from $35,754 during Year-to-Date 2024. Year-to-Date 2025 includes the loss on animal exhibit design costs that were abandoned at our Georgia Park. Year-to-Date 2024 primarily includes animal deaths prior to the end of their estimated life expectancy and disposal of certain assets no longer useful to the business or deemed too costly to maintain or repair.

Other Income, net

Other income, net was $57,050 for Year-to-Date 2025, a decrease of $44,275 from $101,325 during Year-to-Date 2024. The decrease is driven by lower interest income related to the maturity of certificates of deposit during First Quarter 2025 and lower average money market balances compared to Year-to-Date 2024 and higher non-operating expenses.

Interest Expense

Interest expense was $166,148 for Year-to-Date 2025, an increase of $18,633 from $147,515 in Year-to-Date 2024. The increase is driven by a higher interest rate on the 2025 Term Loan refinanced during First Quarter 2025 offset by a decrease in the 2021 Term Loan interest due to lower principal balances.

Income Taxes

We recorded income tax expense for Year-to-Date 2025 of $263,129 which resulted in an effective tax rate of 25.5% compared to an income tax benefit of $430,400 for Year-to-Date 2024 which resulted in an effective tax rate of 24.8%. The overall effective tax rate varies from the U.S. federal statutory rate of 21.0% primarily due to Georgia state taxes.

Net Income (Loss)

As a result of the above factors, Net income was $0.77 million or $1.02 per basic and diluted share for Year-to-Date 2025 compared to Net loss of $1.3 million or $1.72 per basic and diluted share for Year-to-Date 2024.

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

Adjusted net income (loss) is defined as net income (loss) excluding significant non-recurring or non-operational items as set forth below. While adjusted net income (loss) is a non-GAAP measurement, management believes that it is an important indicator of operating performance and useful to investors. Other significant non-recurring and non-operational items, while periodically affecting our results, may vary significantly from period to period and have disproportionate effects in a given period, which affects comparability of results and are described below:

●	Contested proxy and related matters, net – expenses incurred related to the contested proxy, as well as related directors and officers insurance proceeds for the 13 and 39 weeks ended June 29, 2025 and June 30, 2024.

●	Tornado expenses and write-offs, net – final insurance proceeds received for tornado recovery expenses for the 13 and 39 weeks ended June 30, 2024.

●	Legal settlement – charge for payment of legal settlement for the 13 and 39 weeks ended June 30, 2024.

The following table sets forth, for the periods indicated, a reconciliation of Net income (loss) to Adjusted net income and Adjusted diluted net income per share:

Unaudited	For the 13 weeks ended		For the 39 weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income (loss)	$824,370	$67,870	$769,649	$(1,301,709)
Contested proxy and related matters, net	(103,657)	746,570	(670,814)	2,037,822
Tornado expenses and write-offs, net	—	(53,755)	-	(53,755)
Legal settlement	—	75,000	-	75,000
Tax impact (1)	27,990	(207,310)	181,120	(555,950)
Adjusted net income (2)	$748,703	$628,375	$279,955	$201,408
Adjusted diluted net income per share (2)	$0.99	$0.83	$0.37	$0.27

Diluted weighted average common shares outstanding (2)	754,862	757,270	756,467	756,770

(1)	The tax impact of adjustments is calculated at the applicable U.S. Federal and State statutory rates.
(2)	Prior period amounts have been adjusted to reflect the Reverse/Forward Stock Split that became effective on April 30, 2025. Refer to Note 6, Stockholders Equity for further information about the Reverse/Forward Stock Split.

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

Other significant items, while periodically affecting our results, may vary significantly from period to period and have disproportionate effects in a given period, which affects comparability of results and are described below:

●	Contested proxy and related matters, net – expenses incurred related to the contested proxy, as well as related directors and officers insurance proceeds for the 13 weeks and 39 weeks ended June 29, 2025 and June 30, 2024.

●	Tornado expenses and write-offs, net – final insurance proceeds received for tornado recovery expenses for the 13 and 39 weeks ended June 30, 2024.

●	Legal settlement – charge for payment of legal settlement for the 13 and 39 weeks ended June 30, 2024.

●	Net gain or loss on disposal of property and equipment – disposal of property and equipment for the 39 weeks ended June 29, 2025 and June 30, 2024.

The following table sets forth, for the periods indicated, selected income statement data and a reconciliation of our Net income (loss) to Adjusted EBITDA:

Unaudited	For the 13 weeks ended		For the 39 weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income (loss)	$824,370	$67,870	$769,649	$(1,301,709)
Income tax expense (benefit)	260,229	19,200	263,129	(430,400)
Interest expense	53,970	46,923	166,148	147,515
Depreciation and amortization	230,756	230,852	659,619	672,648
Contested proxy and related matters, net	(103,657)	746,570	(670,814)	2,037,822
Tornado expenses and write-offs, net	—	(53,755)	—	(53,755)
Legal settlement	—	75,000	—	75,000
Loss on disposal of property and equipment, net	—	—	13,698	35,754
Adjusted EBITDA	$1,265,668	$1,132,660	$1,201,429	$1,182,875

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

Our working capital was $2.23 million as of June 29, 2025, compared to $1.60 million as of September 29, 2024. The increase in working capital primarily reflects a reduction in accounts payable as a result of the contested proxy insurance proceeds, offset by cash used for capital spending and scheduled term loan payments.

Total long-term debt, including current maturities, as of June 29, 2025 was $3.28 million compared to $3.50 million as of September 29, 2024. The decrease in total long-term debt is primarily the result of scheduled term loan principal payments paid during Year-to-Date 2025.

As of June 29, 2025, we had stockholders’ equity of $14.59 million and total loan debt of $3.28 million, resulting in a debt-to-equity ratio of 0.22 to 1.0, compared to stockholders’ equity of $13.95 million and total loan debt of $3.50 million resulting in a debt-to-equity ratio of 0.25 to 1.0 as of September 29, 2024.

Operating Activities

Net cash provided by operating activities was $882,885 during Year-to-Date 2025, compared to net cash used in operating activities of $63,742 during Year-to-Date 2024. The $946,627 increase in cash provided by operating was attributed to the $2.07 million increase in net income and changes in cash working capital including non-cash change in deferred taxes and year over year change in prepaid assets related to the federal income tax refund received during Second Quarter 2025 offset by the decrease in accounts payable for payments and settlement of accounts payable associated with the contested proxy and related matters. See Note 3, Contested Proxy and Related Matters, to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Investing Activities

Net cash used in investing activities was $319,407 during Year-to-Date 2025, compared to $1.43 million during Year-to-Date 2024 resulting in a net decrease of $1,107,551. Our investing activity Year-to-Date 2025 included cash provided of $838,442 from the maturity of short-term investments in certificates of deposit during First Quarter 2025. Our investing activity for Year-to-Date 2024 included cash used of $1.0 million for the purchase of short-term investments in certificates of deposit during First Quarter 2024. Our capital spending for Year-to-Date 2025 was $1.18 million compared to $0.67 million during Year-to-Date 2024. The increase in capital spending is attributed to capital improvements, primarily construction of a new restroom facility and animal exhibit improvements, at our Georgia Park.

Financing Activities

Net cash used in financing activities was $365,111 during Year-to-Date 2025, compared to $581,603 during Year-to-Date 2024 resulting in a decrease of $216,492. During Year-to-Date 2025, the 2020 Term Loan was refinanced with the 2025 Term Loan during First Quarter 2025 resulting in net cash provided of $110,456 offset by payments of $334,399 for scheduled term loan principal payments and term loan refinancing fees. Year-to-Date 2025 also includes cash used during Third Quarter 2025 of $141,168 for the payments of the fractional shares as part of the Reverse/Forward Stock Split. Year-to-Date 2024 primarily included payments of $576,603 for scheduled term loan principal payments.

Borrowing Agreements

On September 30, 2024, Aggieland-Parks, Inc. completed a refinancing transaction (the “2025 Refinancing”) with Cendera Bank N.A. (“Cendera”). The 2025 Refinancing included a term loan in the original principal amount of $2.5 million (the “2025 Term Loan). The 2025 Term Loan bears interest at a daily adjusted rate equal to the Prime Rate minus 0.5%. As of June 29, 2025 the effective interest rate was at 7.0%. The 2025 Term Loan has a term of 10 years, with a 15-year amortization, and a balloon payment of the outstanding principal balance due September 30, 2034. The initial monthly loan payment is $23,200. Aggieland-Parks, Inc., paid approximately $60,716 of fees and expenses in connection with the 2025 Term Loan. The 2025 Term Loan is secured by substantially all the assets of Aggieland-Parks, Inc., as well as a cash collateral reserve of $2.5 million established by Focused Compounding Fund, LP, with Cendera. Geoffrey Gannon and Andrew Kuhn control Focused Compounding Fund, LP, and each serve on the Board of the Company, and Mr. Gannon is the Company’s President. Focused Compounding did not receive a fee or any other benefit in connection with establishing the above-described cash collateral reserve. See Note 4, Long-term Debt to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Subsequent Events

Wild Animal – Georgia signed a letter of intent to sell approximately 50 acres of land not used in the park operations to a management employee of the Georgia Park. The real estate purchase agreement will provide arms-length terms and conditions, as well as a condition that the land will be used for a single-family residence and the purchaser will not operate any business on the property that would compete with the operations of the Company. The transaction is expected to be completed in the next 30 days after the filing date of this Quarterly Report on Form 10-Q.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended June 29, 2025 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

At the Company’s annual meeting of stockholders on March 7, 2025, the stockholders of the Company approved the filings of the Certificates of Amendment to effect the Reverse/Forward Stock Split. On April 1, 2025, the Board of Directors approved the execution of the Reverse/Forward Stock Split. The Reverse/Forward Stock became effective on April 30, 2025.

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

PARKS! AMERICA, INC.

August 8, 2025	By:	/s/ Geoffrey Gannon
Geoffrey Gannon
President
(Principal Executive Officer)

	By	/s/ Rebecca S. McGraw
Rebecca S. McGraw
Chief Financial Officer
(Principal Financial Officer)

