Form 10-K
period 2025-09-28
PARKS AMERICA, INC
filed 2025-12-12
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2025

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

The aggregate market value of common stock of Parks! America, Inc. held by non-affiliates based on the closing price of such common stock on March 30, 2025, (the last day of the most recently completed second quarter), of $37.00 per share was approximately $10.08 million. For purposes of the above statement only, all directors, executive officers and 10% stockholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of December 9, 2025, the issuer had 753,577 outstanding shares of Common Stock.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PRKA	OTCQX

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2026 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2025

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K, references to the “Company”, “we”, “our”, “Parks! America” and similar terms refer to Parks! America, Inc. and its wholly owned subsidiaries. Our fiscal year ends on the Sunday closest to September 30. Other terms that are commonly used in this Annual Report on Form 10-K are defined as follows:

●	“2020 Term Loan” – Term loan credit agreement, dated as of April 27, 2020, between the Company and First Financial Bank.

●	“2021 Term Loan” – Term loan credit agreement, dated as of June 18, 2021, between the Company and Synovus Bank.

●	“2025 Term Loan” – Term loan credit agreement, dated as of September 30, 2024, between the Company and Cendera Bank N.A.

●	“Adjusted EBITDA” – Net income (loss) appearing on the Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and other significant items.

●	“Adjusted net income (loss)” – Net income (loss) appearing on the Consolidated Statements of Operations excluding significant non-recurring or non-operational items. Adjusted net income (loss) is also presented on a diluted per share basis.

●	“First Quarter 2025” – The 13 weeks ended December 29, 2024.

●	“First Quarter 2024” – The 13 weeks ended December 31, 2023.

●	“Fiscal 2026” – The 52 weeks ending September 27, 2026.

●	“Fiscal 2025” – The 52 weeks ended September 28, 2025.

●	“Fiscal 2024” – The 52 weeks ended September 29, 2024.

●	“GAAP” – Accounting principles generally accepted in the United States.

●	“Reverse/Forward Stock Split” – 1-for-500 reverse stock split immediately followed by 5-for-1 forward stock split effective on April 30, 2025.

●	“Second Quarter 2025” – The 13 weeks ended March 30, 2025.

●	“SEC” – The United States Securities and Exchange Commission.

●	“Third Quarter 2025” – The 13 weeks ended June 29, 2025.

Overview

Parks! America, Inc. owns and operates three regional safari parks and is in the business of acquiring, developing and operating local and regional entertainment assets and attractions in the United States. The Company’s wholly owned subsidiaries are Wild Animal Safari, Inc., a Georgia corporation (“Wild Animal – Georgia”) acquired on June 13,2005, Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”) acquired on March 5, 2008, and Aggieland-Parks, Inc., a Texas corporation (“Aggieland Wild Animal – Texas”) acquired on April 27, 2020.

Wild Animal – Georgia owns and operates a 500-acre safari park located in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates a 255-acre safari park located in Strafford, Missouri (the “Missouri Park”). Aggieland Wild Animal – Texas owns and operates a 450-acre safari park located near Bryan/College Station, Texas (the “Texas Park”).

Each of the parks is overseen by a general manager and operates autonomously. Management reviews operating results, evaluates performance and makes operating decisions, including allocating resources, on a park-by-park basis. Discrete financial information and operating results are prepared at the individual park level for use by the President and CEO, who is the Chief Operating Decision Maker (“CODM”).

We identify our operating segments to be the individual parks: Georgia Park, Missouri Park and Texas Park. We have determined that each of our operating segments share similar economic and other qualitative characteristics, but quantitative measures require the results of our operating segments to be reported as three reportable segments.

Each of our three parks are located rural areas. The parks are local attractions in that guests usually drive less than one hour out of their way to visit us. Park guests tend to be residents living within 100 miles of our parks, tourists staying within 100 miles of our parks and tourists driving on a road near our parks. Park guests are groups, almost never individuals and most often families, who seek away-from-home entertainment within driving distance. Management does not believe we compete with in-home entertainment or solo activities and therefore, the market is away-from-home activity seekers within driving distance of our parks. Nearby attractions can be either “complements” to our parks or “substitutes” for our parks. Nearby attractions (such as Callaway Gardens and Great Wolf Lodge near our Georgia Park) increase our attendance because some guests of those attractions visit our parks as part of the same trip.

Wild Animal Safari, Inc. – Georgia Park

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

Wild Animal, Inc. – Missouri Park

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

Aggieland-Parks, Inc. – Texas Park

On April 27, 2020, Aggieland Wild Animal – Texas acquired our Texas Park. Our Texas Park is situated approximately 25 miles northeast of Bryan/College Station, Texas and 120 miles northwest of downtown Houston on 250 acres of a 450-acre property. Our Texas Park features a two-and-a-half mile drive-thru safari and a 20-acre walkthrough adventure zoo that opened in 2019. It is home to approximately 600 animals, comprised of approximately 80 species. Animals in the drive-through safari roam in an open natural habitat where visitors can observe, photograph and feed the animals along a crushed-gravel road. In addition, some animals are contained in special fenced-in exhibit areas within the drive-through portion of our Texas Park. The walkthrough adventure zoo is home to a variety of species within more traditional zoo enclosures for guest viewing, and a select number of experience style exhibits for guest engagement.

All Park Operations

Approximately 98% of our revenue is generated from guests who visit our parks and approximately 2% is derived from payments made by buyers of our animals.

Park revenues are derived primarily from admission fees, as well as sales of animal food, animal encounters, vehicle rentals, gift shop and specialty item retail sales and food and beverage sales.

In addition to the animal environments, each of our parks has a gift shop, a restaurant or concessions areas and picnic areas. We sell food and beverages in our restaurant or concession areas, and a variety of items in our gift shops, including shirts, hats, plush toys, educational books, toys and novelty items, many of which are animal themed.

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

Corporate History

We entered our current business in 2005 with the purchase of an animal attraction located in Pine Mountain, Georgia. In 2008, the Company adopted its current name “Parks! America” and its current stock symbol “PRKA.” Parks! America is domiciled in the state of Nevada and its headquarters is in Pine Mountain, Georgia.

Prior to and on May 1, 2025, the Company’s common stock traded on the OTC Pink Market. Effective May 2, 2025, the Company’s common stock began and continues to be traded on the OTCQX Market. As a result of the Reverse/Forward Stock Split, effective on April 30, 2025, the Company’s common stock was traded on a post-split basis under the symbol “PRKAD” for 20 trading days, including the effective date, after which it reverted to “PRKA.”

Competition

The Company competes for discretionary spending with all aspects of the recreation industry within its primary market areas, including other destination and regional attractions. The Company also competes with other forms of entertainment and recreational activities, including movies and sporting events, vacation travel and family entertainment centers. The principal competitive factors in the amusement park industry include the uniqueness and perceived quality of the attractions in a particular park, proximity to metropolitan areas, the atmosphere and cleanliness of the park, and the quality and variety of the entertainment available.

Seasonality

Our parks are open year-round and we experience increased seasonal attendance, typically beginning in the latter half of March through early September, and historically have realized a significant portion of our annual park revenue during our third and fourth fiscal quarters. We generated approximately 64.0% and 61.4% of our annual park revenue in the third and fourth fiscal quarters of Fiscal 2025 and Fiscal 2024, respectively.

Marketing and Promotion

The Company attracts its guests through multichannel marketing and promotional programs at each of the parks, which are designed to increase market penetration. These programs are tailored to each market to maximize the impact of specific park attractions.

Human Capital Management

We employ approximately 50 full-time employees and an additional 50-75 part-time and/or seasonal employees. We have no collective bargaining agreements with our employees and management believes it maintains good relations with our employees.

Available Information

Our website address is www.parksamerica.com. References to www.parksamerica.com do not constitute incorporation by reference of the information at www.parksamerica.com, and such information is not part of this Annual Report on Form 10-K or any other filings with the SEC, unless otherwise explicitly stated. We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, as well as proxy and information statements, electronically with the SEC, and they are available on the SEC’s website at (www.sec.gov). We also make our Annual Reports on Form 10-K, Quarterly Reports on 10-Q, Current Reports on Form 8-K and amendments to those reports available through the Investor Relations section of our website, free of charge, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

Our Code of Conduct, Bylaws and Insider Trading Policy are available within the “Governance” section of website at www.parkasmerica.com

Information about our Executive Officers

The following table sets forth information regarding our executive officers.

Name	Age	Title
Geoffrey Gannon	40	President and Chief Executive Officer
Rebecca McGraw	59	Chief Financial Officer

Geoffrey Gannon has served as a director of the Company since June 6, 2024, and as its President and Chief Executive Officer since June 14, 2024. Since 2020, Mr. Gannon is a Co-founder and Portfolio Manager of the Focused Compounding Fund (which owns 41.27% of our common stock) and since 2018 is a Co-founder and Portfolio Manager of Focused Compounding Capital Management (which is the general partner of the Focused Compounding Fund). From 2005 to 2018, Mr. Gannon was primarily employed in writing at various sites and hosting various podcasts on value investing. He continues to do both. He has no relation to John Gannon, who until February 29, 2024 was a director of the Company.

Rebecca McGraw has served as the Chief Financial Officer of the Company since January 13, 2025. Prior to joining the Company, she served at Lands’ End, Inc. from November 2020 to December 2024 as Assistant Controller – SEC Reporting and from November 1994 to September 2005 in various accounting and treasury managerial roles and from October 2005 to October 2020 as Controller for the largest wholesale distributor of wine, distilled spirits, beer and non-alcoholic beverages in the State of Wisconsin. She started her career in public accounting working for McGladrey and Pullen and is a Certified Public Accountant.

ITEM 1A. RISK FACTORS

You should read the following discussion and analysis together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. If any of the following risks occur, our business, financial condition and results of operations could be adversely affected.

Risk Factors Relating to Our Business and Industry:

Conditions beyond our control, including natural disasters or extreme weather, could damage our properties and could adversely impact attendance at our parks and result in decreased revenues.

Natural disasters, public health crises, epidemics, pandemics, terrorist activities, power outages or other events outside our control could disrupt our operations, impair critical systems, damage our properties or reduce attendance at our parks or require temporary park closures. Damage to our properties could take a long time to repair and there is no guarantee that we would have adequate insurance to cover the repair costs or the expense of the interruption of our business. Furthermore, natural disasters such as fires, earthquakes, hurricanes, tornadoes or extreme weather events linked to climate change may interrupt or impede access to our affected properties or require evacuations and may cause attendance at our affected properties to decrease for an indefinite period. For example, during 2023, our Georgia park experienced extensive damage caused by a tornado.

The occurrence of such events could have a material adverse effect on our business, financial condition and results of operations. We cannot predict the frequency, duration or severity of these events or the effects that they may have on our business, financial condition or results of operations.

The impact of economic conditions on consumer discretionary spending could adversely affect our financial performance.

The cost of admissions and spending while visiting our parks are discretionary expenditures that historically have been influenced by domestic economic conditions. Higher prices for consumer goods may result in less discretionary spending by consumers. Changes in consumer discretionary spending may result in reduced attendance to our parks and spending while at our parks.

Domestic conditions that have an effect on consumer discretionary spending include but may not be limited to: unemployment, general and industry-specific inflation, consumer confidence, consumer purchasing and saving habits, credit conditions, stock market performance, home values, population growth, household incomes and tax policies. Material changes to governmental policies related to domestic fiscal concerns, and/or changes in central bank policies with respect to monetary policy also could affect consumer discretionary spending. Any of these factors that affect consumer discretionary spending may further influence our customers’ purchasing preferences, potentially having a further material impact on our financial performance.

General economic conditions may have an adverse impact on our business, financial condition or results of operations.

Macroeconomic changes in the U.S. including but not limited to, interest rates, tariffs, material costs, fuel and energy costs (including oil prices), tax rates, unemployment, inflation, consumer confidence and spending levels, consumer credit availability and credit market conditions may create a challenging economic environment. A general economic slowdown, inflationary pressures or recession resulting in a decrease in consumer discretionary spending could adversely affect the frequency with which guests choose to visit our parks and the amount they spend when they visit. Our ability to source supplies, materials and services at reasonable costs and in a timely manner could be impacted by adverse economic conditions in the U.S. and abroad.

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

The high fixed cost structure of theme park operations can result in significantly lower margins, profitability and cash flows if attendance levels do not meet expectations.

A large portion of our expenses is relatively fixed because the costs for employees, maintenance, animal care, utilities, property taxes and insurance do not vary significantly with attendance. These fixed costs may increase and may not be able to be reduced at a rate proportional to ongoing attendance levels. If cost-cutting efforts are insufficient or are impractical, the Company could experience a material decline in margins, profitability and cash flows. Such effects can be especially pronounced during periods of economic contraction or slow economic growth.

Fluctuations and increases in the cost and availability of supplies and materials could adversely affect our business and results of operations.

The prices of supplies and materials may fluctuate based on a number of factors beyond our control, including commodity prices such as oil and fuel prices, changes in supply and demand, labor costs, competition, tariffs and government regulation. These fluctuations in the cost and availability of supplies and materials may result in an increase in our costs to purchase products from our vendors and could have an adverse effect on our cost of sales. Increases in our cost of supplies and materials may cause us to increase our prices, which may not be acceptable to our customers.

Bad or extreme weather conditions can adversely impact attendance at the parks, which in turn would reduce revenues.

Because most of the attractions at the parks are outdoors, attendance can be adversely affected by continuous and prolonged bad or extreme weather and by forecasts of bad or mixed weather conditions, which would negatively affect revenues. The ownership of our parks in different geographic locations reduces, but does not eliminate, the effect that adverse weather can have on consolidated results. This risk could be magnified by the effects of climate change, including more extreme temperatures, excessive precipitation or wind.

Our operating results are subject to seasonal fluctuations.

We historically have experienced and expect to continue to experience seasonal fluctuations in our annual theme park attendance and revenue, which are typically higher in our third and fourth fiscal quarters. As a result, approximately 60% of our attendance and revenues have been historically generated in the third and fourth fiscal quarters. In addition, the timing of school vacations may cause fluctuations in our quarterly theme park attendance and revenue. For example, revenues can shift between the second and third quarters due to the timing of Spring Break holidays.

Due to the seasonal fluctuations, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, such conditions or events may have a disproportionately adverse effect on our revenues and cash flow. In addition, historically most of our expenses for maintenance and costs of adding new attractions at our parks are incurred during the first fiscal quarter, which may increase the need for borrowing to fund those expenses during such periods.

There is a risk of accidents or other incidents occurring at our parks, which may reduce attendance and negatively impact revenues.

The safety of guests and employees is one of the Company’s top priorities. There are inherent risks involved with animals, and an accident or a serious injury at any of the parks could result in negative publicity that could reduce attendance and result in decreased revenues. In addition, accidents or injuries involving animals at other amusement parks could influence the general attitudes of customers and adversely affect attendance at the parks. Other types of incidents such as food borne illnesses, product recalls on items sold, and disruptive, negative guest behavior which have either been alleged or proved to be attributable to the parks or competitors could adversely affect attendance and revenues.

Due to the nature of the work we perform, we may be subject to significant liability claims and disputes.

We engage in services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury and wrongful death claims, employee or labor disputes, professional liability claims, and general commercial disputes, as well as other claims. An unfavorable legal ruling against us or our subsidiaries could result in substantial monetary damages. Although we have adopted a range of insurance, risk management, safety, and risk avoidance programs designed to reduce potential liabilities, there can be no assurance that such programs will protect us fully from all risks and liabilities. If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition.

Animals in our care are important to our parks, and they could be exposed to infectious diseases.

As part of our operations, guests have opportunities to interact with certain animals. Animals in our care play an essential role in our parks and safeguarding their health is a top priority. While all animals can encounter naturally occurring infectious agents, we implement comprehensive monitoring and prevention strategies designed to reduce these risks. Our animal care teams oversee rigorous health protocols designed to support the well-being of the animals in our care. These protocols are also structured to reduce the risk of guests coming into contact with potential health concerns. In addition, external veterinary professionals are engaged to provide specialized expertise and further strengthen the safety and welfare measures in place throughout the park. An outbreak of an infectious disease among any animals in our parks or the public’s perception that a certain disease could be harmful to human health may materially adversely affect our business, financial condition, and results of operations

Working with living animals naturally involves certain inherent and sometimes unpredictable health-related risks, and not all factors are within full control of the parks or their staff. In the event of an animal-related health concern affecting a specific animal or group of animals, we follow established procedures to protect their well-being and maintain continuity of guest experiences. When needed, specific animal experiences may be temporarily modified to support best-practice care. Broader developments related to animal health, including those that influence public perception, may periodically affect our operations or financial outcomes. Even so, our proactive approach helps us responsibly manage and respond to these risks, while upholding the standards expected by our stakeholders.

We are subject to scrutiny by activists and other third-party groups and/or media who can pressure governmental agencies, vendors, guests and/or regulators, bring action in the courts or create negative publicity about us.

From time to time, animal activists and other third-party groups may make claims before government agencies, bring lawsuits against us, attempt to generate negative publicity associated with our business and/or attempt to influence guests to avoid our parks. Such activities sometimes are based on allegations that we do not properly care for some of our animals. On other occasions, such activities are specifically designed to change existing law or enact new law in order to impede our ability to retain, exhibit, acquire or breed animals. While we seek to structure our operations to comply with all applicable federal and state laws and vigorously defend ourselves when sued, there are no assurances as to the outcome of claims and lawsuits that could be brought against us or new laws or changes to existing laws that could negatively impact us. Even if they are not successful, these lawsuits or proposed changes to laws, can require deployment of our resources and can lead to negative publicity. Negative publicity created by activists or in the media could adversely affect our reputation and results of operations.

If we lose licenses and permits required to exhibit animals and/or violate laws and regulations, our business will be adversely affected.

We are required to hold government licenses and permits, some of which are subject to annual or periodic renewal, for possessing, exhibiting, and maintaining animals. Although our parks’ licenses and permits have always been renewed in the past, in the event that any of our licenses or permits are not renewed or any of our licenses or permits are revoked, the impacted park(s) might not be able to remain open to display or retain the animals covered by such license or permit. Such an outcome could materially adversely affect our business, financial condition, and results of operations.

In addition, we are subject to periodic inspections by federal and state agencies and the subsequent issuance of inspection reports. While we believe that we comply with, or exceed, requisite care and maintenance standards that apply to our animals, government inspectors can cite us for alleged statutory or regulatory violations. In unusual instances when we are cited for an alleged deficiency, we are generally given the opportunity to correct any purported deficiencies without penalty. It is possible, however, that in some cases a federal or state regulator could seek to impose monetary fines on us. In the past, when we have been subjected to governmental claims for fines, the amounts involved were not material to our business, financial condition or results of operations. However, while unlikely, we cannot predict whether any future fines that regulators might seek to impose would materially adversely affect our business, financial condition or results of operations. Moreover, many of the statutes under which we operate allow for the imposition of criminal sanctions. While neither of the foregoing situations is likely to occur, either could negatively affect the business, financial condition, or results of operations at our theme parks.

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

Companies engaged in the theme park business may be sued for substantial damages in the event of an actual or alleged accident. An accident occurring at our parks or at competing parks may reduce attendance, increase insurance premiums, and negatively impact our operating results. Our properties contain drive-through, safari-style animal parks, and there are inherent risks associated with allowing the public to interact with animals. Although we carry liability insurance to cover this risk, there can be no assurance that our coverage will be adequate to cover liabilities, or that we will be able to afford or obtain adequate coverage should a catastrophic incident occur.

We currently have $6.0 million of liability insurance per occurrence, which is capped at $10.0 million in aggregate. We will continue to use reasonable commercial efforts to maintain policies of liability, fire and casualty insurance sufficient to provide reasonable coverage for risks arising from accidents, fire, weather, acts of God, and other potential casualties. There can be no assurance that we will be able to obtain adequate levels of insurance to protect against legal actions and judgments in connection with accidents or other disasters that may occur in our parks.

We are subject to particular risks associated with real estate ownership, which could result in unanticipated losses or expenses.

Our business is subject to many risks that are associated with the ownership of real estate. Risks that are associated with real estate acquisition and ownership include, without limitation, the following:

●	general liability, property and casualty losses, some of which may be uninsured;
●	the inability to purchase or sell our assets rapidly due to the illiquid nature of real estate and the real estate market;
●	costs relating to maintenance and repair of our facilities and the need to make expenditures due to changes in governmental regulations, or remediation of unknown environmental hazards; and
●	acts of God and acts of terrorism affecting our properties.

Our ownership of real property subjects us to environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

We may be required to incur costs to comply with environmental requirements, such as those relating to discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by hazardous substances. Under these and other environmental requirements we may be required to investigate and clean up hazardous or toxic substances or chemical releases at one of our properties. As an owner or operator, we could also be held responsible by a governmental entity or third party for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination. Environmental laws typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. The liability under environmental laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use our property. We are not currently aware of any material environmental risks regarding our properties. However, we may be required to incur costs to remediate potential environmental hazards or to mitigate environmental risks in the future.

Focused Compounding Fund LP and its affiliates may significantly influence our decisions, and their interests may conflict with those of the Company or its stockholders in the future.

Focused Compounding Fund LP (“Focused Compounding”) owned approximately 41.27% of our total outstanding shares of common stock as of September 28, 2025. Focused Compounding is controlled by Geoffrey Gannon and Andrew Kuhn, who are each on the Company’s Board of Directors and Mr. Gannon serves as the Company’s President and Chief Executive Officer.

For so long as Focused Compounding designees remain on our Board, Focused Compounding will have influence with respect to our management, business plans and policies, including the appointment and removal of our officers, and nominees for director. In addition, for so long as Focused Compounding continues to own a significant percentage of our stock, Focused Compounding will be able to influence the composition of our Board of Directors and the approval of actions requiring stockholder approval. For example, for so long as Focused Compounding continues to own a significant percentage of our stock, Focused Compounding may be able to influence whether or not a change of control of our Company or a change in the composition of our Board of Directors occurs. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.

We may not be able to generate sufficient cash to service all of our indebtedness and fund our working capital and capital expenditures.

The Company had $3.24 million outstanding indebtedness as of September 28, 2025 (before reduction of debt issuance costs). We may be required to dedicate a substantial portion of cash flows from operations to the payment of principal and interest under our indebtedness. We generated net cash from operating activities of $2.11 million in Fiscal 2025 and ended Fiscal 2025 with $3.88 million of cash and cash equivalents on our balance sheet.

Our ability to make scheduled payments on our indebtedness depends upon our future operating performance and on our ability to generate cash flows in the future, which is subject to general economic, financial, business, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot be certain that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our debt service obligations and other liquidity needs.

If our cash flows and capital resources are insufficient to service indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional debt or equity financing, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not allow us to meet our scheduled debt service obligations.

If we cannot make scheduled payments on our indebtedness, we will be in default and, as a result, our lenders could declare all outstanding principal and interest to be due and payable, could terminate their commitments to loan money to us, and could foreclose against any assets securing our indebtedness and we could be forced into bankruptcy or liquidation.

Increased labor and employee benefit costs may negatively impact results of operations. We also depend on a seasonal workforce, many of whom are paid at or near minimum wage.

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

Failure to retain and/or to attract qualified new employees could adversely affect our business and results of operations.

Our success depends in part upon a number of employees, including our general managers at each park, as well as our ability to attract, train, motivate and retain qualified employees to keep pace with our needs, including employees with certain specialized skills in the field of animal training and care and other areas of institutional knowledge. We also employ a significant seasonal and part-time workforce which is critical to staffing our parks during peak periods. If we are unable to attract and retain adequate numbers of employees to staff our parks especially during peak periods, this could adversely affect our business and negatively impact our results of operations and the guest experience.

Increased competition for employees and labor market shortages may impact our ability to attract, recruit and retain employees for our parks. Many competitors or other businesses in the markets in which we operate have increased wages and/or offered enhanced benefit packages, which in some cases may be superior to ours. We may be unable to retain employees or to attract other highly qualified employees, particularly if we do not offer employment terms that are competitive with the current market and/or provide sufficient incentives to retain our existing and future employees. Also, if we fail to maintain a culture that makes our company an attractive place to work, employee morale may be diminished, and we may have difficulty retaining our workforce and recruiting new employees. Separately, minimum wage legislation impacts some of our markets, which adds additional pressure to our starting wages and increases the possibility of compression which may lead to the departure of experienced personnel.

Data privacy regulation and our ability to comply could harm our business.

We (or third parties on our behalf) collect, store and use personal identifiable information and other customer data we receive through online ticket sales, marketing, mailing lists, and guest reservations. We also maintain personally identifiable information about our employees. The integrity and protection of our customer and employee data is critical to our business. Our guests and employees have a high expectation that we will adequately protect their personal information. There are multiple federal, state and local laws regarding privacy and protection of personal information and data, and these laws and regulations continue to evolve. The regulatory environment related to information security and privacy is increasingly rigorous with new and rapidly changing requirements. For example, many states have passed laws requiring notification to customers when there is a security breach involving their personal data and multiple jurisdictions are considering legislation that may impose liability if a business fails to properly safeguard personal information of its customers. Maintaining compliance with applicable security and privacy regulations may increase our operating costs. We believe our cybersecurity measures are adequate. However, there can be no assurance that the procedures that we or third-party providers have implemented to protect against unauthorized access to secure data are adequate to safeguard against all data security breaches, and if we were to experience a data breach, we could be subject to fines, penalties and/or costly litigation, as well as could face damage to our reputation which could adversely affect our business.

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze and compare our results of operations and financial prospects.

Currently, we are a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings and have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

Risk Factors Relating to Our Common Stock:

Our share price may be volatile.

The market price of our common stock may fluctuate significantly due to several factors, some of which may be beyond our control, including:

●	actual or anticipated fluctuations in our operating results;
●	results of operations that vary from those of our competitors;
●	the operating and stock price performance of comparable companies;
●	changes to the regulatory and legal environment under which we operate; and
●	domestic and worldwide economic conditions.

Further, when the market price of a company’s common stock drops significantly, stockholders often initiate securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our senior management and other resources.

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

The concentration of ownership of our capital stock limits your ability to influence corporate matters.

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 42.36% of our common stock outstanding as of September 28, 2025. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

At the Company’s annual meeting of stockholders on March 7, 2025, the stockholders of the Company approved the filings of the Certificates of Amendment to effect the Reverse/Forward Stock Split. On April 1, 2025, the Board of Directors approved the execution of the Reverse/Forward Stock Split. The Reverse/Forward Stock Split became effective on April 30, 2025.

The ultimate effect of the Reverse/Forward Stock Split on the market price of our common stock cannot be predicted with any certainty, and we cannot assure you that the Reverse/Forward Stock Split will result in any or all of the expected benefits. While the reduction in the number of outstanding shares of our common stock increased the market price of our common stock we cannot assure you that the Reverse/Forward Stock Split will result in any permanent or sustained increase in the market price of our common stock. The market price of our common stock depends on multiple factors, many of which are unrelated to the number of shares outstanding, including our business and financial performance, general market conditions, and prospects for future success, any of which could have a counteracting effect to the Reverse/Forward Stock Split with respect to the per share price.

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

The impact of potential cybersecurity threats is difficult to predict, but one or more of them could result in the loss of information or capabilities, harm to individuals or property, damage to our reputation, loss of business, regulatory actions, and potential liability, any of which could have a material adverse effect on our financial position, results of operations and/or cash flows. These threats could lead to losses of sensitive information or capabilities, harm to personnel, infrastructure, or products, and/or damage to our reputation or affect our vendor’s ability to perform under our contracts.

Effective incident response involves every part of our organization, including business operations, finance and outside service providers for key business applications. Our Board of Directors oversees all business, property and affairs of the Company, including cybersecurity risks. Our management keep the members of the Board informed of our business through discussions at Board meetings and by providing them with reports and other materials throughout the year.

ITEM 2. PROPERTIES

The Company owns and operates the following wild animal safari parks:

Wild Animal Safari, Inc. – Georgia Park

Our Georgia Park is situated within a 200-acre portion of a 500-acre property, which is owned by Wild Animal – Georgia, located approximately 75 miles southwest of Atlanta. Our Georgia Park features a three-mile drive-through animal viewing area that opened in 1991. It is home to approximately 600 animals, birds and reptiles, comprised of approximately 55 species. Some animals are contained in special fenced-in exhibit areas within the drive-through section of our Georgia Park, while others are in a more traditional zoo-like walk through section of the park, the walkabout adventure zoo. Our Georgia Park has a gift shop, restaurant and picnic areas.

Wild Animal, Inc. – Missouri Park

Our Missouri Park is situated in Strafford, Missouri on 255 acres of land, located approximately 15 miles east of Springfield and approximately 45 miles northeast of Branson. Our Missouri Park features a five-mile drive-through wild animal viewing area that opened in 1971. It is home to approximately 300 animals, birds and reptiles, comprised of approximately 65 species. Some animals are contained in special fenced-in exhibit areas within the drive-through section of our Missouri Park, while others are in a more traditional zoo-like walk through section of the park, the walkabout adventure zoo. Our Missouri Park has a gift shop, a party room for rental and a play structure.

Aggieland-Parks, Inc. – Texas Park

Our Texas Park is situated within a 250-acre portion of a 450-acre property, located approximately 25 miles northeast of Bryan/College Station, Texas and 120 miles northwest of downtown Houston. Our Texas Park features a two-and-a-half-mile drive-through safari and a 20-acre walkthrough adventure zoo that opened in 2019. It is home to approximately 600 animals, comprised of approximately 80 species. Animals in the drive-through safari roam in an open natural habitat where visitors can observe, photograph and feed the animals along a crushed-gravel road. In addition, some animals are contained in special fenced-in exhibit areas within the drive-through portion of our Texas Park. The walkthrough adventure zoo is home to a variety of species within more traditional zoo enclosures for guest viewing, and a select number of experience style exhibits for guest engagement. Our Texas Park has a gift shop, several party rooms for rental, a large covered patio and play structures.

ITEM 3. LEGAL PROCEEDINGS

On December 16, 2022, the Company received notice that on August 10, 2022, a former employee of Aggieland Wild Animal – Texas, filed a Complaint in the 361st District Court of Brazos County, Texas (case no. 22-001839-CV-361), alleging the Company and Aggieland-Parks, Inc. committed several instances of employment discrimination. The Complaint sought unspecified economic, compensatory and punitive damages, as well as attorney’s fees and costs. On June 3, 2024, the Company entered into a settlement agreement and mutual release of claims with the former employee related to this matter and paid the former employee $75,000.

On March 1, 2024, Focused Compounding Fund, LP (“Focused Compounding”) filed a Complaint in the Eighth Judicial District Court of Clark County, Nevada (case no. A-24-888295-B) against the Company and each of our Board of Directors, alleging that the defendants were contemplating efforts to entrench themselves as members of the Board of Directors. Simultaneously with filing its Complaint, Focused Compounding sought a Preliminary Injunction that would require the Company and our Directors to take various actions. On June 20, 2024, Focused Compounding, the Company and the named defendants agreed to a stipulation dismissing with prejudice any and all claims by and between the parties outlined in the initial Complaint in light of the results of the Company’s annual meeting of stockholders held on June 6, 2024. See Note 3, Contested Proxy and Related Matters of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Other Matters

Except as noted above, we are not a party to any pending legal proceedings, nor are any of our properties the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of its business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTCQX Market under the symbol “PRKA”.

Prior to and on May 1, 2025, the Company’s common stock traded on the OTC Pink Market. Effective May 2, 2025, the Company’s common stock began and continues to be traded on the OTCQX Market. As a result of the Reverse/Forward Stock Split, effective on April 30, 2025, the Company’s common stock was traded on a post-split basis under the symbol “PRKAD” for 20 trading days, including the effective date, after which it reverted to PRKA.

The table below sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on the OTC Pink Market prior to and on May 1, 2025, and the OTCQX Market on and after May 2, 2025. The prior period amounts have been adjusted to reflect the Reverse/Forward Stock Split that became effective on April 30, 2025. Refer to Note 7, Stockholders Equity for further information about the Reverse/Forward Stock Split. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits. As of December 9, 2025, there were 753,577 shares outstanding held by approximately 326 stockholders of record. The number of stockholders of record does not reflect shares held beneficially or those shares held in “street” name.

		High	Low
2025	First Quarter	$48.00	$38.50
	Second Quarter	$42.00	$35.00
	Third Quarter	$48.25	$30.01
	Fourth Quarter	$69.99	$33.00
2024	First Quarter	$43.00	$33.00
	Second Quarter	$47.00	$32.50
	Third Quarter	$40.00	$32.00
	Fourth Quarter	$42.80	$26.00

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. Managements’ Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements” below and Item 1A, Risk Factors, in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

This section discusses our results of operations for the year ended September 28, 2025 as compared to the year ended September 29, 2024.

As used in this Annual Report on Form 10-K, references to the “Company”, “Parks! America”, “we”, “us”, “our” and similar terms refer to Parks America, Inc. Our fiscal year ends on the Sunday closest to September 30.

Executive Overview

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

Each of the parks is overseen by a general manager and operates autonomously. Management reviews operating results, evaluates performance and makes operating decisions, including allocating resources, on a park-by-park basis. Discrete financial information and operating results are prepared at the individual park level for use by the CEO, who is the Chief Operating Decision Maker (“CODM”) for review and as a basis for decision making.

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of Parks! America, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Seasonality

The Company’s operations are seasonal. Our parks are open year-round, and we experience increased seasonal attendance, typically beginning in the latter half of March through early September, and historically have realized a significant portion of our annual park revenue during our third and fourth fiscal quarters. We generated approximately 64.0% and 61.4% of our annual park revenue in the third and fourth fiscal quarters of Fiscal 2025 and Fiscal 2024, respectively.

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

We engaged legal counsel specializing in activist stockholder matters, as well as several other consultants, during this proxy contest. In Fiscal 2025, contested proxy and related matters, net was a credit of $670,814 compared to contested proxy and related matters expense, net of $2.04 million in Fiscal 2024. The $670,814 credit in Fiscal 2025 consisted of $567,157 of insurance proceeds received under our directors and officers insurance related to this matter during First Quarter 2025. These proceeds were used to pay certain legal bills associated with the contested proxy and related matters. In addition, a credit of $103,657 was recognized in Third Quarter 2025 from the reversal of previously accrued contested proxy legal fees that were waived as part of the full settlement of outstanding invoices. See Note 3, Contested Proxy and Related Matters, to the Consolidated Financial Statements.

Reverse/Forward Stock Split

At the annual shareholder meeting held on March 7, 2025, the stockholders voted to approve the amendments to the Company’s Articles of Incorporation to effect a 1 for 500 reverse stock split of the Company’s common stock followed immediately by an amendment to the Company’s Restated Articles of Incorporation to effect a 5 for 1 forward stock split of the Company’s Common Stock, herein referred to as the Reverse/Forward Stock Split.

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

Effective on April 30, 2025, at 5:00 p.m. Eastern Time, the Company effected a 1-for-500 reverse stock split of the shares of the Company’s common stock, followed immediately by a 5-for-1 forward stock split of the shares of the Company’s common stock at 5:01 p.m. Eastern Time herein referenced as the Reverse/Forward Stock Split.

Prior to and on May 1, 2025, the Company’s common stock was traded on the OTC Pink Market. Effective May 2, 2025, the Company’s common stock began and continues to be traded on the OTCQX Market. As a result of the Reverse/Forward Stock Split, the Company’s common stock traded on a post-split basis under the symbol “PRKAD” for 20 trading days, including the effective date of April 30, 2025, after which it reverted to “PRKA.”

No fractional shares were issued in connection with the Reverse/Forward Stock Split. Instead, the Company paid cash (without interest) to any stockholder who would be entitled to receive a fractional share as a result of the Reverse/Forward Stock Split:

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

Results of Operations

Fiscal Year. Our fiscal year end is on the Sunday closest to September 30 each year. The fiscal periods in this report are presented as follows, unless the context otherwise requires:

Fiscal Year	Ended	Weeks
2025	September 28, 2025	52
2024	September 29, 2024	52

The following table sets forth, for the periods indicated, selected income statement data.

	Fiscal 2025		Fiscal 2024
	$’s	% of Total Revenue	$’s	% of Total Revenue
Park revenue	$10,276,919	98.1%	$9,679,326	97.7%
Sale of animals	194,656	1.9%	232,934	2.3%
Total revenue	10,471,575	100.0%	9,912,260	100.0%
Cost of sales (exclusive of depreciation and amortization)	1,325,860	12.7%	1,412,678	14.2%
Selling, general and administrative	6,840,160	65.3%	6,886,327	69.5%
Depreciation and amortization	885,996	8.5%	871,967	8.8%
Contested proxy and related matters, net	(670,814)	-6.4%	2,040,810	20.6%
Tornado expenses and write-offs, net	—	0.0%	(53,755)	-0.5%
Legal settlement	—	0.0%	75,000	0.7%
Other operating expenses, net	29,296	0.3%	62,734	0.6%
Income (loss) from operations	2,061,077	19.6%	(1,383,501)	-13.9%
Other (income), net	(78,573)	-0.8%	(132,948)	-1.3%
Interest expense	219,341	2.1%	229,244	2.3%
Income (loss)before income taxes	1,920,309	18.3%	(1,479,797)	-14.9%
Income tax expense (benefit)	462,226	4.4%	(385,316)	-3.9%
Net income (loss)	$1,458,083	13.9%	$(1,094,481)	-11.0%

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

Adjusted net income (loss) is defined as net income (loss) excluding significant non-recurring or non-operational items as set forth below. While adjusted net income (loss) is a non-GAAP measurement, management believes that it is an important indicator of operating performance and useful to investors. Other significant non-recurring and non-operational items, while periodically affecting our results, may vary significantly from period to period and have disproportionate effects in a given period, which affects comparability of results and are described below:

●	Contested proxy and related matters, net – expenses incurred related to the contested proxy, as well as related directors and officers insurance proceeds for Fiscal 2025 and Fiscal 2024.

●	Tornado expenses and write-offs, net – final insurance proceeds received for tornado recovery expenses for Fiscal 2024.

●	Legal settlement – charge for payment of legal settlement for Fiscal 2024.

The following table sets forth, for the periods indicated, a reconciliation of Net income (loss) to Adjusted net income and Adjusted diluted net income per share:

	Fiscal 2025	Fiscal 2024
Net income (loss)	$1,458,083	$(1,094,481)
Contested proxy and related matters, net	(670,814)	2,040,810
Tornado expenses and write-offs, net	—	(53,755)
Legal settlement	—	75,000
Tax impact (1)	169,649	(556,750)
Adjusted net income (2)	$956,918	$410,824
Adjusted diluted net income per share (2)	$1.27	$0.54
Diluted weighted average common shares outstanding (2)	755,740	756,770

(1)	The tax impact of adjustments is calculated at the applicable U.S. Federal and State statutory rates.
(2)	Prior period amounts have been adjusted to reflect the Reverse/Forward Stock Split that became effective on April 30, 2025. Refer to Note 7, Stockholders Equity for further information about the Reverse/Forward Stock Split.

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

Other significant items, while periodically affecting our results, may vary significantly from period to period and have disproportionate effects in a given period, which affects comparability of results and are described below:

●	Contested proxy and related matters, net – expenses incurred related to the contested proxy, as well as related directors and officers insurance proceeds for Fiscal 2025 and Fiscal 2024.

●	Tornado expenses and write-offs, net – final insurance proceeds received for tornado recovery expenses for Fiscal 2024.

●	Legal settlement – charge for payment of legal settlement for Fiscal 2024.

●	Net gain or loss on disposal of property and equipment – disposal of property and equipment for Fiscal 2025 and Fiscal 2024.

The following table sets forth, for the periods indicated, selected income statement data and a reconciliation of our Net income (loss) to Adjusted EBITDA:

	Fiscal 2025	Fiscal 2024
Net income (loss)	$1,458,083	$(1,094,481)
Income tax expense (benefit)	462,226	(385,316)
Interest expense	219,341	229,244
Depreciation and amortization	885,996	871,967
Contested proxy and related matters, net	(670,814)	2,040,810
Tornado expenses and write-offs, net	—	(53,755)
Legal settlement	—	75,000
Loss on disposal of property and equipment, net	29,296	62,734
Adjusted EBITDA	$2,384,128	$1,746,203

Discussion and Analysis

Consolidated and Segment Results of Operations Fiscal 2025 as Compared to Fiscal 2024

We manage our operations on an individual park location basis. Discrete financial information is maintained for each park and provided to our President, as CODM, for review and as a basis for decision making. The primary performance measures used by the CODM to allocate resources is segment income/(loss), defined as park earnings before interest, tax, depreciation and amortization, and free cash flow. We use segment income/(loss) and free cash flow as a measure of profitability to gauge segment performance because we believe these measures are the most indicative of performance trends and overall earnings potential of each segment.

The following table shows our consolidated and segment operating results for Fiscal 2025 and Fiscal 2024:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024
Total revenue	$5,917,423	$5,960,259	$2,189,656	$2,036,280	$2,364,496	$1,915,721	$10,471,575	$9,912,260
Less significant expense categories (1):
Cost of animal food, merchandise and food	789,293	747,473	232,363	276,729	304,204	388,476	1,325,860	1,412,678
Other revenue driven costs (2)	115,195	158,815	43,081	46,632	47,492	46,729	205,768	252,176
Personnel costs (3)	1,377,831	1,328,979	726,050	659,088	688,096	653,428	2,791,977	2,641,495
Advertising and marketing	301,687	340,586	240,204	225,087	333,429	310,304	875,320	875,977
Other segment expenses (4)	1,077,753	1,089,527	372,367	371,525	453,578	443,863	1,903,698	1,904,915
Segment income	2,255,664	2,294,879	575,591	457,219	537,697	72,921	3,368,952	2,825,019
Segment operating margin %	38.1%	38.5%	26.3%	22.5%	22.7%	3.8%	32.2%	28.5%

Less:
Unallocated corporate expenses(5)							1,063,397	1,211,764
Depreciation and amortization							885,996	871,967
Contested proxy and related matters, net							(670,814)	2,040,810
Tornado expenses and write-offs, net							—	(53,755)
Legal settlement							—	75,000
Other operating expenses, net							29,296	62,734
Other (income), net							(78,573)	(132,948)
Interest expense							219,341	229,244
Income before income taxes							$1,920,309	$(1,479,797)

(1) The significant expense categories and amounts align with the segment -level information that is regularly provided to the CODM.

(2) Other revenue driven costs include credit card fees and other revenue processing costs driven by sales volume.

(3) Personnel costs include fixed and variable wages, benefits and employer taxes.

(4) Other segment expenses include all other operating expenses, including animal expenses, park and vehicle maintenance costs, insurance, utilities, outside services, operating supplies and other miscellaneous expenses.

(5) Unallocated corporate expenses include corporate personnel costs, directors fees and compensation, directors and officers insurance, computer software and services, professional fees and public company related expenses.

Total Revenues

		Fiscal 2024
	Fiscal 2025	Actual	Proforma
Georgia	$5,821,867	$5,878,833	$5,842,370
Missouri	2,159,125	2,008,244	2,000,472
Texas	2,295,927	1,792,249	1,783,605
Total Park revenue	$10,276,919	$9,679,326	$9,626,447

Results of Operations

Fiscal 2025 compared with Fiscal 2024

Total Revenue and Park Revenue

Total revenue was $10.47 million in Fiscal 2025, an increase of $559,315 or 5.6%, compared to $9.91 million in Fiscal 2024.

Park revenue was $10.28 million in Fiscal 2025, an increase of $597,593 or 6.2%, compared to $9.68 million in Fiscal 2024.

Animal sales were $194,656 in Fiscal 2025, a decrease of $38,278 or 16.4%, compared to $232,934 in Fiscal 2024. The decrease is primarily driven by the timing of animal sales at both our Texas Park and Georgia Park year over year.

In mid-January 2024 we completed the strategic switch to a new ticketing platform which we believe improves the guest experience while also providing improved functionality for our park customer services teams. While this change had a net neutral impact on our profitability, we no longer directly upcharge customer transaction fees which we previously reported in Park revenue. On a pro forma basis, adjusting for the change to exclude customer transaction fees in Park revenue, our Fiscal 2025 Park revenue increased by $650,472 or 6.8% compared to Fiscal 2024.

Georgia Park revenue was $5.82 million for Fiscal 2025, a decrease of $59,966 or 1.0% compared to $5.88 million during Fiscal 2024.The decrease was primarily driven by lower attendance due to adverse and rainy weather conditions during consecutive days and weeks during the third and fourth fiscal quarters. In addition, Fiscal 2025 excluded customer transaction fees in revenue due to the switch to a new ticketing platform. On a pro forma basis, adjusting to exclude customer transaction fees in Park revenue, our Fiscal 2025 Georgia Park revenue decreased by $20,503 or 0.4%.

Missouri Park revenue was $2.16 million for Fiscal 2025, an increase of $150,881 or 7.5% compared to $2.01 million in Fiscal 2024. The increase was primarily attributed to the effectiveness of new marketing strategies and a significant increase in our social media presence to drive ticket sales. In addition, our revenue from animal encounters increased approximately 65% compared to Fiscal 2024 due to concerted efforts of management to allocate staff resources to offer more animal encounters to guests coupled with increased social media centered around the animal encounters to promote awareness and excitement to customers. On a pro forma basis, adjusting to exclude customer transaction fees in Park revenue, our Fiscal 2025 Missouri Park revenue increased by $158,653 or 7.9%.

Texas Park revenue was $2.30 million for Fiscal 2025, an increase of $503,678 or 28.1% compared to $1.79 million during Fiscal 2024. The increase in revenue was driven by a positive response to new admission pass pricing in early May 2025 and effectiveness of new marketing strategies as well as higher attendance during the Spring Break season that continued over the summer months. On a pro forma basis, adjusting to exclude customer transaction fees in Park revenue, our Fiscal 2025 Texas Park revenue increased $512,322 or 28.7%.

Attendance

Our Georgia Park attendance during Fiscal 2025 decreased approximately 10.2% compared to Fiscal 2024. The adverse and rainy weather over consecutive days and weeks negatively impacted attendance during our strongest attendance season of the third and fourth fiscal quarters.

Attendance at our Missouri Park during Fiscal 2025 increased by approximately 14.3% compared to Fiscal 2024. The increase was primarily attributed to the effectiveness of new marketing strategies and a significant increase in our social media presence to drive ticket sales.

Our Texas Park provided customers with free attendance promotions during First Quarter 2025 and we do not believe Fiscal 2025 attendance is comparable to Fiscal 2024.

Significant Expenses

Cost of animal food, merchandise and food

Consolidated cost of animal food, merchandise and food was $1.33 million in Fiscal 2025, a decrease of $86,818 or 6.1% compared to $1.41 million in Fiscal 2024. The decrease was primarily attributed to the Georgia Park decrease in food service cost of sales which was in line with the decline in food service revenue as well as the decrease in food service cost of sales at the Missouri Park due to no longer offering full-service food service to guests in early October 2024. In addition, animal cost of sales decreased in Fiscal 2025 primarily due to reduced sales of purchased animals at the Texas Park compared to Fiscal 2024.

Other revenue driven costs

Consolidated other revenue driven costs were $205,768 in Fiscal 2025, a decrease of $46,408 or 18.4% compared to $252,176 in Fiscal 2024. The decrease was primarily due to the change in ticketing platform providers in mid-January 2024. Prior to the change, customer transaction fees were recorded in Park revenue and then remitted to the third party and recorded as transaction processing fees. Following the change in ticketing platform provider, the customer transaction fees are netted and handled by the third-party ticketing platform provider.

Personnel costs

Consolidated personnel costs were $2.79 million in Fiscal 2025, an increase of $150,482 or 5.7% compared to $2.64 million in Fiscal 2024. The increase was in line with the increase in total revenue.

Advertising and marketing

Consolidated advertising and marketing expenses were $875,320 in Fiscal 2025 compared to $875,977 in Fiscal 2024. The Company switched their advertising agency in Fiscal 2025. The new advertising agency recommended a different mix of advertising and marketing strategies that included increased social media and digital marketing spending in Fiscal 2025 compared to television and radio advertising in Fiscal 2024. Total advertising and marketing decreased at the Georgia Park offset by an increase at both the Missouri Park and Texas Park to increase market penetration and awareness in these markets.

Other segment expenses

Consolidated other segment expenses were $1.90 million in Fiscal 2025, a decrease of $1,216 or 0.1% compared to $1.90 million in Fiscal 2024. The decrease at the Georgia Park was primarily due to lower advertising and marketing, outside services, transaction processing fees and vehicles expenses offset by higher park maintenance costs due to one-time demolition costs of an unoccupied house on the Georgia Park grounds. The decrease at the Georgia Park was offset by an increase at our Texas Park driven by higher advertising and marketing, veterinary costs and animal expenses, primarily due to an animal insurance policy purchased for a limited term period for the transportation of a giraffe, offset by lower park maintenance costs during Fiscal 2025.

Segment Income

Consolidated segment income was $3.37 million for Fiscal 2025, an increase of $540,933 or 19.3% from $2.83 million during Fiscal 2024.

Georgia Park segment income was $2.26 million for Fiscal 2025, a decrease of $39,215 or 1.7% from $2.29 million during Fiscal 2024. The decrease is primarily driven by slightly lower Park revenue, primarily due to excluding transaction processing fees in Park revenue with change in ticketing platform provider, and higher staffing costs and park maintenance costs, due to one-time demolition costs of an unoccupied house on the park property, offset by lower advertising and marketing, outside services, transaction processing fees and vehicle expenses.

Missouri Park segment income was $575,591 for Fiscal 2025, an increase of $118,372 or 25.9% from $457,219 during Fiscal 2024. The increase in segment income was driven by higher admission revenue and revenue from animal encounters offset by higher operating expenses, primarily staffing costs and advertising and marketing expenses.

Texas Park segment income was $537,697 for Fiscal 2024, an increase of $464,776 from $72,921 during Fiscal 2024. The increase is primarily driven by higher admission revenue, lower cost of sales offset by higher operating expenses, primarily advertising and marketing, staffing costs, veterinary expenses and animal expenses, primarily due to an animal insurance policy purchased for a limited policy period for the transportation of a giraffe.

Unallocated Corporate Expenses

Unallocated corporate expenses were $1.06 million for Fiscal 2025, a decrease of $148,367 or 12.2% compared to $1.21 million in Fiscal 2024. The decrease was driven by lower salaries and wages, primarily severance costs, lower director fees, travel expenses and exclusion of a one-time contract settlement fee included in Fiscal 2024 offset by higher professional fees, primarily audit fees.

Depreciation and Amortization Expense

Depreciation and amortization expense was $885,996 in Fiscal 2025, an increase of $14,029 or 1.6% compared to $871,967 in Fiscal 2024. The increase is primarily attributed to higher depreciation expense for our Georgia Park primarily due to the new restroom facility placed in service in Fiscal 2025, partially offset by lower depreciation expense for the Missouri Park and Texas Park.

Contested Proxy and Related Matters, net

Contested Proxy and Related Matters, net was a credit of $670,814 in Fiscal 2025 compared to contested proxy and related matters, net expense of $2.04 million in Fiscal 2024. The $670,814 credit in Fiscal 2025 included $567,157 of insurance proceeds received from our directors and officers insurance during First Quarter 2025 and a credit of $103,657 was recognized in Third Quarter 2025 from the reversal of previously accrued contested proxy legal fees that were waived as part of the full settlement of outstanding invoices. See Note 3, Contested Proxy and Related Matter, to the Consolidated Financial Statements

Tornado Expenses and Write-offs, net

As a result of the tornado and severe weather damage at our Georgia Park in March 2023, during Fiscal 2024 we received the final insurance proceeds of $53,755 related to the Georgia Park 2023 tornado event.

Legal Settlement

We entered into a settlement agreement and paid $75,000 during Fiscal 2024 to settle a lawsuit initiated by a former employee alleging several instances of discrimination in employment. See Note 10, Commitments and Contingencies, to the Consolidated Financial Statements.

Other Operating Expenses, Net

Other operating expenses, net was $29,296 for Fiscal 2025, a decrease of $33,438 from $62,734 during Fiscal 2024. Fiscal 2025 includes the gain on the sale of land at the Georgia Park offset by the loss on animal sales primarily at the Texas Park and a loss on animal exhibit design costs that were abandoned at our Georgia Park. Fiscal 2024 primarily includes animal deaths prior to the end of their estimated life expectancy and disposal of certain assets no longer useful to the business or deemed too costly to maintain or repair.

Other Income, Net

Other income, net was $78,573 for Fiscal 2025, a decrease of $54,375 compared to $132,948 in Fiscal 2024. The decrease is driven by lower interest income related to the maturity of certificates of deposit during First Quarter 2025 and lower average money market balances compared to Fiscal 2024 and higher non-operating expenses.

Interest Expense

Interest expense for Fiscal 2025 was $219,341, a decrease of $9,903 compared to $229,244 in Fiscal 2024. The 2021 Term Loan interest decreased due to overall lower principal balances. The 2025 Term Loan was refinanced during First Quarter 2025 at a higher interest rate. The interest rate on the 2025 Term Loan decreased by 50 basis points during Fiscal 2025 from the initial rate of 7.25% to 6.75% effective on September 18, 2025.

Income Taxes

We recorded income tax expense for Fiscal 2025 of $462,226 which resulted in an effective tax rate of 24.1% compared to an income tax benefit of $385,316 for Fiscal 2024 which resulted in an effective tax rate of 26.0%. The overall effective tax rate varies from the U.S. federal statutory rate of 21.0% primarily due to Georgia state taxes.

Net Income and Income Per Share

As a result of the above factors, Net income was $1.46 million, or basic and diluted earnings per share of $1.93 in Fiscal 2025 compared to Net loss of $1.09 million, or basic and diluted loss per share of $1.45 in Fiscal 2024.

Adjusted Net Income

As a result of the above factors, Adjusted net income was $956,918 and Adjusted diluted earnings per share was $1.27 in Fiscal 2025 compared to Adjusted net income of $410,824 and Adjusted diluted earnings per share of $0.54 in Fiscal 2024.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $2.38 million in Fiscal 2025, compared to $1.75 million in Fiscal 2024.

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Historically, our slow season starts after Labor Day in September and runs until Spring Break period, which typically begins toward the end of March. The first and second quarters of our fiscal year have historically generated negative cash flow, requiring us to use cash generated from prior fiscal years, as well as borrowing on a seasonal basis, to fund operations and prepare our parks for the busy season during the third and fourth quarters of our fiscal year.

Our working capital was $3.30 million as of September 28, 2025, compared to $1.60 million as of September 29, 2024. The year-over-year increase in working capital primarily reflects a decrease in current liabilities related to the contested proxy and related matters and reduction in the current portion of long-term debt attributed to the refinancing of the 2020 Term Loan to the 2025 Term Loan during First Quarter 2025.

Total loan debt, including current maturities, as of September 28, 2025 was $3.19 million compared to $3.50 million as of September 29, 2024. The year-over-year decrease in total loan debt is primarily the result of scheduled term loan principal payments during Fiscal Year 2025. The refinancing of the 2020 Term Loan to the 2025 Term Loan decreased the monthly principal payments by approximately $34,000.

As of September 28, 2025, we had equity of $15.27 million and total loan debt of $3.19 million, resulting in a debt-to-equity ratio of 0.21 to 1.0, compared to 0.25 to 1.0 as of September 29, 2024.

Operating Activities

Net cash provided by operating activities was $2.11 million during Fiscal 2025, compared to $0.80 million during Fiscal 2024. The $1.31 million increase in cash provided by operating was attributed to the $2.56 million increase in net income and non-cash change in deferred taxes and changes in working capital primarily the year over year change in accounts payable for payments and settlement of accounts payable associated with the contested proxy and related matters and year over year change in other accrued liabilities, primarily accrued professional fees, accrued wages and deferred revenue. See Note 3, Contested Proxy and Related Matters, to the Consolidated Financial Statements.

Investing Activities

Net cash used in investing activities was $260,072 during Fiscal 2025, compared to $1.63 million during Fiscal 2024 resulting in a net decrease of $1,372,491. Our investing activity for Fiscal 2025 included cash provided of $838,442 from the maturity of short-term investments in certificates of deposit during First Quarter 2025. Our investing activity for Fiscal 2024 included cash used of $1.0 million for the purchase of short-term investments in certificates of deposit during First Quarter 2024. Capital expenditures for Fiscal 2025 were $1.28 million compared to $0.91 million during Fiscal 2024. The increase in capital expenditures is attributed primarily to the construction of a restroom facility replacement and animal exhibit improvements at our Georgia Park.

In Fiscal 2025, capital expenditures at our Georgia Park included completion of the restroom facility replacement and new carnivore night house. We have received positive feedback from our guests regarding the new restroom facility. In addition, the big cat exhibit and hyena exhibit were both upgraded. We added fencing around the perimeter of the park and walkabout loop and made various infrastructure improvements, including pavement and culvert replacement, within the park. We also made upgrades to our walk-in cooler for animal food and purchased used vehicles and an excavator that we previously rented. Fiscal Year 2024 capital expenditures at our Georgia Park included various infrastructure improvements to roadways, fencing and sidewalks, several animal acquisitions, a walk-in freezer, and improvements to several animal habitats. In Fiscal 2024, we started the new carnivore night house and restroom facility replacement with each project completed in First Quarter 2025 and Second Quarter 2025, respectively.

In Fiscal 2025, capital expenditures at our Missouri Park included animal acquisitions, the addition of the giraffe feeding deck to improve guest experience, as well as the addition of two stand-alone buildings located within the park for tickets and concessions. Fiscal 2024 capital expenditures included a new nature path, including a walking bridge and fish feeding experience, a hay storage barn, as well as various vehicles and equipment to improve operations.

In Fiscal 2025, capital expenditures at our Texas Park included a new playground structure added in the walkthrough adventure zoo as well as repairs to existing drive-through tour buses that extended the useful life of the asset. Fiscal 2024 capital expenditures included an upgrade to the electrical infrastructure, completion of a keeper building to improve the efficiency of operations, and a hay storage barn to allow for more cost-effective hay purchasing.

For Fiscal 2026, we plan to invest approximately $1.0 million in capital expenditures primarily for animal exhibit expansions and renovations and park infrastructure improvements.

Financing Activities

Net cash used in financing activities was $459,631 during Fiscal 2025, compared to $777,986 during Fiscal 2024 resulting in a decrease of $318,355. During Fiscal 2025, the 2020 Term Loan was refinanced with the 2025 Term Loan during First Quarter 2025 resulting in net cash provided of $110,456 offset by payments of $428,919 for scheduled term loan principal payments and term loan refinancing fees. Fiscal 2025 also includes cash used during Third Quarter 2025 of $141,168 for the payments of the fractional shares as part of the Reverse/Forward Stock Split. Fiscal 2024 primarily included payments of $772,986 for scheduled term loan principal payments.

Borrowing Agreements

On June 18, 2021, through our wholly owned subsidiary Wild Animal – Georgia, we completed a refinancing transaction with Synovus Bank. The 2021 Term Loan included an original principal amount of $1.95 million. The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. We paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was $0.83 million and $1.11 million as of September 28, 2025 and September 29, 2024, respectively.

On April 27, 2020, through our wholly owned subsidiary Aggieland-Parks Inc., we acquired Aggieland Wild Animal – Texas. In part, this acquisition was financed with the 2020 Term Loan from First Financial Bank (“First Financial”). The 2020 Term Loan in the original principal amount of $5.0 million from First Financial is secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan had an interest rate of 5.0% per annum, had a maturity date of April 27, 2031, and required interest only monthly payments through April 2021. The 2020 Term Loan required monthly payments of approximately $53,213 beginning in May 2021. We paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the incremental proceeds of the 2021 Term Loan, combined with additional funds, to pay down $1.0 million against the 2020 Term Loan, which had an outstanding balance of $2.39 million as of September 29, 2024. On September 30, 2024, the 2020 Term Loan with First Financial was fully paid off with the proceeds of the 2025 Term Loan.

On September 30, 2024, Aggieland-Parks, Inc. completed a refinancing transaction of the 2025 Term Loan with Cendera Bank N.A. The 2025 Term Loan provided an original principal amount of $2.5 million, the proceeds of which were used to repay all the indebtedness under the 2020 Term Loan, and bears interest at a daily adjusted rate equal to the Prime Rate minus 0.5%. The initial interest rate was 7.25%. As of September 28, 2025 the effective interest rate was at 6.75%. The 2025 Term Loan has a term of 10 years, with a 15-year amortization, and a balloon payment of the outstanding principal balance due September 30, 2034. The initial monthly loan payment was $23,200 and has been reduced with the decrease in the effective interest rate to $22,277 as of September 28, 2025. Aggieland-Parks, Inc., paid approximately $60,716 of fees and expenses in connection with the 2025 Term Loan. The outstanding balance of the 2025 Term Loan was $2.41 million as of September 28, 2025.

The 2025 Term Loan is secured by substantially all the assets of Aggieland-Parks, Inc., as well as a cash collateral reserve of $2.5 million established by Focused Compounding Fund, LP, with Cendera Bank N.A. Geoffrey Gannon and Andrew Kuhn control Focused Compounding Fund, LP, and each serves on the Board of the Company, and Mr. Gannon serves as the Company’s President. Focused Compounding did not receive a fee or any other benefit in connection with establishing the above-described cash collateral reserve. See Note 5, Long-term Debt to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are set forth in Note 2, Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, which should be reviewed as they are integral to understanding our results of operations and financial position. Our critical accounting policies are periodically reviewed with the Audit Committee of the Board of Directors of the Company.

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

Significant judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We record deferred tax assets, primarily resulting from net operating loss carryforwards to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. In the event we determine it is more likely than not we will not realize our deferred tax assets we establish a valuation allowance.

Cautionary Statement Regarding Forward-Looking Information

Except for the historical information contained herein, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve risks and uncertainties, including, among other things, statements concerning: our business strategy; liquidity and capital expenditures; future sources of revenue and anticipated costs and expenses; and trends in industry activity generally. Such forward-looking statements include, among others, those statements including the words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar language or by discussions of our outlook, plans, goals, strategy or intentions.

Forward-looking statements are based on beliefs and assumptions made by management using currently available information and are only predictions and are not guarantees of future performance, actions or events. Our actual results may differ significantly from those projected in the forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, risks that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include but are not limited to: competition from other parks, inclement weather conditions during our primary tourist season, the price of animal feed and the price of gasoline. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot guarantee future results, levels of activity, performance or achievements. These risks and uncertainties include those risks, uncertainties and factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 28, 2025.

The forward-looking statements we make in this Annual Report are based on management’s current views and assumptions regarding future events and speak only as of the date of this report. We assume no obligation to update any of these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting these forward-looking statements, except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC.

All prior period share and per share information contained in this Annual Report gives effect to the Reverse/Forward Stock Split that became effective on April 30, 2025.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related notes are set forth on pages F-1 through F-19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards into the process to reduce this risk.

Management based its assessment of the Company’s internal control over financial reporting on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting are effective as of September 28, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as of September 28, 2025.

ITEM 9B. OTHER INFORMATION

Security Trading Plans of Directors and Executive Officers

None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 28, 2025, as such terms are defined under Item 408(a) or Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by Item 10 with respect to directors, the audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the headings “Proposal 1. Election of Directors,” “Corporate Governance” and in the biographies of the directors contained in “Proposal 1. Election of Directors,” in our definitive proxy statement for our annual meeting of stockholders (the “2026 Proxy Statement”) which are incorporated herein by reference. With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our 2026 Proxy Statement under the heading “Other Information - Delinquent Section 16(a) Reports’, and such disclosure, if any, is incorporated herein by reference. The information required by Item 10 with respect to insider trading arrangements and policies is included under the heading “Proposal 1. Election of Directors,” “Corporate Governance” in the 2026 Proxy Statement, and such disclosure is incorporated herein by reference. The 2026 Proxy Statement will be filed within 120 days after the end of our fiscal year.

The information required by this Item 10 regarding the Company’s executive officers is set forth under the heading “Information on Directors, Nominees, and Executive Officers” in “Proposal 1. Election of Directors” of the 2026 Proxy Statement.

Parks! America, Inc. has adopted a Code of Conduct which applies to all employees, including our principal executive officer, principal financial officer and its Board of Directors. The code of conduct is a code of ethics as defined in Item 406 of SEC Regulation S-K. The codes of conduct are available on the Corporate Governance section under Investor Relations on our website at www.parksamerica.com. Any amendment to, or waiver from, a provision of the code of conduct will be posted to the above-referenced website.

There were no changes to the process by which stockholders may recommend nominees to the Board of Directors during the last year.

Stock Option and Award Plan

A Stock Option and Award Plan (the “Plan”) providing for incentive stock options and performance bonus awards for executives, employees, and directors was approved by our Board of Directors on February 1, 2005, however, the Plan expired and therefore was not submitted to the stockholders for approval. The Plan was established to set aside five million (5,000,000) shares for award of stock options, including qualified incentive stock options and performance stock bonuses. To date, no grants or awards were made pursuant to the Plan and the Plan expired and we did not submit the Plan for consideration to the Company’s stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth in our 2026 Proxy Statement to be filed within 120 days of the end of the fiscal year ended September 28, 2025, under Proposal 1. Election of Directors (i) under the heading “Director Compensation,” and (ii) under the heading “Executive Compensation,” and is incorporated herein by reference. The material incorporated herein by reference to the information set forth under the heading “Director Compensation” and “Executive Compensation” of the 2026 Proxy Statement shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing except to the extent that it is specifically incorporated by reference by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Item 1. Election of Directors – Security Ownership of Certain Beneficial Owners and Management” of the 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings “Corporate Governance” and “Certain Relationships and Related Transactions” of the 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Audit-Related Fees

Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading “Proposal 2, Ratification of Appointment of the Auditor” of the 2026 Proxy Statement.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of Great American Family Parks, Inc. dated July 17, 2002 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.2	Amended Articles of Incorporation of Great American Family Parks, Inc. dated January 26, 2004 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.3	Bylaws of Great American Family Parks, Inc. dated January 30, 2004 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.4	Great American Family Parks 2005 Stock Option Plan dated February 1, 2005 (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 4, 2005).

3.5	Amended Bylaws of the Company, as of January 17, 2011 (incorporated by reference to the Annual Report on Form 10-KT filed by the Company on December 29, 2012).

3.6	Amended Bylaws of the Company as of June 12, 2012 (incorporated by reference to the Report on Form 8-K filed by with the Securities and Exchange Commission on July 16, 2012).

3.7	Certificate of Amendment to the Articles of Incorporation of Parks! America, Inc., filed with the Secretary of State of the State of Nevada on April 10, 2025 (effecting the Reverse Stock Split as of April 30, 2025, and incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2025).

3.8	Certificate of Amendment to the Articles of Incorporation of Parks! America, Inc., filed with the Secretary of State of the State of Nevada on April 10, 2025 (effecting the Forward Stock Split as of April 30, 2025, and incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2025).

4.1*	Description of Securities Registered Under Section 12 of the Exchange Act.

10.1	Loan Agreement between AggieLand-Parks, Inc. and Cendera Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).

10.2	Promissory Note made by AggieLand-Parks, Inc. in favor of Cendera Bank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).

10.3	Deed of Trust Security Agreement and Financing Statement made by AggieLand-Parks, Inc. in favor of Cendera Bank, N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).

10.4	Letter from Parks! America, Inc. to Rebecca (Becky) McGraw relating to employment, dated December 23, 2024. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed with the SEC on May 9, 2025.***

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2024 filed with the SEC on December 13, 2024).

14.2*	Amended and Restated Policy on Insider Trading.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of GBQ Partners LLC dated December 12, 2025.

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
***	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of December 12, 2025 by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

By:	/s/ Geoffrey Gannon
Geoffrey Gannon
President
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Geoffrey Gannon	President and Director
	Geoffrey Gannon	(Principal Executive Officer)	December 12, 2025

By:	/s/ Andrew Kuhn
	Andrew Kuhn	Director	December 12, 2025

By:	/s/ Jacob McDonough
	Jacob McDonough	Secretary and Director	December 12, 2025

By:	/s/ Matthew Hansen
	Matthew Hansen	Director	December 12, 2025

By:	/s/ Rebecca S. McGraw	Chief Financial Officer
	Rebecca S. McGraw	(Principal Financial Officer)	December 12, 2025

ITEM 8

PARKS! AMERICA, INC. and SUBSIDIARIES

Board of Directors and Shareholders

Parks! America, Inc.

Report of Independent Registered Public Accounting Firm

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Parks! America, Inc. (the “Company”) as of September 28, 2025 and September 29, 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2025 and September 29, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Columbus, Ohio

December 12, 2025

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 28, 2025	September 29, 2024
ASSETS
Cash and cash equivalents	$3,877,394	$2,489,294
Short-term investments	—	835,074
Accounts receivable, net	18,293	63,784
Inventories, net	313,556	372,401
Prepaid expenses	231,678	396,308
Total current assets	4,440,921	4,156,861
Property and equipment, net	15,023,230	14,829,612
Intangible assets, net	22,615	33,011
Deferred tax asset, net	—	156,012
Other assets	12,676	18,575
TOTAL ASSETS	$19,499,442	$19,194,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$92,608	$1,281,966
Other current liabilities	667,243	466,155
Current portion of long-term debt, net	397,830	809,892
Total current liabilities	1,157,681	2,558,013
Long-term debt, net	2,787,718	2,687,831
Deferred tax liability, net	288,901	—
TOTAL LIABILITIES	4,234,300	5,245,844
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.001 – authorized: 10,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $.001 – authorized: 300,000,000 shares; 753,577 and 757,660 shares issued and outstanding, respectively (1)	754	757
Capital in excess of par (1)	5,093,567	5,234,732
Retained earnings	10,170,821	8,712,738
TOTAL STOCKHOLDERS’ EQUITY	15,265,142	13,948,227
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,499,442	$19,194,071

(1)	Prior period amounts have been adjusted to reflect the Reverse/Forward Stock Split that became effective on April 30, 2025. Refer to Note 7, Stockholders Equity for further information about the Reverse/Forward Stock Split.

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Years Ended September 28, 2025 and September 29, 2024

	2025	2024
Park revenue	$10,276,919	$9,679,326
Sale of animals	194,656	232,934
Total revenue	$10,471,575	9,912,260

Cost of sales (exclusive of depreciation and amortization)	1,325,860	1,412,678
Selling, general and administrative	6,840,160	6,886,327
Depreciation and amortization	885,996	871,967
Contested proxy and related matters, net	(670,814)	2,040,810
Tornado expenses and write-offs, net	—	(53,755)
Legal settlement	—	75,000
Other operating expenses, net	29,296	62,734
Income (loss) from operations	$2,061,077	(1,383,501)

Other (income), net	(78,573)	(132,948)
Interest expense	219,341	229,244
Income (loss) before income taxes	1,920,309	(1,479,797)

Income tax expense (benefit)	462,226	(385,316)
NET INCOME (LOSS)	$1,458,083	$(1,094,481)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED(1)	$1.93	$(1.45)

Weighted average shares outstanding - basic and diluted(1)	755,740	756,770

(1)	Prior period amounts have been adjusted to reflect the Reverse/Forward Stock Split that became effective on April 30, 2025. Refer to Note 7, Stockholders Equity for further information about the Reverse/Forward Stock Split.

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Fiscal Years Ended September 28, 2025 and September 29, 2024

	Common Stock Issued		Capital in Excess	Retained
	Shares (1)	Amount (1)	of Par (1)	Earnings	Total
Balance at October 1, 2023	755,179	755	5,177,234	9,807,219	14,985,208
Net loss	—	—	—	(1,094,481)	(1,094,481)
Stock-based compensation expense	2,091	2	57,498	—	57,500
Balance at September 29, 2024	757,270	757	5,234,732	8,712,738	13,948,227
Net income	—	—	—	1,458,083	1,458,083
Reverse/Forward Stock Split (2)	(3,693)	(3)	(141,165)	—	(141,168)
Balance at September 28, 2025	753,577	754	5,093,567	10,170,821	15,265,142

(1)	Prior period amounts have been adjusted to reflect the Reverse/Forward Stock Split that became effective on April 30, 2025. Refer to Note 7, Stockholders Equity for further information about the Reverse/Forward Stock Split.
(2)	Cash paid for fractional shares. Refer to Note 7, Stockholders Equity for further information about the Reverse/Forward Stock Split.

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended September 28, 2025 and September 29, 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,458,083	$(1,094,481)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	885,996	871,967
Amortization of debt issuance costs	6,288	48,219
Stock-based compensation	—	57,500
Interest accrued on certificates of deposit	(3,368)	(35,074)
Deferred income taxes	444,913	(388,341)
Loss on disposal of property and equipment, net	29,296	62,734
Change in operating assets and liabilities:
Accounts receivable, net	45,491	(27,612)
Inventories, net	58,845	46,748
Prepaid expenses and other	170,529	162,370
Accounts payable	(1,189,358)	1,202,614
Other current liabilities	201,088	(105,188)
Net cash provided by operating activities	2,107,803	801,456
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of short-term investments	838,442	200,000
Purchases of short-term investments	—	(1,000,000)
Acquisition of property and equipment	(1,276,822)	(906,955)
Proceeds from the disposition of property and equipment	178,308	74,392
Net cash used in investing activities	(260,072)	(1,632,563)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payoff of 2020 Term Loan	(2,389,544)	—
Proceeds from 2025 Term Loan	2,500,000	—
Payments on 2020 Term Loan	—	(503,121)
Payments on 2021 Term Loan	(280,447)	(269,865)
Payments on 2025 Term Loan	(87,756)	—
Payments for 2025 Term Loan debt issuance costs	(60,716)	—
Payment of lines of credit fees	—	(5,000)
Reverse/Forward Stock Split payments of fractional shares	(141,168)	—
Net cash used in financing activities	(459,631)	(777,986)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,388,100	(1,609,093)

CASH AND CASH EQUIVALENTS:
Beginning of period	2,489,294	4,098,387
End of period	$3,877,394	$2,489,294

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$201,729	$187,663
Cash (refunded) for income taxes	$(68,842)	$(338,290)

The accompanying notes are an integral part of these consolidated financial statements.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2025 and September 29, 2024

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

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

Terms that are commonly used in the Company’s Notes to the Consolidated Financial Statements are defined as follows:

●	“2020 Term Loan” – Term loan credit agreement, dated as of April 27, 2020, between the Company and First Financial Bank.

●	“2021 Term Loan” – Term loan credit agreement, dated as of June 18, 2021, between the Company and Synovus Bank.

●	“2025 Term Loan” – Term loan credit agreement, dated as of September 30, 2024, between the Company and Cendera Bank N.A.

●	“Adjusted EBITDA” – Net income (loss) appearing on the Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and other significant items.

●	“Adjusted net income (loss)” – Net income (loss) appearing on the Consolidated Statements of Operations excluding significant non-recurring or non-operational items. Adjusted net income (loss) is also presented on a diluted per share basis.

●	“EPS” – Earnings per share.

●	“Fiscal 2026” – The 52 weeks ending September 27, 2026.

●	“Fiscal 2025” – The 52 weeks ended September 28, 2025.

●	“Fiscal 2024” – The 52 weeks ended September 29, 2024.

●	“GAAP” – Accounting principles generally accepted in the United States.

●	“Reverse/Forward Stock Split” – 1-for-500 reverse stock split immediately followed by 5-for-1 forward stock split effective on April 30, 2025.

●	“SEC” – The United States Securities and Exchange Commission.

In 2005, the Company entered its current business with the purchase of an animal attraction located in Pine Mountain, Georgia. Parks! America is domiciled in the state of Nevada and its headquarters is in Pine Mountain, Georgia. In 2008, the Company adopted its current name “Parks! America” and its current stock symbol “PRKA.”

Prior to and on May 1, 2025, the Company’s common stock traded on the OTC Pink Market. Effective May 2, 2025, the Company’s common stock began and continues to be traded on the OTCQX Market. As a result of the Reverse/Forward Stock Split, effective on April 30, 2025, the Company’s common stock was traded on a post-split basis under the symbol “PRKAD” for 20 trading days, including the effective date, after which it reverted to “PRKA.”

Basis of Presentation

The Consolidated Financial Statements include the accounts of Parks! America, Inc. and its wholly owned subsidiaries (Wild Animal – Georgia, Wild Animal – Missouri and Aggieland Wild Animal – Texas). All intercompany transactions and balances have been eliminated.

The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP. In the opinion of management, all material adjustments are of a normal and recurring nature necessary for a fair presentation of the results have been reflected for the periods presented. In the opinion of management, all disclosures made are adequate to make the information presented not misleading.

Change in Capital Structure

As described fully in Note 7, Stockholders Equity, effective April 30, 2025, the Company effected a 1-for-500 reverse stock split of the shares of the Company’s common stock, followed immediately by a 5-for-1 forward stock split of the shares of the Company’s common stock, herein referred to as the Reverse/Forward Stock Split. All prior period share and per share amounts presented in the Consolidated Financial Statements and accompanying notes, including, but not limited to, shares issued and outstanding, dollar amounts of common stock, capital in excess of par, and earnings/(loss) per share, have been retroactively adjusted for all periods presented in order to reflect this change in capital structure. There were no changes to the total number of authorized shares of common stock or their respective par values per share as a result of this change.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End

The Company’s fiscal year-end is the Sunday closest to September 30. This fiscal calendar aligns the Company’s fiscal periods closely with the seasonality of its business. The period from October through early March is geared towards maintenance and preparation for the next busy season, which typically begins in the latter half of March through early September. The high season typically ends after the Labor Day holiday weekend. The fiscal periods in this report are presented as follows, unless the context otherwise requires:

Fiscal Year	Ended	Weeks
2025	September 28, 2025	52
2024	September 29, 2024	52

Seasonality

The Company’s parks are open year-round and we experience increased seasonal attendance, typically beginning in the latter half of March through early September, and historically have realized a significant portion of our annual park revenue during our third and fourth fiscal quarters. The Company generated approximately 64.0% and 61.4% of our annual park revenue in the third and fourth fiscal quarters of Fiscal 2025 and Fiscal 2024, respectively.

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Use of Estimates

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2025 and September 29, 2024

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with high credit quality financial institutions. The Company considers all highly liquid financial instruments with maturities of three months or less to be cash equivalents. The Company maintains cash and cash equivalents in deposit accounts which may at times exceed federally insured limits. As of September 28, 2025 and September 29, 2024, cash and cash equivalents consisted of cash on deposit and money market accounts.

Short-term Investments

The Company periodically invests in certificates of deposit and classifies its certificates of deposit as cash and cash equivalents or short-term investments and reassesses the appropriateness of the classification of its investments at the end of each reporting period. Certificates of deposit held for investment with an original maturity date greater than three months are carried at amortized cost and reported as short-term investments on the consolidated balance sheets. As of September 28, 2025 the Company had no short-term investments. As of September 29, 2024, the Company had $835,074 in two certificates of deposit, including accrued interest, classified as short-term investments. These certificates of deposit secure lines of credit, as detailed in Note 6, Lines of Credit.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risks. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

Accounts Receivable

The parks are primarily a payment upfront business, therefore, the Company typically carries limited accounts receivable balances. The Company had accounts receivable of $18,293, $63,784 and $36,172 as of September 28, 2025, September 29, 2024 and October 1, 2023, respectively. The accounts receivable balance as of September 29, 2024 includes a receivable in the amount of $50,000 for insurance proceeds from directors and officers insurance as more fully described in Note 3, Contested Proxy and Related Matters.

Inventory

Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. The Company maintains an inventory obsolescence reserve to reduce the carrying value of inventory for items that are slow-moving, excess, or obsolete. The reserve is based on management’s assessment of current inventory levels, historical usage, forecasted demand, and market conditions. Adjustments to the reserve are recorded in cost of goods sold in the period identified. The Company recorded an inventory reserve for obsolescence in the amount of $49,000 as of September 28, 2025 and September 29, 2024, respectively.

Prepaid Expenses

The Company prepays certain expenses primarily due to contractual requirements. Prepaid expenses consisted of the following:

	September 28, 2025	September 29, 2024
Prepaid insurance	$145,144	$272,213
Prepaid income taxes	33,796	118,695
Prepaid advertising and marketing	24,108	—
Other	28,630	5,400
Total prepaid expenses	$231,678	$396,308

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2025 and September 29, 2024

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

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

	September 28, 2025	September 29, 2024	Depreciable Lives
Land	6,260,506	$6,389,470	not applicable
Mineral rights	276,000	276,000	25 years
Ground improvements	3,433,711	3,255,128	7-25 years
Buildings and structures	4,938,115	4,014,706	10-39 years
Animal shelters and habitats	3,766,540	3,532,143	10-39 years
Park animals	1,100,472	1,236,921	5-25 years
Equipment - concession and related	513,616	512,967	3-15 years
Equipment and vehicles - yard and field	713,974	744,538	3-15 years
Vehicles - buses and rental	355,177	307,726	3-5 years
Rides and entertainment	152,156	152,156	5-7 years
Furniture and fixtures	27,160	27,160	5-10 years
Construction in progress	87,319	288,305
Property and equipment, cost	21,624,746	20,737,220
Less: Accumulated depreciation	(6,601,516)	(5,907,608)
Property and equipment, net	$15,023,230	$14,829,612

Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. Depreciation expense for the years ended September 28, 2025 and September 29, 2024 totaled $875,600 and $860,772, respectively.

Intangible Assets

Intangible assets consist primarily of a site master plan, website domains and tradename registrations, which are record at cost of $68,803 and amortized over their estimated useful lives ranging from three years to ten years. Amortization expense was $10,396 and $11,195 for the years ended September 28, 2025 and September 29, 2024, respectively. Accumulated amortization was $46,141 and $35,745 as of September 28, 2025 and September 29, 2024.

Scheduled future amortization of intangible assets is as follows as of September 28, 2025:

Fiscal years ending
2026	$10,396
2027	2,405
2028	2,405
2029	2,405
2030	2,405
Thereafter	2,646
Total	$22,662

Impairment of Property and Equipment

Property and equipment are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is assessed at the individual park level which is the lowest level of identifiable cash flows and the Company considers the estimated undiscounted cash flows over the asset’s remaining life. If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the difference between the estimated fair value of the asset and its carrying value, net of salvage and any costs of disposition. During Fiscal 2025 and Fiscal 2024, the Company recognized no impairment for property and equipment of the individual park locations.

Fair Value

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

Assets and liabilities recognized or disclosed at fair value on a recurring basis include our term debt. As of September 29, 2024, the fair value of the Company’s short-term investments approximated their carrying values given their remaining duration was 45 days or less. As of September 28, 2025 and September 29, 2024, the fair value of the Company’s long-term debt was $3.21 million and $3.24 million, respectively. The measurement of the fair value of long-term debt is based upon inquiries of the financial institutions holding the respective loans and is considered a Level 2 fair value measurement. The respective carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

Other Current Liabilities

Other current liabilities consisted of the following:

	September 28, 2025	September 29, 2024
Accrued compensation	$178,128	$145,726
Accrued professional fees	155,800	75,499
Deferred revenue	149,286	115,950
Accrued property taxes	106,688	67,751
Accrued sales taxes	42,115	32,866
Accrued interest	13,360	2,382
Other	21,866	25,981
Other current liabilities	$667,243	$466,155

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2025 and September 29, 2024

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenue from park admission fees is recognized at the point in time control transfers to the customer, which is generally when the customer accepts access to the park and the Company is entitled to payment. Park admission revenue for annual season passes is deferred and recognized as revenue on a pro-rata basis over the term of the season pass. Park admission fee revenue from advance online ticket purchases is deferred until the customers visit the park. Advance online tickets can generally be used anytime during the one-year period from the date of purchase. Revenue from retail and concession sales is generally recognized upon the concurrent receipt of payment and delivery of goods to the customer. The Company excludes taxes assessed by governmental agencies from revenue, including sales-related taxes, that are imposed on and concurrent with revenue-producing activities.

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. Deferred revenue consists of advance online admission tickets and annual season passes paid by customers prior to performance of these services or transfer of control of the product. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer reported in Other current liabilities in the Consolidated Balance Sheets and amounts recognized through Park revenue for each period presented. All deferred revenue as of September 28, 2025 is expected to be recognized in Park revenue during Fiscal 2026 as customers visit the parks or the one-year period expires from date of purchase.

	Fiscal 2025	Fiscal 2024
Deferred revenue beginning of period	$115,950	$143,511
Deferred revenue recognized in period	(115,950)	(143,511)
Revenue deferred in period	149,286	115,950
Deferred revenue end of period	$149,286	$115,950

Animal sales are reported as a separate revenue line item. The Company periodically sells surplus animals created from the natural breeding process that occurs within the parks. Animal sales are recognized at a point in time when control transfers to the customer, which is generally determined when title, ownership and risk of loss pass to the customer, all of which generally occurs upon delivery of the animal. Based on the Company’s assessment of control indicators, sales are recognized when animals are delivered to the customer.

The Company provides disaggregation of revenue based on geography in Note 12, Business Segments as it believes this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Cost of Sales

Cost of sales are comprised principally of costs of animal food sold resale to customers to feed the animals in the drive-through safari and cost of non-resale animal food, costs of gift shop merchandise, food service and concessions, freight and delivery costs and cost of purchased animals sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised principally of payroll and benefit costs, advertising and marketing costs, insurance, professional fees, transaction processing fees, utilities, outside services, vehicle expenses, park maintenance, animal expenses and other administrative expenses.

Advertising and Marketing Expenses

Production costs for outdoor billboards are expensed in the month they are completed. All other advertising, promotion and marketing programs are expensed as incurred. Certain prepaid costs incurred through year end for the following fiscal year advertising programs are included within “Prepaid expenses” in the Consolidated Balance Sheet. Advertising and marketing expenses for the years ended September 28, 2025 and September 29, 2024 totaled $875,320 and $875,977, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period associated with the grant. The Company previously awarded shares to its Board of Directors for service on the Board which vested immediately. The shares issued to the Board were “restricted” and were not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company recognizes the expense based on the fair market value at time of the grant. The Company typically awarded its annual Director compensation at the end of each calendar year. There were no outstanding awards as of September 28, 2025 and September 29, 2024.

Transactions with Related Parties

The Company’s Board of Directors closely monitors and approves transactions with related parties.

A portion of the Company’s long-term debt is secured by a cash collateral reserve of $2.5 million established by Focused Compounding. See Note 5, Long-term Debt. As of September 28, 2025, Focused Compounding owned 41.27% of the outstanding common stock of the Company. Focused Compounding is controlled by Geoffrey Gannon and Andrew Kuhn, who are each on the Company’s Board of Directors and Mr. Gannon serves as the Company’s President.

On September 4, 2025, Wild Animal – Georgia sold approximately 50 acres of land not used in the park operations to a management employee of the Georgia Park. The real estate purchase agreement provided for arms-length terms and conditions, as well as a condition that the land will be used for a single-family residence and the purchaser will not operate any business on the property that would compete with the operations of the Company. The Company recognized a gain on the sale in the amount of $15,774. The gain is included within Other operating expenses, net in the accompanying Consolidated Statement of Operations.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2025 and September 29, 2024

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using the enacted tax rates and laws. Management periodically reviews the Company’s deferred tax assets to determine whether their value can be realized based on available evidence. A valuation allowance is established when management believes it is more likely than not that such tax benefits will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change.

The Company follows the guidance in FASB ASC 740 with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of September 28, 2025 or September 29, 2024.

Earnings (Loss) per share

The numerator for both basic and diluted EPS is net income (loss) attributable to the Company. The denominator for basic EPS is based upon the number of weighted average shares of the Company’s stock outstanding during the reporting periods. The denominator for diluted EPS is based upon the number of weighted average shares of the Company’s common stock and common shares equivalent outstanding during the reporting periods using the treasury stock method in accordance with ASC 260, Earnings per Share.

The following table summarizes the components of basic and diluted EPS:

	Fiscal 2025	Fiscal 2024
Net income (loss)	$1,458,083	$(1,094,481)
Basic weighted average shares outstanding	755,740	756,770
Diluted weighted average shares outstanding	755,740	756,770
Earnings (loss) per share
Basic	$1.93	$(1.45)
Diluted	$1.93	$(1.45)

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker that are included within each reported measure of segment profit or loss, and requires all annual disclosures currently required by Topic 280 to be included in interim periods. ASU No. 2023-07 is to be applied retrospectively for all periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the fiscal year ended September 28, 2025. See Note 12, Segment Reporting.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

September 28, 2025 and September 29, 2024

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

The Company engaged legal counsel specializing in activist stockholder matters, as well as several other consultants, during this proxy contest. Contested proxy and related matters, net was a credit of $670,814 for the year ended September 28, 2025 compared to contested proxy and related matters expense, net of $2.04 million for the year ended September 29, 2024. The $670,814 credit for the year ended September 28, 2025 included $567,157 of insurance proceeds received under the Company’s directors and officers insurance related to this matter. These proceeds were used to pay certain legal bills associated with the contested proxy and related matters. In addition, a credit of $103,657 was recognized from the reversal of previously accrued contested proxy legal fees that were waived as part of the full settlement of outstanding invoices.

NOTE 4. TORNADO EXPENSES AND ASSET WRITE-OFFS

In March 2023, the Company’s Georgia Park experienced extensive damage, caused by an EF-3 tornado and over nine inches of rain, resulting in more than 4,500 fallen trees and damage to many of the animal enclosures, fencing and other park infrastructure. The walkabout adventure zoo portion of the property was particularly hard hit. The Georgia Park was closed for 20 days, including for most of its traditionally busy Spring Break period, which has historically accounted for approximately 10%-15% of the Georgia Park’s annual revenue. The drive-through safari section of the Georgia Park reopened on April 15, 2023. The walkabout adventure zoo portion of the park reopened in phases, starting with the first phase on May 2, 2023.

As part of the severe weather and tornado damage rebuilding projects, the Company completed capital expenditures of approximately $60,000 and incurred approximately $197,000 for construction in progress of the restroom facility replacement during the year ended September 29, 2024. The Company incurred approximately $594,000 of additional capital expenditures to complete the restroom facility replacement during the year ended September 28, 2025. The restroom facility was placed in service in February 2025 right before the start of the busy Spring Break period.

While no severe weather and tornado related expenses or asset write-offs were recorded during the year ended September 29, 2024, the Company received the final insurance proceeds of $53,755.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2025 and September 29, 2024

NOTE 5. LONG-TERM DEBT

On June 18, 2021, through our wholly owned subsidiary Wild Animal – Georgia, we completed a refinancing transaction with Synovus Bank. The 2021 Term Loan included an original principal amount of $1.95 million. The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. We paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was $0.83 million and $1.11 million as of September 28, 2025 and September 29, 2024, respectively.

On April 27, 2020, through our wholly owned subsidiary Aggieland-Parks Inc., we acquired Aggieland Wild Animal – Texas. In part, this acquisition was financed with the 2020 Term Loan from First Financial Bank (“First Financial”). The 2020 Term Loan in the original principal amount of $5.0 million from First Financial is secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan had an interest rate of 5.0% per annum, had a maturity date of April 27, 2031, and required interest only monthly payments through April 2021. The 2020 Term Loan required monthly payments of approximately $53,213 beginning in May 2021. We paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the incremental proceeds of the 2021 Term Loan, combined with additional funds, to pay down $1.0 million against the 2020 Term Loan, which had an outstanding balance of $2.39 million as of September 29, 2024. On September 30, 2024, the 2020 Term Loan with First Financial was fully paid off with the proceeds of the 2025 Term Loan.

On September 30, 2024, Aggieland-Parks, Inc. completed a refinancing transaction for the 2025 Term Loan with Cendera Bank N.A. The 2025 Term Loan provided an original principal amount of $2.5 million, the proceeds of which were used to repay all the indebtedness under the 2020 Term Loan and bears interest at a daily adjusted rate equal to the Prime Rate minus 0.5%. The initial interest rate was 7.25%. As of September 28, 2025 the effective interest rate was at 6.75%. The 2025 Term Loan has a term of 10 years, with a 15-year amortization, and a balloon payment of the outstanding principal balance due September 30, 2034. The initial monthly loan payment was $23,200 and has been reduced with the decrease in the effective interest rate to $22,277 as of September 28, 2025. Aggieland-Parks, Inc., paid approximately $60,716 of fees and expenses in connection with the 2025 Term Loan. The outstanding balance of the 2025 Term Loan was $2.41 million as of September 28, 2025.

The 2025 Term Loan is secured by substantially all the assets of Aggieland-Parks, Inc., as well as a cash collateral reserve of $2.5 million established by Focused Compounding Fund, LP, with Cendera Bank N.A. Geoffrey Gannon and Andrew Kuhn control Focused Compounding Fund, LP, and each serves on the Board of the Company, and Mr. Gannon serves as the Company’s President. Focused Compounding did not receive a fee or any other benefit in connection with establishing the above-described cash collateral reserve. See Note 5, Long-term Debt to the Consolidated Financial Statements.

Interest expense of $219,341 and $229,244 for the years ended September 28, 2025 and September 29, 2024, respectively, includes amortization of debt issuance costs of $6,072 and $48,219, respectively. Amortization of debt issuance costs for the year ended September 29, 2024 includes $37,331 attributed to the write off of the unamortized balance of the 2020 Term Loan debt issuance costs and $5,000 of line-of-credit fee amortization.

The following table represents the aggregate of the Company’s outstanding long-term debt:

	September 28, 2025	September 29, 2024
Loan principal outstanding	$3,240,788	$3,498,535
Less: unamortized debt issuance costs	(55,240)	(812)
Gross long-term debt	3,185,548	3,497,723
Less current portion of long-term debt	(397,830)	(809,892)
Long-term debt, net	$2,787,718	$2,687,831

As of September 28, 2025, the scheduled future principal maturities, by fiscal year, are as follows:

Fiscal years ending
2026	$397,830
2027	415,605
2028	355,250
2029	129,526
2030	138,674
Thereafter	1,803,903
Total	$3,240,788

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2025 and September 29, 2024

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

As of September 29, 2024 and through their respective maturities, the Company had not made any borrowings against either of these lines of credit. Interest expense for the years ended September 28, 2025 and September 29, 2024, includes none and $5,000 of line of credit fee amortization, respectively.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

At the annual shareholder meeting held on March 7, 2025, the stockholders voted to approve the amendments to the Company’s Articles of Incorporation to effect a 1 for 500 reverse stock split of the Company’s common stock followed immediately by an amendment to the Company’s Restated Articles of Incorporation to effect a 5 for 1 forward stock split of the Company’s Common Stock, herein referred to as the Reverse/Forward Stock Split.

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

No fractional shares were issued in connection with the Reverse/Forward Stock Split. Instead, the Company paid cash (without interest) to any stockholder who would be entitled to receive a fractional share as a result of the Reverse/Forward Stock Split as follows:

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

Stock-based compensation

Shares of common stock issued for service to the Company are valued based on market price on the date of the award and vest immediately.

On December 4, 2023, the Company declared its annual compensation award to seven directors for their service on the Board of Directors. Seven directors were awarded $10,000 each and three directors received a total of $10,000 for serving as committee chairpersons and as a non-employee officer, with such compensation to be paid all in shares of the Company’s common stock, all in cash or a combination thereof, at each director’s election. Five directors elected to receive compensation in all shares and two directors elected to receive compensation in all cash. Based on the closing stock price on December 4, 2023, a total of 2,091 shares were issued and immediately vested on February 2, 2024. The total compensation award cost of $80,000, comprised of $57,500 in stock-based compensation and $22,500 of cash payments, was recorded for the year ended September 29, 2024. These costs are included within Selling, general and administrative expenses in the Consolidated Statements of Operations.

Officers, directors and their controlled entities own approximately 42.36% of the outstanding common stock of the Company as of September 28, 2025.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2025 and September 29, 2024

NOTE 8. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Loan Guarantee by Focused Compounding

The 2025 Term Loan with Cendera Bank is secured by substantially all the assets of Aggieland-Parks, Inc., as well as a cash collateral reserve of $2.5 million established by Focused Compounding. See Note 5, Long Term Debt for additional information regarding the 2025 Term Loan. As of September 28, 2025, Focused Compounding owned 41.27% of the outstanding common stock of the Company. Focused Compounding is controlled by Geoffrey Gannon and Andrew Kuhn, who are each on the Company’s Board of Directors and Mr. Gannon serves as the Company’s President.

Land Sale

On September 4, 2025, Wild Animal – Georgia sold approximately 50 acres of land not used in the park operations to a management employee of the Georgia Park. The real estate purchase agreement provided for arms-length terms and conditions, as well as a condition that the land will be used for a single-family residence and the purchaser will not operate any business on the property that would compete with the operations of the Company. The Company recognized a gain on the sale in the amount of $15,774. The gain is included within Other operating expenses, net in the accompanying Consolidated Statement of Operations.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2025

NOTE 9. INCOME TAXES

The Company reported income (loss) before income taxes in the amount of $1,920,309 and $(1,479,797) for the year ended September 28, 2025 and September 29, 2024, respectively.

The components of the provision for (benefit from) income taxes consisted of the following:

	For the year ended
	September 28, 2025	September 29, 2024
Current:
Federal	$5,658	$(1,610)
State	11,655	4,635
Total current	17,313	3,025

Deferred:
Federal	370,402	(290,287)
State	74,511	(98,054)
Total deferred	444,913	(388,341)
Total provision (benefit)	$462,226	$(385,316)

A reconciliation of the federal corporate income tax rate and the effective tax rate on income (loss) before income taxes consists of the following:

	For the year ended
	September 28, 2025	September 29, 2024
Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	4.3	4.3
Non-deductible expenses	0.1	(0.1)
Permanent differences	(0.5)	—
Change in valuation allowance	(0.8)	0.7
Other	—	0.1
Effective income tax rate	24.1%	26.0%

Deferred tax assets and liabilities arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss carryforwards for tax purposes. The components of deferred income tax assets and liabilities are as follows:

	September 28, 2025	September 29, 2024
Deferred tax assets (liabilities)
Net operating loss carryforwards	$1,314,603	$1,388,557
Accrued liabilities	40,809	266,269
Inventory	11,711	—
Property and equipment	(1,571,584)	(1,397,861)
Intangibles assets	(267)	(2,434)
Valuation allowance	(84,173)	(98,519)
Net deferred tax (liability) asset	$(288,901)	$156,012

GAAP requires a valuation allowance be recorded against a deferred tax asset (liability) if it is more likely than not that the tax benefit associated with the asset will not be realized in the future. As shown in the table above, the Company had a valuation allowance of $84,173 and $98,519 as of September 28, 2025 and September 29, 2024, respectively. This valuation allowance is based on the Company’s State of Missouri net operating loss carryforwards totaling $2.66 million as of September 28, 2025, which expire in varying amounts from 2030 through 2045. While significantly improved during the year ended September 28, 2025, due to the Company’s history of losses in the State of Missouri, the Company has established a full valuation allowance against the related net operating loss carryforward asset as of September 28, 2025 and September 29, 2024, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2025 and September 29, 2024

NOTE 9. INCOME TAXES (CONTINUED)

The Company had net operating loss carryforwards available for federal and State of Georgia tax purposes of $5.64 million and $1.10 million, respectively, as of September 28, 2025. Each of these has an indefinite carryforward period; however, each is limited to offset 80% of taxable income any period applied.

The Company follows guidance issued by the FASB ASC 740 with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate its unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of September 28, 2025 and September 29, 2024.

The Company and one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is open to federal and state tax audits until the applicable statute of limitations expire; however, the Company currently has no federal or state income tax examinations underway. The tax years 2021 through 2024 remain open to examination by the major taxing jurisdictions in which the Company and its subsidiaries operate.

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

On March 1, 2024, Focused Compounding Fund, LP (“Focused Compounding”) filed a Complaint in the Eighth Judicial District Court of Clark County, Nevada (case no. A-24-888295-B) against the Company and each of the members of its Board of Directors, alleging that the defendants were contemplating efforts to entrench themselves as members of the Board of Directors. Simultaneously with filing its Complaint, Focused Compounding sought a Preliminary Injunction that would require the Company and its Directors to take various actions. On June 20, 2024, Focused Compounding, the Company and the named defendants agreed to a stipulation dismissing with prejudice any and all claims by and between the parties outlined in the initial Complaint in light of the results of the Company’s annual meeting of stockholders held on June 6, 2024. See Note 3, Contested Proxy and Related Matters for additional information.

Except as noted above, the Company is not a party to any pending legal proceedings, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of its business. None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to its business or has a material interest adverse to its business.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2025

NOTE 11. MAJOR VENDORS

The Company has two major vendors, exclusive to the Georgia Park, that accounted for approximately 24.8% of cost of sales for the year end September 28, 2025. The Company had one major vendor, exclusive to the Georgia Park, that accounted for approximately 10.2% of cost of sales for the year ended September 29, 2024. The Company expects to maintain relationship with these vendors but would have replacements available if ties to these two suppliers were discontinued.

NOTE 12. BUSINESS SEGMENTS

The Company identifies our operating segments to be the individual parks: Georgia Park, Missouri Park and Texas Park and operates in three reportable segments.

Management reviews operating results, evaluates performance and makes operating decisions, including allocating resources, on a park-by-park basis. Discrete financial information and operating results are prepared at the individual park level for use by the President and Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”) of the Company. The CODM uses segment operating income/(loss), defined as park earnings before interest, taxes, depreciation and amortization, and free cash flow as the reportable segment profitability measure to assess performance and allocate resources.

Significant segment expenses are expenses which are regularly provided to the CODM and are included in segment operating income/(loss). These consist of segment cost of animal food, merchandise and food, other revenue driven costs, personnel costs, advertising and marketing and all other segment expenses. Segment cost of sales includes cost of animal feed and cost of gift shop merchandise, food and concessions. Other revenue driven costs include credit card fees and other revenue processing fees. Personnel costs include fixed and variable wages, benefits costs and employer payroll taxes. Other segment expenses include animal expenses, park and vehicle maintenance, insurance, utilities, outside services, operating supplies and other miscellaneous expenses. The Company does not allocate corporate expenses to our segments.

The following tables set forth, for the periods indicated, certain segment information the Company’s reportable segments:

	Fiscal Year Ended September 28, 2025
	Georgia Park	Missouri Park	Texas Park	Consolidated
Total revenue	$5,917,423	$2,189,656	$2,364,496	$10,471,575
Less significant expense categories (1):
Cost of animal food, merchandise and food	789,293	232,363	304,204	1,325,860
Other revenue driven costs (2)	115,195	43,081	47,492	205,768
Personnel costs (3)	1,377,831	726,050	688,096	2,791,977
Advertising and marketing	301,687	240,204	333,429	875,320
Other segment expenses (4)	1,077,753	372,367	453,578	1,903,698
Segment income	$2,255,664	$575,591	$537,697	$3,368,952
Segment operating income as percentage of total revenue	38.1%	26.3%	22.7%	32.2%

	Fiscal Year Ended September 29, 2024
	Georgia Park	Missouri Park	Texas Park	Consolidated
Total revenue	$5,960,259	$2,036,280	$1,915,721	$9,912,260
Less significant expense categories (1):
Cost of animal food, merchandise and food	747,473	276,729	388,476	1,412,678
Other revenue driven costs (2)	158,815	46,632	46,729	252,176
Personnel costs (3)	1,328,979	659,088	653,428	2,641,495
Advertising and marketing	340,586	225,087	310,304	875,977
Other segment expenses (4)	1,089,527	371,525	443,863	1,904,915
Segment income	$2,294,879	$457,219	$72,921	$2,825,019
Segment operating income as percentage of total revenue	38.5%	22.5%	3.8%	28.5%

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other revenue driven costs include credit card fees and other revenue processing costs driven by sales volume.
(3)	Personnel costs include fixed and variable wages, benefits and employer taxes.
(4)	Other segment expenses include all other operating expenses, including animal expenses, park and vehicle maintenance, insurance, utilities, outside services, operating supplies and other miscellaneous expenses.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2025 and September 29, 2024

NOTE 12. BUSINESS SEGMENTS (CONTINUED)

The table below sets forth, for the periods indicated, a reconciliation of reporting consolidated segment income to Income before income taxes:

	Fiscal Years Ended
	September 28, 2025	September 29, 2024
Consolidated segment income	$3,368,952	$2,825,019
Less:
Unallocated corporate expenses (1)	1,063,397	1,211,764
Depreciation and amortization	885,996	871,967
Contested proxy and related matters, net	(670,814)	2,040,810
Tornado expenses and write-offs, net	—	(53,755)
Legal settlement	—	75,000
Other operating expenses, net	29,296	62,734
Other (income), net	(78,573)	(132,948)
Interest expense	219,341	229,244
Income (loss) before income taxes	$1,920,309	$(1,479,797)

(1)	Unallocated corporate expenses include corporate personnel costs, director fees and compensation, directors and officers insurance, computer software and services, professional fees and public company related expenses.

Additional Segment Data

	Fiscal Years Ended
	September 28, 2025	September 29, 2024
Depreciation and amortization:
Georgia Park	$396,987	$357,522
Missouri Park	218,429	231,734
Texas Park	268,923	281,055
Corporate	1,657	1,656
Total depreciation and amortization	$885,996	$871,967

	Fiscal Years Ended
	September 28, 2025	September 29, 2024
Capital expenditures:
Georgia Park	$1,038,800	$593,515
Missouri Park	116,538	100,428
Texas Park	121,484	213,012
Total capital expenditures	$1,276,822	$906,955

	As of
	September 28, 2025	September 29, 2024
Total assets:
Georgia Park	$8,043,972	$7,520,918
Missouri Park	3,299,882	3,399,324
Texas Park	8,135,982	7,812,661
Corporate	19,606	461,168
Total assets	$19,499,442	$19,194,071

