Form 10-Q
period 2025-12-28
PARKS AMERICA, INC
filed 2026-02-06
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2025

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 4, 2026, the issuer had 753,577 outstanding shares of Common Stock.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PRKA	OTCQX

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 28, 2025	September 28, 2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,421,972	$3,877,394
Accounts receivable, net	10,569	18,293
Inventories, net	312,763	313,556
Prepaid expenses	312,127	231,678
Total current assets	4,057,431	4,440,921
Property and equipment, net	15,118,398	15,023,230
Intangible assets, net	20,012	22,615
Other assets	12,676	12,676
TOTAL ASSETS	$19,208,517	$19,499,442
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$101,784	$92,608
Other current liabilities	499,519	667,243
Current portion of long-term debt	406,145	397,830
Total current liabilities	1,007,448	1,157,681
Long-term debt, net	2,683,087	2,787,718
Deferred tax liability, net	288,901	288,901
TOTAL LIABILITIES	3,979,436	4,234,300
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.001 – authorized: 10,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $.001 – authorized: 300,000,000 shares; 753,577 and 753,577 shares issued and outstanding, respectively	754	754
Additional paid-in capital	5,093,567	5,093,567
Retained earnings	10,134,760	10,170,821
TOTAL STOCKHOLDERS’ EQUITY	15,229,081	15,265,142
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,208,517	$19,499,442

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended
	December 28, 2025	December 29, 2024
Park revenue	$2,074,410	$1,719,030
Sale of animals	18,988	51,428
Total revenue	2,093,398	1,770,458

Cost of sales (exclusive of depreciation and amortization)	275,975	251,662
Selling, general and administrative	1,628,016	1,556,429
Depreciation and amortization	211,081	208,548
Contested proxy and related matters, net	—	(567,157)
Other operating (income), net	(2,791)	(52)
(Loss) income from operations	(18,883)	321,028

Other (income), net	(22,074)	(13,382)
Interest expense	48,752	57,469
(Loss) income before income taxes	(45,561)	276,941

Income tax (benefit) expense	(9,500)	83,900
NET (LOSS) INCOME	$(36,061)	$193,041

NET (LOSS) INCOME PER COMMON SHARE - BASIC AND DILUTED	$(0.05)	$0.25

Weighted average shares outstanding - basic and diluted (1)	753,577	757,270

(1)	Prior period amounts have been adjusted to reflect the Reverse Forward Stock Split that became effective on April 30, 2025. Refer to Note 6, Stockholders Equity for further information about the Reverse Forward Stock Split.

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the 13 weeks ended December 28, 2025

(Unaudited)

	Common Stock Issued		Additional	Retained
	Shares (1)	Amount (1)	Paid-In Capital (1)	Earnings	Total
Balance at September 28, 2025	753,577	754	5,093,567	10,170,821	15,265,142
Net loss	—	—	—	(36,061)	(36,061)
Balance at December 28, 2025	753,577	754	5,093,567	10,134,760	15,229,081

For the 13 weeks ended December 29, 2024

(Unaudited)

	Common Stock Issued		Additional	Retained
	Shares (1)	Amount (1)	Paid-In Capital (1)	Earnings	Total
Balance at September 29, 2024	757,270	757	5,234,732	8,712,738	13,948,227
Net income	—	—	—	193,041	193,041
Balance at December 29, 2024	757,270	757	5,234,732	8,905,779	14,141,268

(1)	Prior period amounts have been adjusted to reflect the Reverse Forward Stock Split that became effective on April 30, 2025. Refer to Note 6, Stockholders Equity for further information about the Reverse Forward Stock Split.

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
	December 28, 2025	December 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(36,061)	$193,041
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	211,081	208,548
Amortization of debt issuance costs	1,572	1,572
Interest accrued on certificates of deposit	—	(3,368)
Deferred income taxes	—	83,900
(Gain) on disposal of property and equipment, net	(2,791)	(52)
Change in assets and liabilities:
Accounts receivable, net	7,724	22,458
Inventories, net	793	29,485
Prepaid expenses and other	(80,449)	63,550
Accounts payable	9,176	(617,040)
Other current liabilities	(167,724)	(36,891)
Net cash used in operating activities	(56,679)	(54,797)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of certificates of deposit, including interest	—	838,442
Acquisition of property and equipment	(304,853)	(601,476)
Proceeds from the disposition of property and equipment	3,998	24,000
Net cash (used in) provided by investing activities	(300,855)	260,966
CASH FLOWS FROM FINANCING ACTIVITIES:
Payoff of 2020 Term Loan	—	(2,389,571)
Proceeds from 2025 Term Loan	—	2,500,000
Payments on 2020 Term Loan	—	(69,144)
Payments on 2021 Term Loan	(71,806)	(14,810)
Payments on 2025 Term Loan	(26,082)	(60,736)
Net cash used in financing activities	(97,888)	(34,261)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(455,422)	171,908

CASH AND CASH EQUIVALENTS:
Beginning of period	3,877,394	2,489,294
End of period	$3,421,972	$2,661,202

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$48,730	$44,432

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Parks! America, Inc. (“Parks!” or the “Company”) owns and operates, through wholly owned subsidiaries, three regional safari parks and is in the business of acquiring, developing and operating local and regional entertainment assets and attractions in the United States. The Company’s wholly owned subsidiaries are Wild Animal Safari, Inc., a Georgia corporation (“Wild Animal – Georgia”), Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”), and Aggieland-Parks, Inc., a Texas corporation (“Aggieland Wild Animal – Texas”). Wild Animal – Georgia owns and operates the Wild Animal Safari Pine Mountain located in Pine Mountain, Georgia (the “Georgia Park”). Wild Animal – Missouri owns and operates the Wild Animal Safari Springfield located in Strafford, Missouri (the “Missouri Park”). Aggieland Wild Animal – Texas owns and operates the Aggieland Safari located near Bryan/College Station, Texas (the “Texas Park”).

Terms that are commonly used in the Company’s Notes to the Consolidated Financial Statements (Unaudited) are defined as follows:

●	“2020 Term Loan” – Term loan credit agreement, dated as of April 27, 2020, between the Company and First Financial Bank.

●	“2021 Term Loan” – Term loan credit agreement, dated as of June 18, 2021, between the Company and Synovus Bank.

●	“2025 Term Loan” – Term loan credit agreement, dated as of September 30, 2024, between the Company and Cendera Bank N.A.

●	“Adjusted EBITDA” – Net income (loss) appearing on the Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and other significant items.

●	“Adjusted net income (loss)” – Net income (loss) appearing on the Consolidated Statements of Operations excluding significant non-recurring or non-operational items. Adjusted net income (loss) is also presented on a diluted per share basis.

●	“EPS” – Earnings per share.

●	“Fiscal 2027” – The 53 weeks ending October 3, 2027.

●	“Fiscal 2026” – The 52 weeks ending September 27, 2026.

●	“Fiscal 2025” – The 52 weeks ended September 28, 2025.

●	“Fiscal 2024” – The 52 weeks ended September 29, 2024.

●	“GAAP” – Accounting principles generally accepted in the United States.

●	“Reverse Forward Stock Split” – 1-for-500 reverse stock split immediately followed by 5-for-1 forward stock split effective on April 30, 2025.

●	“SEC” – The United States Securities and Exchange Commission.

In 2005, the Company entered its current business with the purchase of an animal attraction located in Pine Mountain, Georgia. Parks! America is domiciled in the state of Nevada and its headquarters is in Pine Mountain, Georgia. In 2008, the Company adopted its current name “Parks! America, Inc.” and its current stock symbol “PRKA.”

Prior to and on May 1, 2025, the Company’s common stock traded on the OTC Pink market. Effective May 2, 2025, the Company’s common stock is traded on the OTCQX market. As a result of the Reverse Forward Stock Split, effective on April 30, 2025, the Company’s common stock was traded on a post-split basis under the symbol “PRKAD” for 20 trading days, including the effective date, after which it reverted to “PRKA.”

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Fiscal Year	Ended	Weeks
2026	September 27, 2026	52
2025	September 28, 2025	52

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

Basis of Presentation

The accompanying Consolidated Financial Statements (Unaudited) include the accounts of the Company and its wholly owned subsidiaries (Wild Animal – Georgia, Wild Animal – Missouri and Aggieland Wild Animal – Texas). All intercompany transactions and balances have been eliminated in the consolidation.

The accompanying Consolidated Financial Statements (Unaudited) are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. Interim results are not necessarily indicative of the results for a full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2025 filed with the United States Securities and Exchange Commission (“SEC”) on December 12, 2025.

Change in Capital Structure

As described fully in Note 6, Stockholders Equity, effective April 30, 2025, the Company effected a 1-for-500 reverse stock split of the shares of the Company’s common stock, followed immediately by a 5-for-1 forward stock split of the shares of the Company’s common stock, herein referred to as the “Reverse Forward Stock Split.” All prior period share and per share amounts presented in the Consolidated Financial Statements (Unaudited) and accompanying notes, including, but not limited to, shares issued and outstanding, dollar amounts of common stock, additional paid-in capital, and earnings/(loss) per share, have been retroactively adjusted for all periods presented in order to reflect this change in capital structure. There were no changes to the total number of authorized shares of common stock or their respective par values per share as a result of this change.

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with high credit quality financial institutions. The Company considers all highly liquid financial instruments with maturities of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash on deposit and money market accounts as of December 28, 2025 and September 28, 2025, respectively.

Short-term Investments

The Company periodically invests in certificates of deposit and classifies its certificates of deposit as cash and cash equivalents or short-term investments and reassesses the appropriateness of the classification of its investments at the end of each reporting period. Certificates of deposit held for investment with an original maturity date greater than three months are carried at amortized cost and reported as short-term investments on the consolidated balance sheets. As of December 28, 2025 and September 28, 2025, the Company had no short-term investments.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risks. The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits.

Accounts Receivable

The parks are primarily a payment upfront business, therefore, the Company typically carries limited accounts receivable balances. The Company had accounts receivable of $10,569, $18,293 and $63,784 as of December 28, 2025, September 28, 2025 and September 29, 2024, respectively. The accounts receivable balance as of September 29, 2024 includes a receivable in the amount of $50,000 for insurance proceeds from directors and officers insurance as more fully described in Note 3, Contested Proxy and Related Matters.

Inventory

Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. The Company maintains an inventory obsolescence reserve to reduce the carrying value of inventory for items that are slow-moving, excess, or obsolete. The reserve is based on management’s assessment of current inventory levels and historical usage. Adjustments to the reserve are recorded in cost of goods sold in the period identified. The Company recorded an inventory reserve for obsolescence in the amount of $49,000 as of December 28, 2025 and September 28, 2025, respectively.

Prepaid Expenses

The Company prepays certain expenses primarily due to contractual requirements. Prepaid expenses consisted of the following:

	December 28, 2025	September 28, 2025
Prepaid insurance	$186,331	$145,144
Prepaid income taxes	43,296	33,796
Prepaid advertising and marketing	29,933	24,108
Other	52,567	28,630
Total prepaid expenses	$312,127	$231,678

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	December 28, 2025	September 28, 2025	Depreciable Lives
Land	6,260,506	$6,260,506	not applicable
Mineral rights	276,000	276,000	25 years
Ground improvements	3,589,589	3,433,711	7-25 years
Buildings and structures	5,053,938	4,938,115	10-39 years
Animal shelters and habitats	3,782,751	3,766,540	10-39 years
Park animals	1,100,910	1,100,472	5-25 years
Equipment - concession and related	508,320	513,616	3-15 years
Equipment and vehicles - yard and field	725,033	713,974	3-15 years
Vehicles - buses and rental	355,177	355,177	3-5 years
Rides and entertainment	152,156	152,156	5-7 years
Furniture and fixtures	41,634	27,160	5-10 years
Construction in progress	69,610	87,319
Property and equipment, cost	21,915,624	21,624,746
Less: Accumulated depreciation	(6,797,226)	(6,601,516)
Property and equipment, net	$15,118,398	$15,023,230

Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. Depreciation expense was $208,478 and $205,545 for the 13 weeks ended December 28, 2025 and December 29, 2024, respectively.

Intangible Assets

Intangible assets consist primarily of a site master plan, website domains and tradename registrations, which are recorded at cost of $68,803 and amortized over their estimated useful lives ranging from three years to ten years. Amortization expense was $2,603 and $3,003 for the 13 weeks ended December 28, 2025 and December 29, 2024, respectively. Accumulated amortization was $48,791 and $46,188 as of December 28, 2025 and September 28, 2025, respectively.

Scheduled future amortization of intangible assets is as follows as of December 28, 2025:

Fiscal years ending
2026 remaining	$7,793
2027	2,405
2028	2,405
2029	2,405
2030	2,405
Thereafter	2,599
Total	$20,012

Impairment of Property and Equipment

Property and equipment are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is assessed at the individual park level which is the lowest level of identifiable cash flows and the Company considers the estimated undiscounted cash flows over the asset’s remaining life. If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the difference between the estimated fair value of the asset and its carrying value, net of salvage and any costs of disposition. The Company recognized no impairment for property and equipment of the individual park locations during the 13 weeks ended December 28, 2025 and December 29, 2024, respectively.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Assets and liabilities recognized or disclosed at fair value on a recurring basis include our term debt. As of December 28, 2025 and September 28, 2025, the fair value of the Company’s long-term debt was $3.15 million and $3.24 million, respectively. The measurement of the fair value of long-term debt is based upon inquiries of the financial institutions holding the respective loans and is considered a Level 2 fair value measurement. The respective carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

Other Current Liabilities

Other current liabilities consisted of the following:

	December 28, 2025	September 28, 2025
Accrued professional fees	$186,282	$155,800
Deferred revenue	152,571	149,286
Accrued compensation	47,721	178,128
Accrued sales taxes	31,918	42,115
Accrued property taxes	46,405	106,688
Accrued interest	12,156	13,360
Other	22,466	21,866
Other current liabilities	$499,519	$667,243

Revenue Recognition

Revenue from park admission fees is recognized at the point in time control transfers to the customer, which is generally when the customer accepts access to the park and the Company is entitled to payment. Park admission revenue for annual season passes is deferred and recognized as revenue on a pro-rata basis over the term of the season pass. Park admission fee revenue from advance online ticket purchases is deferred until the customers visit the park. Prior to January 2026, advance online tickets could generally be used anytime during the one-year period from the date of purchase. In January 2026, subsequent to this fiscal quarter end, the Company changed its policy and only allows advance online tickets to be used on or before the date scheduled to attend the park when making the online purchase.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. Deferred revenue consists of advance online admission tickets and annual season passes paid by customers prior to performance of these services or transfer of control of the product.

The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer reported in Other current liabilities in the Consolidated Balance Sheets (unaudited) and amounts recognized through Park revenue for each period presented. All deferred revenue as of December 28, 2025 is expected to be recognized in Park revenue during the remainder of Fiscal 2026 and the first fiscal quarter of Fiscal 2027 as customers attend the parks or the one-year period expires from the date of purchase.

	13 Weeks Ended
	December 28, 2025	September 28, 2025
Deferred revenue beginning of period	$149,286	$151,569
Deferred revenue recognized in period	(71,172)	(64,184)
Revenue deferred in period	74,457	61,901
Deferred revenue end of period	$152,571	$149,286

The Company provides disaggregation of revenue based on geography in Note 10, Business Segments as it believes this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Cost of Sales

Cost of sales are comprised principally of costs of animal food sold resale to customers to feed the animals in the drive-through safari and cost of non-resale animal food, costs of gift shop merchandise, food service and concessions, freight and delivery costs and selling expenses associated with the sale of animals.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised principally of payroll and benefit costs, advertising and marketing costs, insurance, professional fees, transaction processing fees, utilities, outside services, vehicle expenses, park maintenance, animal expenses and other administrative expenses.

Advertising and Marketing Expenses

Production costs for outdoor billboards are expensed in the month they are completed. All other advertising, promotion and marketing programs are expensed as incurred. Certain prepaid costs incurred through year end for the following fiscal year advertising programs are included within “Prepaid expenses” in the Consolidated Balance Sheet. Advertising and marketing expenses were $242,950 and $123,896 for the 13 weeks ended December 28, 2025 and December 29, 2024, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period associated with the grant. The Company previously awarded shares to its Board of Directors for service on the Board which vested immediately. The shares issued to the Board were “restricted” and were not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company recognizes the expense based on the fair market value at time of the grant. The Company typically awarded its annual Director compensation at the end of each calendar year. There were no outstanding awards as of December 28, 2025 and December 29, 2024, respectively.

Transactions with Related Parties

The Company’s Board of Directors closely monitors and approves transactions with related parties.

A portion of the Company’s long-term debt is secured by a cash collateral reserve of $2.5 million established by Focused Compounding. See Note 4, Long-term Debt. As of December 28, 2025, Focused Compounding owned 41.27% of the outstanding common stock of the Company. Focused Compounding is controlled by Geoffrey Gannon and Andrew Kuhn, who are each on the Company’s Board of Directors and Mr. Gannon serves as the Company’s President.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company follows the guidance in FASB ASC 740 with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of December 28, 2025 or September 28, 2025.

Earnings (Loss) per share

The numerator for both basic and diluted EPS is net income (loss) attributable to the Company. The denominator for basic EPS is based upon the number of weighted average shares of the Company’s common stock outstanding during the reporting periods. The denominator for diluted EPS is based upon the number of weighted average shares of the Company’s common stock and common shares equivalent outstanding during the reporting periods using the treasury stock method in accordance with ASC 260, Earnings per Share.

The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended
	December 28, 2025	December 29, 2024
Net (loss) income	$(36,061)	$193,041
Basic weighted average shares outstanding	753,577	757,270
Diluted weighted average shares outstanding	753,577	757,270
(Loss) earnings per share
Basic	$(0.05)	$0.25
Diluted	$(0.05)	$0.25

Repurchases of Common Stock

Shares of the Company’s common stock may be repurchased by the Company through open market purchases, privately negotiated transactions, or other methods in compliance with all of the conditions of Rule 10b-18 under the Securities Exchange Act of 1934. The par value of the shares retired is charged against common stock and the remaining to retained earnings.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker that are included within each reported measure of segment profit or loss, and requires all annual disclosures currently required by Topic 280 to be included in interim periods. ASU No. 2023-07 is to be applied retrospectively for all periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the fiscal year ended September 28, 2025. See Note 10, Business Segments.

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

The Company engaged legal counsel specializing in activist stockholder matters, as well as several other consultants, during this proxy contest. During the 13 weeks ended December 28, 2025, the Company had no contested proxy and related matters expenses, net. During the 13 weeks ended December 29, 2024 the Company received $567,157 of insurance proceeds under its directors and officers insurance related to this matter. These proceeds were used to pay certain legal bills associated with the contested proxy and related matters.

NOTE 4. LONG-TERM DEBT

On June 18, 2021, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction with Synovus Bank. The 2021 Term Loan included an original principal amount of $1.95 million. The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $1,514 in fees and expenses in connection with the 2021 Refinancing. The outstanding balance of the 2021 Term Loan was $0.76 million and $0.83 million as of December 28, 2025 and September 28, 2025, respectively.

On April 27, 2020, the Company, through its wholly owned subsidiary Aggieland-Parks Inc., acquired Aggieland Wild Animal – Texas. In part, this acquisition was financed with the 2020 Term Loan from First Financial Bank (“First Financial”). The 2020 Term Loan in the original principal amount of $5.0 million from First Financial is secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan had an interest rate of 5.0% per annum, had a maturity date of April 27, 2031, and required interest only monthly payments through April 2021. The 2020 Term Loan required monthly payments of approximately $53,213 beginning in May 2021. The Company paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the incremental proceeds of the 2021 Term Loan, combined with additional funds, to pay down $1.0 million against the 2020 Term Loan, which had an outstanding balance of $2.39 million as of September 29, 2024. On September 30, 2024, the 2020 Term Loan with First Financial was fully paid off with the proceeds of the 2025 Term Loan.

On September 30, 2024, Aggieland-Parks, Inc. completed a refinancing transaction for the 2025 Term Loan with Cendera Bank N.A. The 2025 Term Loan provided an original principal amount of $2.5 million, the proceeds of which were used to repay all the indebtedness under the 2020 Term Loan and bears interest at a daily adjusted rate equal to the Prime Rate minus 0.50%. The initial interest rate was 7.50%. As of December 28, 2025, the effective interest rate was at 6.25%. The 2025 Term Loan has a term of 10 years, with a 15-year amortization and a balloon payment of the outstanding principal balance due September 30, 2034. The initial monthly loan payment was $23,200 and has been reduced with the decrease in the effective interest rate to $21,619 as of December 28, 2025. Aggieland-Parks, Inc., paid approximately $60,716 of fees and expenses in connection with the 2025 Term Loan. The outstanding balance of the 2025 Term Loan was $2.39 million and $2.41 million as of December 28, 2025 and September 28, 2025, respectively.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LONG-TERM DEBT (CONTINUED)

Interest expense of $48,752 and $57,469 for the 13 weeks ended December 28, 2025 and December 29, 2024, respectively, includes amortization of debt issuance costs of $1,572 and $1,572, respectively.

The following table presents the aggregate of the Company’s outstanding long-term debt:

	December 28, 2025	September 28, 2025
Term Loan principal outstanding	$3,142,900	$3,240,788
Less: Current portion of long-term debt	(406,145)	(397,830)
Less: Unamortized debt issuance costs	(53,668)	(55,240)
Long-term debt, net	$2,683,087	$2,787,718

As of December 28, 2025, the future scheduled principal maturities of the Company’s long-term debt by fiscal year are as follows:

Fiscal years ending
2026 remaining	$303,330
2027	419,472
2028	358,799
2029	132,619
2030	141,272
Thereafter	1,787,408
Total	$3,142,900

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

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

At the annual shareholder meeting held on March 7, 2025, the stockholders voted to approve the amendments to the Company’s Articles of Incorporation to effect a 1 for 500 reverse stock split of the Company’s common stock followed immediately by an amendment to the Company’s Restated Articles of Incorporation to effect a 5 for 1 forward stock split of the Company’s Common Stock, herein referred to as the “Reverse Forward Stock Split”.

On April 1, 2025, the Board of Directors authorized the implementation of the Reverse Forward Stock Split.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. STOCKHOLDERS’ EQUITY (CONTINUED)

The immediate goal of the Reverse Forward Stock Split was to reduce excessive administrative costs associated with having a disproportionately large number of stockholders who owned relatively few shares.

The Company did not issue fractional shares in connection with the Reverse Forward Stock Split. Instead, the Company paid cash (without interest) to any stockholder who would be entitled to receive a fractional share as a result of the Reverse Forward Stock Split as follows:

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
(ii)	Any remaining stockholders who would have been entitled to receive fractions of a share as a result of the Reverse Forward Stock Split were paid in cash (without interest) an amount equal to such fractions multiplied by the average of the closing sales prices of the Company Common Stock quoted on the National Quotation Bureau pink sheets for the five consecutive trading days immediately preceding the effective date of the Reverse Forward Stock Split (with such average closing sales prices being adjusted to give effect to the Reverse Forward Stock Split).

All prior period outstanding share amounts and per share amounts have been adjusted to reflect the Reverse Forward Stock Split that became effective on April 30, 2025.

Share Repurchase Program

On December 17, 2025, the Company announced that its Board of Directors authorized a share repurchase program (“2025 Share Repurchase Program”) allowing the Company to repurchase up to the lesser of 75,000 shares (9.95% of shares outstanding on December 17, 2025) or $3.0 million of the Company’s common stock.

Under the 2025 Share Repurchase Program, the Company may repurchase its common stock from time to time using a variety of methods which may include open market purchases, privately negotiated transactions, or other methods in compliance with all of the conditions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The specific timing, price and size of purchases will be at the discretion of management and will depend on a number of factors, including prevailing stock prices, general economic and market conditions, and other considerations. The Company retains the right to limit, terminate, suspend, discontinue or extend the share repurchase program at any time without prior notice or discretion.

The Company did not repurchase any shares under the 2025 Share Repurchase Program for the 13 weeks ended December 28, 2025.

Stock-based compensation

Shares of common stock issued for service to the Company are valued based on market price on the date of the award and vest immediately. There were no shares of common stock issued for service to the Company for the 13 weeks ended December 28, 2025 and December 29, 2024, respectively.

Officers, directors and their controlled entities own approximately 42.36% of the outstanding common stock of the Company as of December 28, 2025.

NOTE 7. INCOME TAXES

Provision for Income Taxes

The Company recorded a tax expense at an overall effective rate of 20.9% and 30.3% for the 13 weeks ended December 28, 2025 and December 29, 2024, respectively. The overall effective tax rates for the 13 weeks ended December 28, 2025 and December 29, 2024 vary from the U.S. federal statutory rate of 21.0% primarily due to Georgia state taxes.

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

NOTE 9. MAJOR VENDORS

The Company has two major vendors, exclusive to the Georgia Park, that accounted for approximately 35% and 30% of consolidated cost of sales for the 13 weeks ended December 28, 2025 and December 29, 2024, respectively. The Company expects to maintain relationship with these vendors but would have replacements available if ties to these two suppliers were discontinued.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. BUSINESS SEGMENTS

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

The following tables set forth, for the periods indicated, certain segment information for the Company’s reportable segments:

	13 weeks Ended December 28, 2025
	Georgia Park	Missouri Park	Texas Park	Consolidated
Total revenue	$1,182,629	$357,551	$553,218	$2,093,398
Less significant expense categories (1):
Cost of animal food, merchandise and food	156,094	40,080	79,801	275,975
Other revenue driven costs (2)	23,345	7,216	11,588	42,149
Personnel costs (3)	342,440	183,709	147,148	673,297
Advertising and marketing	91,847	64,610	86,493	242,950
Other segment expenses (4)	257,050	95,258	98,992	451,300
Segment income (loss)	$311,853	$(33,322)	$129,196	$407,727
Segment operating income (loss) as percentage of total revenue	26.4%	-9.3%	23.4%	19.5%

	13 weeks Ended December 29, 2024
	Georgia Park	Missouri Park	Texas Park	Consolidated
Total revenue	$1,110,718	$289,761	$369,979	$1,770,458
Less significant expense categories (1):
Cost of animal food, merchandise and food	131,243	44,207	76,212	251,662
Other revenue driven costs (2)	21,004	5,163	6,856	33,023
Personnel costs (3)	305,029	166,726	168,723	640,478
Advertising and marketing	40,449	32,102	51,345	123,896
Other segment expenses (4)	279,047	90,791	118,842	488,680
Segment income (loss)	$333,946	$(49,228)	$(51,999)	$232,719
Segment operating income (loss) as percentage of total revenue	30.1%	-17.0%	-14.1%	13.1%

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other revenue driven costs include credit card fees and other revenue processing costs driven by sales volume.
(3)	Personnel costs include fixed and variable wages, benefits and employer taxes.
(4)	Other segment expenses include all other operating expenses, including animal expenses, park and vehicle maintenance, insurance, utilities, outside services, operating supplies and other miscellaneous expenses.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. BUSINESS SEGMENTS (CONTINUED)

The table below sets forth, for the periods indicated, a reconciliation of reporting Consolidated segment income to Income (loss) before income taxes:

	13 weeks ended
	December 28, 2025	December 29, 2024
Consolidated segment income	$407,727	$232,719
Less:
Unallocated corporate expenses (1)	218,320	270,352
Depreciation and amortization	211,081	208,548
Other operating (income), net	(2,791)	(52)
Contested proxy and related matters, net	—	(567,157)
Other (income), net	(22,074)	(13,382)
Interest expense	48,752	57,469
(Loss) income before income taxes	$(45,561)	$276,941

(1)	Unallocated corporate expenses include corporate personnel costs, director fees and compensation, directors and officers insurance, computer software and services, professional fees and public company related expenses.

Additional Segment Data

	For the 13 weeks ended
	December 28, 2025	December 29, 2024
Depreciation and amortization:
Georgia Park	$102,720	$89,416
Missouri Park	50,170	53,778
Texas Park	57,776	64,940
Corporate	415	414
Total depreciation and amortization	$211,081	$208,548

	For the 13 weeks ended
	December 28, 2025	December 29, 2024
Capital expenditures:
Georgia Park	$256,711	$495,776
Missouri Park	22,184	7,900
Texas Park	25,958	97,800
Total capital expenditures	$304,853	$601,476

	As of
	December 28, 2025	September 28, 2025
Total assets:
Georgia Park	$7,538,721	$8,043,972
Missouri Park	3,179,266	3,299,882
Texas Park	8,089,496	8,135,982
Corporate	401,034	19,606
Total assets	$19,208,517	$19,499,442

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Consolidated Financial Statements (Unaudited) and accompanying notes included elsewhere in the Quarterly Report on Form 10-Q. This Management’s discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” below, “Item 1A. Risk Factors” in our Annual Report filed on Form 10-K for the fiscal year ended September 28, 2025 filed with the United States Securities and Exchange Commission (“SEC”) on December 12, 2025 and “Part II, Item 1A Risk Factors” of this Quarterly Report on Form 10-Q, for a discussion of these uncertainties, risks and assumptions associated with these statements.

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “we”, “our” and similar terms refer to Parks! America, Inc. and its wholly owned subsidiaries. Our fiscal year ends on the Sunday closest to September 30. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:

●	“2020 Term Loan” – Term loan credit agreement, dated as of April 27, 2020, between the Company and First Financial Bank.

●	“2021 Term Loan” – Term loan credit agreement, dated as of June 18, 2021, between the Company and Synovus Bank.

●	“2025 Term Loan” – Term loan credit agreement, dated as of September 30, 2024, between the Company and Cendera Bank N.A.

●	“Adjusted EBITDA” – Net income (loss) appearing on the Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and other significant items.

●	“Adjusted net income (loss)” – Net income (loss) appearing on the Consolidated Statements of Operations excluding significant non-recurring or non-operational items. Adjusted net income (loss) is also presented on a diluted per share basis.

●	“First Quarter 2026” – The 13 weeks ended December 28, 2025.

●	“First Quarter 2025” – The 13 weeks ended December 29, 2024.

●	“Fiscal 2026” – The 52 weeks ending September 27, 2026.

●	“Fiscal 2025” – The 52 weeks ended September 28, 2025.
●	“Fiscal 2024” – The 52 weeks ended September 29, 2024.

●	“Fourth Quarter 2025” – The 13 weeks ended September 28, 2025.

●	“GAAP” – Accounting principles generally accepted in the United States.

●	“SEC” – United States Securities and Exchange Commission.

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

Forward-looking statements are based on beliefs and assumptions made by management using currently available information and are only predictions and are not guarantees of future performance, actions or events. Our actual results may differ significantly from those projected in the forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, risks that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include but are not limited to: competition from other parks, inclement weather conditions during our primary tourist season, the price of animal feed and the price of gasoline. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot guarantee future results, levels of activity, performance or achievements. These risks and uncertainties include those risks, uncertainties and factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 28, 2025, and “Part II, Item 1A Risk Factors” of this Quarterly Report on Form 10-Q.

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

All prior period share and per share information contained in this Quarterly Report gives effect to the Reverse Forward Stock Split that became effective on April 30, 2025.

Overview

Parks! America, Inc. owns and operates three regional safari parks and is in the business of acquiring, developing and operating local and regional entertainment assets and attractions in the United States. The Company’s wholly owned subsidiaries are Wild Animal Safari, Inc., a Georgia corporation (“Wild Animal – Georgia”) acquired on June 13, 2005, Wild Animal, Inc., a Missouri corporation (“Wild Animal – Missouri”) acquired on March 5, 2008, and Aggieland-Parks, Inc., a Texas corporation (“Aggieland Wild Animal – Texas”) acquired on April 27, 2020.

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

Basis of Presentation

The Consolidated Financial Statements (Unaudited) have been prepared in accordance with GAAP and include the accounts of Parks! America, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

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

Reverse Forward Stock Split

At the annual shareholder meeting held on March 7, 2025, the stockholders voted to approve the amendments to the Company’s Articles of Incorporation to effect a 1 for 500 reverse stock split of the Company’s common stock followed immediately by an amendment to the Company’s Restated Articles of Incorporation to effect a 5 for 1 forward stock split of the Company’s Common Stock, herein referred to as the “Reverse Forward Stock Split”.

On April 1, 2025, the Board of Directors authorized the implementation of the Reverse Forward Stock Split.

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

The immediate goal of the Reverse Forward Stock Split was to reduce excessive administrative costs associated with having a disproportionately large number of stockholders who owned relatively few shares.

Effective on April 30, 2025, at 5:00 p.m. Eastern Time, the Company effected a 1-for-500 reverse stock split of the shares of the Company’s common stock, followed immediately by a 5-for-1 forward stock split of the shares of the Company’s common stock at 5:01 p.m. Eastern Time herein referenced as the “Reverse Forward Stock Split”.

Prior to and on May 1, 2025, the Company’s common stock was traded on the OTC Pink market. Effective May 2, 2025, the Company’s common stock is traded on the OTCQX market. As a result of the Reverse Forward Stock Split, the Company’s common stock traded on a post-split basis under the symbol “PRKAD” for 20 trading days, including the effective date of April 30, 2025, after which it reverted to “PRKA.”

No fractional shares will be issued in connection with the Reverse Forward Stock Split. Instead, the Company paid cash (without interest) to any stockholder who would be entitled to receive a fractional share as a result of the Reverse Forward Stock Split:

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
(ii)	Any remaining stockholders who would have been entitled to receive fractions of a share as a result of the Reverse Forward Stock Split were paid in cash (without interest) an amount equal to such fractions multiplied by the average of the closing sales prices of the Company Common Stock quoted on the National Quotation Bureau pink sheets for the five consecutive trading days immediately preceding the effective date of the Reverse Forward Stock Split (with such average closing sales prices being adjusted to give effect to the Reverse Forward Stock Split).

Results of Operations

Fiscal Year. Our fiscal year end is on the Sunday closest to September 30 each year. The fiscal periods in this report are presented as follows, unless the context otherwise requires:

Fiscal Year	Ended	Weeks
2026	September 27, 2026	52
2025	September 28, 2025	52

The following table sets forth, for the periods indicated, selected income statement data.

	13 Weeks Ended		13 Weeks Ended
	December 28, 2025		December 29, 2024
	$’s	% of Total Revenue	$’s	% of Total Revenue
Park revenue	$2,074,410	99.1%	$1,719,030	97.1%
Sale of animals	18,988	0.9%	51,428	2.9%
Total revenue	2,093,398	100.0%	1,770,458	100.0%
Cost of sales (exclusive of depreciation and amortization)	275,975	13.2%	251,662	14.2%
Selling, general and administrative	1,628,016	77.8%	1,556,429	87.9%
Depreciation and amortization	211,081	10.1%	208,548	11.8%
Contested proxy and related matters, net	—	0.0%	(567,157)	-32.0%
Other operating (income), net	(2,791)	-0.1%	(52)	0.0%
(Loss) income from operations	(18,883)	-0.9%	321,028	18.1%
Other (income), net	(22,074)	-1.1%	(13,382)	-0.8%
Interest expense	48,752	2.3%	57,469	3.2%
(Loss) income before income taxes	(45,561)	-2.2%	276,941	15.6%
Income tax (benefit) expense	(9,500)	-0.5%	83,900	4.7%
Net (loss) income	$(36,061)	-1.7%	$193,041	10.9%

Discussion and Analysis

Consolidated and Segment Results of Operations for First Quarter 2026 as Compared to First Quarter 2025

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

The following table shows our consolidated and segment operating results for the 13 weeks ended December 28, 2025 and December 29, 2024:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	For the 13 weeks ended		For the 13 weeks ended		For the 13 weeks ended		For the 13 weeks ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Total revenue	$1,182,629	$1,110,718	$357,551	$289,761	$553,218	$369,979	$2,093,398	$1,770,458
Less significant expense categories: (1)
Cost of animal food, merchandise and food	156,094	131,243	40,080	44,207	79,801	76,212	275,975	251,662
Other revenue driven costs (2)	23,345	21,004	7,216	5,163	11,588	6,856	42,149	33,023
Personnel costs (3)	342,440	305,029	183,709	166,726	147,148	168,723	673,297	640,478
Advertising and marketing	91,847	40,449	64,610	32,102	86,493	51,345	242,950	123,896
Other segment expenses (4)	257,050	279,047	95,258	90,791	98,992	118,842	451,300	488,680
Segment income (loss)	311,853	333,946	(33,322)	(49,228)	129,196	(51,999)	407,727	232,719
Segment operating margin (loss) %	26.4%	30.1%	-9.3%	-17.0%	23.4%	-14.1%	19.5%	13.1%

Less:
Unallocated corporate expenses (5)							218,320	270,352
Depreciation and amortization							211,081	208,548
Other operating (income), net							(2,791)	(52)
Contested proxy and related matters, net							-	(567,157)
Other (income), net							(22,074)	(13,382)
Interest expense							48,752	57,469
(Loss) income before income taxes							$(45,561)	$276,941

(1) The significant expense categories and amounts align the CODM.

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

Total Park Revenue

	For the 13 weeks ended
	December 28, 2025	December 29, 2024
Georgia	$1,171,149	$1,082,920
Missouri	357,151	275,731
Texas	546,110	360,379
Total Park revenue	$2,074,410	$1,719,030

Results of Operations

First Quarter 2026 compared with First Quarter 2025

Total Revenue and Park Revenue

Total revenue was $2.09 million in First Quarter 2026, an increase of $322,940 or 18.2%, compared to $1.77 million in First Quarter 2025.

Park revenue was $2.07 million in First Quarter 2026, an increase of $355,380 or 20.7%, compared to $1.72 million in First Quarter 2025.

Animal sales were $18,988 in First Quarter 2026, a decrease of $32,440 or 63.1%, compared to $51,428 in First Quarter 2025. The decrease is driven by the timing of animal sales at our Georgia Park and Missouri Park year over year.

Georgia Park revenue was $1.17 million in First Quarter 2026, an increase of $88,229 or 8.1% compared to $1.08 million in First Quarter 2025. The increase was primarily driven by higher admission revenue due to more favorable weather conditions, especially during the weeks of Thanksgiving and Christmas, compared to First Quarter 2025. In addition, in-park guest spending on animal encounters increased due to concerted effort by management to allocate more resources to offer additional animal encounters to the guests, as well as an increase in food service and gift shop revenue due to the higher attendance.

Missouri Park revenue was $357,151 in First Quarter 2026, an increase of $81,420 or 29.5% compared to $275,731 in First Quarter 2025. The increase was primarily driven by higher admission revenue due to the more favorable weather conditions, especially during the week of Christmas, compared to First Quarter 2025. In addition, in-park guest spending on animal encounters increased primarily due to the addition and success of the capybara encounter offering, as well as the completion of the new animal encounter building to complement the guest experience for animal encounters.

Texas Park revenue was $546,110 in First Quarter 2026, an increase of $185,731 or 51.5% compared to $360,379 in First Quarter 2025. The increase was primarily driven by an increase in admission revenue due to more favorable weather conditions compared to First Quarter 2025 and a continued positive response to the new admission pass pricing and effectiveness of new marketing strategies. In addition, in-park guest spending, primarily animal food sales and concessions, increased compared to First Quarter 2025.

Attendance

Georgia Park attendance increased approximately 16.7% during First Quarter 2026 compared to First Quarter 2025. The increase in attendance was primarily due to more favorable weather conditions, especially during the weeks of Thanksgiving and Christmas, compared to First Quarter 2025.

Missouri Park attendance increased by approximately 21.4% during First Quarter 2026 compared to First Quarter 2025 primarily driven by more favorable weather conditions, especially during the week of Christmas, compared to First Quarter 2025.

The Texas Park provided customers with free admissions promotions on certain days during the First Quarter 2025 and we do not believe attendance is a comparable to the prior year.

Significant Expenses

Cost of animal food, merchandise and food

Consolidated cost of animal food, merchandise and food was $275,975 in First Quarter 2026, an increase of $24,313 or 9.7% compared to $251,662 in First Quarter 2025. The increase was primarily attributed to the Georgia Park increase in gift shop and food service cost of sales because of the increase in gift shop and food service revenue.

Other revenue driven costs

Consolidated other revenue driven costs were $42,149 in First Quarter 2026, an increase of $9,126 or 27.6% compared to $33,023 in First Quarter 2025 driven by an overall increase in Park revenue.

Personnel costs

Consolidated personnel costs were $673,297 in First Quarter 2026, an increase of $32,819 or 5.1% compared to $640,478 in First Quarter 2025. The increase in personnel costs at the Georgia Park and Missouri Park was primarily driven by additional educational and zookeeper personnel compared to First Quarter 2025 offset by a decrease in personnel costs at the Texas Park due to the park being closed to the public two days a week during First Quarter 2026 compared to being open seven days a week during Fiscal 2025. In addition, an internal graphic designer and event planner were added in Fourth Quarter 2025 for the benefit of all three parks.

Advertising and marketing

Consolidated advertising and marketing expenses were $242,950 in First Quarter 2026 compared to $123,896 in First Quarter 2025. The Company switched their advertising agency in First Quarter 2025. The new advertising agency recommended a different mix of advertising and marketing strategies that included increased social media and digital marketing spending in First Quarter 2026 compared to television and radio advertising in First Quarter 2025.

Other segment expenses

Consolidated other segment expenses were $451,300 in First Quarter 2026, a decrease of $37,380 or 7.6% compared to $488,680 in First Quarter 2025. The decrease was primarily driven by lower outside services at the Georgia Park as well as lower park maintenance expenses, due to the one-time demolition costs of an unoccupied house on the Georgia Park grounds in First Quarter 2025 and lower operating expenses at the Texas Park, primarily due to the purchase of new park signs in First Quarter 2025 and lower travel related expenses compared to First Quarter 2026.

Segment Income

Consolidated segment income was $407,727 in First Quarter 2026, an increase of $175,008 or 75.2%, from $232,719 in First Quarter 2025.

Georgia Park segment income was $311,853 in First Quarter 2026, a decrease of $22,093 or 6.6% from $333,946 in First Quarter 2025. The increase in admission revenue and gross margin from in-park guest spending on animal food, gift shop and food service was not enough to offset the higher advertising and marketing costs and higher personnel costs that were slightly offset lower other segment expenses, primarily due to the one-time demolition costs of an unoccupied house at the Georgia Park in First Quarter 2025.

Missouri Park segment loss was $33,322 in First Quarter 2026, a decrease of $15,906 or 32.3% from segment loss of $49,228 in First Quarter 2025. The increase in admission revenue and in-park guest spending on animal encounters was more than the increase in advertising and marketing costs that were offset by lower personnel costs and other segment expenses, primarily lower insurance expense and property taxes due to timing of the accrual compared to First Quarter 2025.

Texas Park segment income was $129,196 in First Quarter 2026, an increase of $181,195 from segment loss of $51,999 in First Quarter 2025. The increase in admission revenue and gross margin from in-park guest spending on animal food, gift shop and concessions more than offset the increase in advertising and marketing costs that were offset by lower personnel costs and other segment expenses, primarily timing of spend for park signage and travel related costs compared to First Quarter 2025.

Corporate Expenses

Corporate expenses were $218,320 in First Quarter 2026, a decrease of $52,032 from $270,352 in First Quarter 2025 primarily driven by lower professional fees, due to timing of accruals, lower insurance expense and director fee compensation offset slightly by higher personnel costs in First Quarter 2026.

Depreciation and Amortization Expense

Depreciation and amortization expense was $211,081 in First Quarter 2026, compared to $208,548 in First Quarter 2025. The increase was driven by higher depreciation expense at the Georgia Park related to the new restroom facility placed on service during Second Quarter 2025.

Contested Proxy and Related Matters

Contested proxy and related matters, net was none in First Quarter 2026 compared to the credit of $567,157 in First Quarter 2025. The credit in First Quarter 2025 was from the receipt of insurance proceeds from our directors and officers insurance policy associated with the contested proxy and related matters. See Note 3, Contested Proxy and Related Matters, to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Other operating (income), net

Other operating income, net was $2,791 in First Quarter 2026 compared to $52 in First Quarter 2025. The increase was due to higher net gain on disposals of property and equipment during First Quarter 2026 compared to First Quarter 2025.

Other Income, net

Other income, net was $22,074 in First Quarter 2026, an increase of $8,692 from $13,382 in First Quarter 2025. The increase was primarily driven by the one-time non-operating expense at the Texas Park included in First Quarter 2025.

Interest Expense

Interest expense was $48,752 in First Quarter 2026, a decrease of $8,717 from $57,469 in First Quarter 2025. The decrease was primarily driven by the reduction in the 2025 Term Loan variable interest rate of approximately 75 basis points compared to First Quarter 2025 and a decrease in the 2021 Term Loan interest due to lower principal balances.

Income Taxes

We recorded income tax benefit for First Quarter 2026 of $9,500 which resulted in an effective tax rate of 20.9% compared to income tax expense of $83,900 for First Quarter 2025 which resulted in an effective tax rate of 30.3%. The overall effective tax rate varies from the U.S. federal statutory rate of 21.0% primarily due to Georgia state taxes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes a broad range of tax reform provisions that may affect the Company’s financial results. The OBBBA has multiple effective dates, with certain provisions effective in 2026 and others implemented through 2027. The Company is currently evaluating the impact of these provisions which could affect the Company’s income tax expense and deferred tax assets; however, it is not expected to have a material impact to our Consolidated Financial Statements (Unaudited).

Net Income (Loss)

As a result of the above factors, Net loss was $36,061 or $0.05 per basic and diluted share in First Quarter 2026 compared to Net income of $193,041 or $.25 per basic and diluted share in First Quarter 2025.

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

Adjusted net income (loss) is defined as net income (loss) excluding significant non-recurring or non-operational items as set forth below. While adjusted net income (loss) is a non-GAAP measurement, management believes that it is an important indicator of operating performance and useful to investors. Other significant non-recurring and non-operational items, while periodically affecting our results, may vary significantly from period to period and have disproportionate effects in a given period, which affects comparability of results and are described below:

●	Contested proxy and related matters, net – directors and officers insurance proceeds for the 13 weeks ended December 29, 2024.

The following table sets forth, for the periods indicated, a reconciliation of Net income (loss) to Adjusted net income (loss) and Adjusted diluted net income per share:

Unaudited

	13 Weeks Ended
	December 28, 2025	December 29, 2024
Net (loss) income	$(36,061)	$193,041
Contested proxy and related matters, net	—	(567,157)
Tax impact (1)	—	153,130
Adjusted net loss (2)	$(36,061)	$(220,986)
Adjusted diluted net loss per share (2)	$(0.05)	$(0.29)
Diluted weighted average common shares outstanding (2)	753,577	757,270

(1)	The tax impact of adjustments is calculated at the applicable U.S. Federal and State statutory rates.
(2)	Prior period amounts have been adjusted to reflect the Reverse Forward Stock Split that became effective on April 30, 2025. Refer to Note 6, Stockholders Equity for further information about the Reverse Forward Stock Split.

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

Other significant items, while periodically affecting our results, may vary significantly from period to period and have disproportionate effects in a given period, which affects comparability of results and are described below:

●	Contested proxy and related matters, net – directors and officers insurance proceeds for the 13 weeks ended December 29, 2024.

●	Net gain or loss on disposal of property and equipment – disposal of property and equipment for the 13 weeks ended December 28, 2025 and December 29, 2024.

The following table sets forth, for the periods indicated, selected income statement data and a reconciliation of our Net income (loss) to Adjusted EBITDA:

Unaudited

	13 Weeks Ended
	December 28, 2025	December 29, 2024
Net (loss) income	$(36,061)	$193,041
Income tax (benefit) expense	(9,500)	83,900
Interest expense	48,752	57,469
Depreciation and amortization	211,081	208,548
Contested proxy and related matters, net	—	(567,157)
Gain on disposal of property and equipment, net	(2,791)	(52)
Adjusted EBITDA	$211,481	$(24,251)

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

Our working capital was $3.05 million as of December 28, 2025, compared to $3.28 million as of September 28, 2025. The decrease in working capital primarily reflects a reduction in accounts payable as a result of the contested proxy insurance proceeds offset by cash used for capital spending and scheduled term loan payments.

Total long-term debt, including current maturities, as of December 28, 2025 was $3.09 million compared to $3.19 million as of September 28, 2025. The decrease in total long-term debt is primarily the result of scheduled term loan principal payments paid during First Quarter 2026.

As of December 28, 2025, we had stockholders’ equity of $15.23 million and total loan debt of $3.09 million, resulting in a debt-to-equity ratio of 0.20 to 1.0, compared to stockholders’ equity of $15.27 million and total loan debt of $3.19 million resulting in a debt-to-equity ratio of 0.21 to 1.0 as of September 28, 2025.

Operating Activities

Net cash used in operating activities was $56,679 during First Quarter 2026, compared to $54,797 during First Quarter 2025. The decrease in net income and year over year change in non-cash items, primarily deferred income taxes, was offset by higher cash provided due to the year over year changes in working capital, primarily accounts payable, as directors and officers insurance proceeds received in First Quarter 2025 were used to pay down accounts payable associated with the contested proxy and related matters.

Investing Activities

Net cash used in investing activities was $300,855 during First Quarter 2026, compared to net cash provided in investing activities of $260,966 during First Quarter 2025 resulting in a net decrease of $561,821. Our investing activity during First Quarter 2026 included capital spending of $304,853. Our investing activity during First Quarter 2025 included cash provided of $838,442 from the maturity of short-term investments in certificates of deposit. Our capital spending for First Quarter 2025 was $601,476. The decrease in capital spending in First Quarter 2026 is primarily attributed to the higher capital spending at the Georgia Park during First Quarter 2025 primarily related to the new restroom facility.

Financing Activities

Net cash used in financing activities was $97,888 during First Quarter 2026, compared to $34,261 during First Quarter 2025 resulting in an increase of $63,627. During First Quarter 2026 our financing activity was scheduled term loan principal payments of $97,888. During First Quarter 2025, the 2020 Term Loan was refinanced with the 2025 Term Loan during First Quarter 2025 resulting in net cash provided of $110,429 offset by payments of $144,690 for scheduled term loan principal payments and term loan refinancing fees.

Borrowing Agreements

On September 30, 2024, Aggieland-Parks, Inc. completed a refinancing transaction of the 2025 Term Loan with Cendera Bank N.A. The 2025 Term Loan provided an original principal amount of $2.5 million, the proceeds of which were used to repay all the indebtedness under the 2020 Term Loan, and bears interest at a daily adjusted rate equal to the Prime Rate minus 0.5%. The initial interest rate was 7.50%. As of December 28, 2025, the effective interest rate was at 6.25%. The 2025 Term Loan has a term of 10 years, with a 15-year amortization, and a balloon payment of the outstanding principal balance due September 30, 2034. The initial monthly loan payment was $23,200 and has been reduced with the decrease in the effective interest rate to $21,619 as of December 28, 2025. Aggieland-Parks, Inc., paid approximately $60,716 of fees and expenses in connection with the 2025 Term Loan. The outstanding balance of the 2025 Term Loan was $2.39 and $2.41 million as of December 28, 2025 and September 28, 2025, respectively.

The 2025 Term Loan is secured by substantially all the assets of Aggieland-Parks, Inc., as well as a cash collateral reserve of $2.5 million established by Focused Compounding Fund, LP, with Cendera Bank N.A. Geoffrey Gannon and Andrew Kuhn control Focused Compounding Fund, LP, and each serves on the Board of the Company, and Mr. Gannon serves as the Company’s President. Focused Compounding did not receive a fee or any other benefit in connection with establishing the above-described cash collateral reserve. See Note 4, Long-term Debt to the Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Quarterly Report. Our significant accounting policies are set forth in Note 2, Significant Accounting Policies, which should be reviewed as they are integral to understanding results of operations and financial position. The Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended September 28, 2025 includes additional information about us, and our operations, financial condition, critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report.

Recent Accounting Pronouncements

See Part I, Item 1, Note 2, Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements Not Yet Adopted for information regarding recent accounting pronouncements.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended December 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should read the MD&A together with our unaudited consolidated financial statements and related notes, each included elsewhere in this Quarterly Report, in conjunction with the Parks! America, Inc. Annual Report on Form 10-K for the fiscal year ended September 28, 2025 filed with the SEC on December 12, 2025. Some of the information contained in the MD&A or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties.

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2025 filed with the SEC on December 12, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during First Quarter 2026 pursuant to the 2025 Share Repurchase Program announced on December 17, 2025.

Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (2)
September 29, 2025 - October 26, 2025	—	$—	—	75,000
October 27, 2025 - November 23, 2025	—	$—	—	75,000
November 24, 2025 - December 28, 2025	—	$—	—	75,000
Total	—	$—	—

(1) All shares of common stock will be retired following purchase.

(2) On December 17, 2025, the Company announced that its Board of Directors authorized the Company to repurchase up to the lesser of 75,000 shares (9.95% of shares outstanding on December 17, 2025) or $3.0 million of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 28, 2025, as such terms are defined under Item 408(a) or Regulation S-K.

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

PARKS! AMERICA, INC.

February 6, 2026	By:	/s/ Geoffrey Gannon
Geoffrey Gannon
President
(Principal Executive Officer)

	By	/s/ Rebecca S. McGraw
Rebecca S. McGraw
Chief Financial Officer
(Principal Financial Officer)

