Form 10-Q
period 2026-03-29
PARKS AMERICA, INC
filed 2026-05-11
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2026

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

As of May 8, 2026, the issuer had 750,817 outstanding shares of Common Stock.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PRKA	OTCQX

Table of Contents

PARKS! AMERICA, INC and SUBSIDIARIES

PARKS! AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 29, 2026	September 28, 2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,477,937	$3,877,394
Accounts receivable, net	2,020	18,293
Inventories, net	400,996	313,556
Prepaid expenses and other current assets	260,617	231,678
Total current assets	4,141,570	4,440,921
Property and equipment, net	15,040,174	15,023,230
Intangible assets, net	17,414	22,615
Other assets	16,581	12,676
TOTAL ASSETS	$19,215,739	$19,499,442
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$172,135	$92,608
Other current liabilities	545,412	667,243
Current portion of long-term debt	410,498	397,830
Total current liabilities	1,128,045	1,157,681
Long-term debt, net	2,579,867	2,787,718
Deferred tax liability, net	288,901	288,901
TOTAL LIABILITIES	3,996,813	4,234,300
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.001 – authorized: 10,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $.001 – authorized: 300,000,000 shares; 752,577 and 753,577 shares issued and outstanding, respectively	754	754
Additional paid-in capital	5,093,567	5,093,567
Treasury stock, at cost, 1,000 and zero shares, respectively	(39,700)	—
Retained earnings	10,164,305	10,170,821
TOTAL STOCKHOLDERS’ EQUITY	15,218,926	15,265,142
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,215,739	$19,499,442

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the 13 weeks ended		For the 26 weeks ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Park revenue	$2,245,902	$1,979,345	$4,320,312	$3,698,375
Sale of animals	50,445	22,676	69,433	74,104
Total revenue	2,296,347	2,002,021	4,389,745	3,772,479

Cost of sales (exclusive of depreciation and amortization)	299,635	314,999	575,610	566,661
Selling, general and administrative	1,722,233	1,766,083	3,350,249	3,322,512
Depreciation and amortization	216,171	220,315	427,252	428,863
Contested proxy and related matters, net	—	—	—	(567,157)
Other operating (income), net	(1,008)	—	(3,799)	(52)
Income (loss) from operations	59,316	(299,376)	40,433	21,652

Other (income), net	(19,803)	(25,323)	(41,877)	(38,705)
Interest expense	45,859	54,709	94,611	112,178
Income (loss) before income taxes	33,260	(328,762)	(12,301)	(51,821)

Income tax expense (benefit)	3,715	(81,000)	(5,785)	2,900
NET INCOME (LOSS)	$29,545	$(247,762)	$(6,516)	$(54,721)

NET EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.04	$(0.33)	$(0.01)	$(0.07)
Diluted	$0.04	$(0.33)	$(0.01)	$(0.07)

Weighted average common shares outstanding:
Basic	752,621	757,270	752,849	757,270
Diluted	752,621	757,270	752,849	757,270

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the 13 and 26 weeks ended March 29, 2026

(Unaudited)

	Common Stock Issued		Additional	Treasury	Retained	Total
	Shares	Amount	Paid-In Capital	Stock	Earnings	Stockholders’ Equity
Balance at September 28, 2025	753,577	$754	$5,093,567	$—	$10,170,821	$15,265,142
Net loss	—	—	—	—	(36,061)	(36,061)
Balance at December 28, 2025	753,577	754	5,093,567	—	10,134,760	15,229,081
Net income	—	—	—	—	29,545	29,545
Purchases of treasury stock	(1,000)	—	—	(39,700)	—	(39,700)
Balance at March 29, 2026	752,577	$754	$5,093,567	$(39,700)	$10,164,305	$15,218,926

For the 13 and 26 weeks ended March 30, 2025

(Unaudited)

	Common Stock Issued		Additional	Treasury	Retained	Total
	Shares	Amount	Paid-In Capital	Stock	Earnings	Stockholders’ Equity
Balance at September 29, 2024	757,270	$757	$5,234,732	$—	$8,712,738	$13,948,227
Net income	—	—	—	—	193,041	193,041
Balance at December 29, 2024	757,270	757	5,234,732	—	8,905,779	14,141,268
Net loss	—	—	—	—	(247,762)	(247,762)
Balance at March 30, 2025	757,270	$757	$5,234,732	$—	$8,658,017	$13,893,506

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the 26 weeks ended
	March 29, 2026	March 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,516)	$(54,721)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	427,252	428,863
Amortization of debt issuance costs	3,144	3,144
Interest accrued on certificates of deposit	—	(3,368)
Deferred income taxes	—	2,900
Gain on disposal of property and equipment, net	(3,799)	(52)
Change in assets and liabilities:
Accounts receivable, net	16,273	30,473
Inventories, net	(87,440)	(31,936)
Prepaid expenses and other current assets	(32,844)	198,539
Accounts payable	69,267	(775,665)
Other current liabilities	(121,831)	39,152
Net cash provided by (used in) operating activities	263,506	(162,671)
CASH FLOWS FROM INVESTING ACTIVITIES
Maturity of certificates of deposit, including interest	—	838,442
Purchases of property and equipment	(431,833)	(1,086,385)
Proceeds from sales of property and equipment	6,897	24,000
Net cash (used in) investing activities	(424,936)	(223,943)
CASH FLOWS FROM FINANCING ACTIVITIES
Payoff of 2020 Term Loan	—	(2,389,544)
Proceeds from 2025 Term Loan	—	2,500,000
Payments on 2021 Term Loan	(144,362)	(139,036)
Payments on 2025 Term Loan	(53,965)	(39,833)
Payments on 2025 Term Loan debt issuance costs	—	(60,716)
Purchases of treasury stock	(39,700)	—
Net cash (used in) financing activities	(238,027)	(129,129)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(399,457)	(515,743)

CASH AND CASH EQUIVALENTS
Beginning of period	3,877,394	2,489,294
End of period	$3,477,937	$1,973,551

SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment in accounts payable	$10,260	$—
Cash paid for interest	$92,912	$95,852

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 29, 2026

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

The accompanying Consolidated Financial Statements (Unaudited) are presented in accordance with GAAP for interim information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein. Interim results are not necessarily indicative of the results for a full fiscal year. These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2025 filed with the United States Securities and Exchange Commission (“SEC”) on December 12, 2025.

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

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with high credit quality financial institutions. The Company considers all highly liquid financial instruments with maturities of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash on deposit and money market accounts as of March 29, 2026 and September 28, 2025, respectively.

Short-term Investments

The Company periodically invests in certificates of deposit and classifies its certificates of deposit as cash and cash equivalents or short-term investments and reassesses the appropriateness of the classification of its investments at the end of each reporting period. Certificates of deposit held for investment with an original maturity date greater than three months are carried at amortized cost and reported as short-term investments on the consolidated balance sheets. As of March 29, 2026 and September 28, 2025, the Company had no short-term investments.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risks. The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits.

Accounts Receivable

The parks are primarily a payment upfront business, therefore, the Company typically carries limited accounts receivable balances. The Company had accounts receivable of $2,020, $18,293 and $63,784 as of March 29, 2026, September 28, 2025 and September 29, 2024, respectively. The accounts receivable balance as of September 29, 2024 includes a receivable in the amount of $50,000 for insurance proceeds from directors and officers insurance as more fully described in Note 3, Contested Proxy and Related Matters.

Inventory

Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. The Company maintains an inventory obsolescence reserve to reduce the carrying value of inventory for items that are slow-moving, excess, or obsolete. The reserve is based on management’s assessment of current inventory levels and historical usage. Adjustments to the reserve are recorded in cost of goods sold in the period identified. The Company recorded an inventory reserve for obsolescence in the amount of $49,000 as of March 29, 2026 and September 28, 2025, respectively.

Prepaid Expenses and Other Current Assets

The Company prepays certain expenses primarily due to contractual requirements. Prepaid expenses and other current assets consisted of the following:

	March 29, 2026	September 28, 2025
Prepaid insurance	$125,257	$145,144
Prepaid income & sales taxes	56,837	33,796
Prepaid advertising and marketing	29,191	24,108
Prepaid other & other current assets	49,332	28,630
Total prepaid expenses and other current assets	$260,617	$231,678

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

	March 29, 2026	September 28, 2025	Depreciable Lives
Land	$6,260,506	$6,260,506	not applicable
Mineral rights	276,000	276,000	25 years
Ground improvements	3,639,803	3,433,711	7-25 years
Buildings and structures	5,059,663	4,938,115	10-39 years
Animal shelters and habitats	3,845,909	3,766,540	10-39 years
Park animals	1,123,596	1,100,472	5-25 years
Equipment - concession and related	508,285	513,616	3-15 years
Equipment and vehicles - yard and field	721,518	713,974	3-15 years
Vehicles - buses and rental	360,195	355,177	3-5 years
Rides and entertainment	152,156	152,156	5-7 years
Furniture and fixtures	41,634	27,160	5-10 years
Construction in progress	47,516	87,319
Property and equipment, cost	22,036,781	21,624,746
Less: Accumulated depreciation	(6,996,607)	(6,601,516)
Property and equipment, net	$15,040,174	$15,023,230

Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. Depreciation expense was $213,573 and $217,312 for the 13 weeks ended March 29, 2026 and March 30, 2025, respectively, and for the 26 weeks ended March 29, 2026 and March 30, 2025 was $422,051 and $422,857, respectively.

Intangible Assets

Intangible assets consist primarily of a site master plan, website domains and tradename registrations, which are recorded at cost of $68,803 and amortized over their estimated useful lives ranging from three years to ten years. Amortization expense was $2,598 and $3,003 for the 13 weeks ended March 29, 2026 and March 30, 2025, respectively, and for the 26 weeks ended March 29, 2026 and March 30, 2025 was $5,201 and $6,006, respectively. Accumulated amortization was $51,389 and $46,188 as of March 29, 2026 and September 28, 2025, respectively.

Scheduled future amortization of intangible assets is as follows as of March 29, 2026:

Fiscal years ending
2026 remaining	$5,195
2027	2,405
2028	2,405
2029	2,405
2030	2,405
Thereafter	2,599
Total	$17,414

Impairment of Property and Equipment

Property and equipment are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is assessed at the individual park level which is the lowest level of identifiable cash flows and the Company considers the estimated undiscounted cash flows over the asset’s remaining life. If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the difference between the estimated fair value of the asset and its carrying value, net of salvage and any costs of disposition. The Company recognized no impairment for property and equipment of the individual park locations during the 13 and 26 weeks ended March 29, 2026 and March 30, 2025, respectively.

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

Assets and liabilities recognized or disclosed at fair value on a recurring basis include our term debt. As of March 29, 2026 and September 28, 2025, the fair value of the Company’s long-term debt was $3.05 million and $3.24 million, respectively. The measurement of the fair value of long-term debt is based upon inquiries of the financial institutions holding the respective loans and is considered a Level 2 fair value measurement. The respective carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

Other Current Liabilities

Other current liabilities consisted of the following:

	March 29, 2026	September 28, 2025
Deferred revenue	$162,532	$149,286
Accrued compensation	111,176	178,128
Accrued professional fees	107,310	155,800
Accrued property & income taxes	78,863	106,688
Accrued sales taxes	59,126	42,115
Accrued interest	12,261	13,360
Other	14,144	21,866
Other current liabilities	$545,412	$667,243

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

Prior to January 2026, online tickets purchased in advance could generally be used anytime during the one-year period from the date of purchase. In January 2026, the Company changed its online ticket redemption policy. The new policy only allows online tickets purchased in advance to be used on or before the date scheduled to attend the park. This new policy will reduce the amount of deferred revenue for unredeemed online ticket purchases. The balance of unredeemed online tickets purchased prior to January 2026 will be recognized in revenue during the month when the one-year period expires from the date of purchase.

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

All deferred revenue as of March 29, 2026 is expected to be recognized in Park revenue during the remainder of Fiscal 2026 and in the first fiscal quarter of Fiscal 2027 when customers redeem their online tickets purchased in advance during their visit at the parks or for unredeemed online tickets purchased prior to January, 2026 when the one-year period expires from the date of purchase.

	For the 13 weeks ended		For the 26 weeks ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Deferred revenue beginning of period	$152,571	$110,378	$149,286	$115,950
Deferred revenue recognized in period	(78,214)	(59,422)	(149,386)	(122,838)
Revenue deferred in period	88,175	78,081	162,632	135,925
Deferred revenue end of period	$162,532	$129,037	$162,532	$129,037

The Company provides disaggregation of revenue based on geography in Note 10, Business Segments as it believes this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Cost of Sales

Cost of sales are comprised principally of cost of animal food sold for resale to customers to feed the animals in the drive-through safari and cost of non-resale animal food, cost of gift shop merchandise, food service and concessions, freight and delivery costs and selling expenses associated with the sale of animals.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised principally of payroll and benefit costs, advertising and marketing costs, insurance, professional fees, transaction processing fees, utilities, outside services, vehicle expenses, park maintenance expenses, animal expenses and other administrative expenses.

Advertising and Marketing Expenses

Production costs for outdoor billboards are expensed in the month they are completed. All other advertising, promotion and marketing programs are expensed as incurred. Certain prepaid costs incurred through fiscal quarter end for the following fiscal quarter advertising programs are included within “Prepaid expenses and other current assets” in the Consolidated Balance Sheet (Unaudited).

Advertising and marketing expenses, inclusive of segment and corporate expenses, were $243,864 and $227,605 for the 13 weeks ended March 29, 2026 and March 30, 2025, respectively and $492,761 and $366,523 for the 26 weeks ended March 29, 2026 and March 30, 2025, respectively, are reported in Selling, general and administrative expenses in the Consolidated Statement of Operations (Unaudited).

Stock-Based Compensation

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period associated with the grant. The Company previously awarded shares to its Board of Directors for service on the Board which vested immediately. The shares issued to the Board were “restricted” and were not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company recognizes the expense based on the fair market value at time of the grant. The Company typically awarded its annual Director compensation at the end of each calendar year. There were no outstanding awards as of March 29, 2026 and March 30, 2025, respectively.

Transactions with Related Parties

The Company’s Board of Directors closely monitors and approves transactions with related parties.

A portion of the Company’s long-term debt is secured by a cash collateral reserve of $2.5 million established by Focused Compounding Fund L.P. See Note 4, Long-term Debt. As of March 29, 2026, Focused Compounding Fund L.P. owned 41.27% of the outstanding common stock of the Company. Focused Compounding Fund L.P. is controlled by Geoffrey Gannon and Andrew Kuhn, who are each on the Company’s Board of Directors and Mr. Gannon serves as the Company’s President.

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

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company follows the guidance in FASB ASC 740 with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of March 29, 2026 or September 28, 2025.

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

The following table summarizes the components of basic and diluted EPS:

	For the 13 weeks ended		For the 26 weeks ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Net income (loss)	$29,545	$(247,762)	$(6,516)	$(54,721)
Basic weighted average shares outstanding	752,621	757,270	752,849	757,270
Diluted weighted average shares outstanding	752,621	757,270	752,849	757,270
Earnings (loss) per share
Basic	$0.04	$(0.33)	$(0.01)	$(0.07)
Diluted	$0.04	$(0.33)	$(0.01)	$(0.07)

Repurchases of Common Stock

Shares of the Company’s common stock may be repurchased by the Company through open market purchases, privately negotiated transactions, or other methods in compliance with all of the conditions of Rule 10b-18 under the Securities Exchange Act of 1934. When the shares are retired, the par value of the shares retired will be charged against common stock and the remaining charged to retained earnings.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) each disaggregated between domestic and foreign. ASU 2023-09 is effective for the Company’s annual fiscal period ending September 27, 2026. The Company is currently assessing the impact of ASU 2023-09 on the Company’s consolidated financial statement disclosures for adoption in its Annual Report on Form 10-K for the fiscal year ending September 27, 2026.

In March 2024, FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements (“ASU 2024-02”), which is intended to simplify the Codification and draw a distinction between authoritative and non-authoritative literature. ASU 2024-02 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. ASU 2024-02 is effective for the Company’s annual fiscal period ending September 27, 2026. The Company is currently assessing the impact of ASU 2024-02 on the Company’s consolidated financial statement disclosures for adoption in its Annual Report on Form 10-K for the fiscal year ending September 27, 2026.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies when ASC 270 applies, specifies the form and content of interim financial statements and notes, and establishes a principle requiring disclosure of events occurring since the end of the most recent annual period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of ASU 2025-11 on the Company’s consolidated financial statement disclosures.

Except as noted, the Company does not expect recently issued accounting standards or interpretations to have a material impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. CONTESTED PROXY AND RELATED MATTERS

On December 22, 2023, Focused Compounding Fund, L.P. (together with the participants in its solicitation, “Focused Compounding”) submitted documents to the Company providing notice as to a demand that the Company hold a special meeting of stockholders (the “Special Meeting”). The Special Meeting was held for the purpose of asking stockholders to consider and vote upon five proposals, including a proposal for the removal of all directors currently serving on the Board of Directors and a proposal for the election of a new Board of Directors comprised entirely of Focused Compounding’s slate of three candidates. The Special Meeting was held on February 26, 2024 and Focused Compounding’s proposal to reconstitute the Board of Directors received the votes of a majority of shareholders who voted, but not a sufficient majority for approval under Nevada law, so it did not pass.

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

The Company engaged legal counsel specializing in activist stockholder matters, as well as several other consultants, during this proxy contest. During the 26 weeks ended March 29, 2026, the Company had no contested proxy and related matters expenses. During the 26 weeks ended March 30, 2025 the Company received $567,157 of insurance proceeds under its directors and officers insurance related to this matter. These proceeds were used to pay certain legal bills associated with the contested proxy and related matters.

NOTE 4. LONG-TERM DEBT

On June 18, 2021, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction with Synovus Bank. The 2021 Term Loan included an original principal amount of $1.95 million. The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $1,514 in fees and expenses in connection with the 2021 refinancing transaction. The outstanding balance of the 2021 Term Loan was $0.68 million and $0.83 million as of March 29, 2026 and September 28, 2025, respectively.

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

On September 30, 2024, Aggieland-Parks, Inc. completed a refinancing transaction for the 2025 Term Loan with Cendera Bank N.A. The 2025 Term Loan provided an original principal amount of $2.5 million, the proceeds of which were used to repay all the indebtedness under the 2020 Term Loan and bears interest at a daily adjusted rate equal to the Prime Rate minus 0.50%. The initial interest rate was 7.50%. As of March 29, 2026, the effective interest rate was at 6.25%. The 2025 Term Loan has a term of 10 years, with a 15-year amortization and a balloon payment of the outstanding principal balance due September 30, 2034. The initial monthly loan payment was $23,200 and has been reduced with the decrease in the effective interest rate to $21,619 as of March 29, 2026. Aggieland-Parks, Inc., paid approximately $60,716 of fees and expenses in connection with the 2025 Term Loan. The outstanding balance of the 2025 Term Loan was $2.36 million and $2.41 million as of March 29, 2026 and September 28, 2025, respectively.

The 2025 Term Loan is secured by substantially all the assets of Aggieland-Parks, Inc., as well as a cash collateral reserve of $2.5 million established by Focused Compounding Fund, L.P., with Cendera Bank N.A. Geoffrey Gannon and Andrew Kuhn control Focused Compounding Fund, L.P., and each serve on the Board of the Company, and Mr. Gannon serves as the Company’s President. Focused Compounding did not receive a fee or any other benefit in connection with establishing the above-described cash collateral reserve.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LONG-TERM DEBT (CONTINUED)

Interest expense of $45,859 and $54,709 for the 13 weeks ended March 29, 2026 and March 30, 2025, respectively, includes amortization of debt issuance costs of $1,572 and $1,572, respectively. Interest expense of $94,611 and $112,178 for the 26 weeks ended March 29, 2026 and March 30, 2025, respectively, includes amortization of debt issuance costs of $3,144 and $3,144, respectively.

The following table presents the aggregate of the Company’s outstanding long-term debt:

	March 29, 2026	September 28, 2025
Term Loan principal outstanding	$3,042,461	$3,240,788
Less: Current portion of long-term debt	(410,498)	(397,830)
Less: Unamortized debt issuance costs	(52,096)	(55,240)
Long-term debt, net	$2,579,867	$2,787,718

As of March 29, 2026, the future scheduled principal maturities of the Company’s long-term debt by fiscal year are as follows:

Fiscal years ending
2026 remaining	$202,882
2027	419,472
2028	358,799
2029	132,619
2030	141,272
Thereafter	1,787,417
Total	$3,042,461

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

On October 24, 2023, the Company, through its wholly owned subsidiary Wild Animal – Georgia, entered a line of credit of up to $450,000 with Synovus (the “2023 Synovus LOC”). The 2023 Synovus LOC matured on October 24, 2024 and carried an interest rate of 7.75% on any utilized portion. The 2023 Synovus LOC was secured by a $450,000 certificate of deposit issued by Synovus, which matured on November 13, 2024 and paid an effective interest rate of 5.25%. The Company paid a $4,500 origination fee for the 2023 Synovus LOC. The Company did not renew with 2023 Synovus LOC when the underlying certificate of deposit matured and the proceeds from the certificate of deposit were transferred to the Wild Animal – Georgia operating account.

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

The Company did not issue fractional shares in connection with the Reverse Forward Stock Split. Instead, the Company paid cash (without interest) to any stockholder who would be entitled to receive a fractional share as a result of the Reverse Forward Stock Split as follows:

(i)	Stockholders who held fewer than 500 shares immediately prior to the Reverse Stock Split were paid in cash (without interest) an amount equal to such number of shares of Company Common Stock held multiplied by the average of the closing sales prices of the Company Common Stock quoted on the OTC Pink market for the five consecutive trading days immediately preceding the Effective Date of the Reverse Stock Split; and
(ii)	Any remaining stockholders who would have been entitled to receive fractions of a share as a result of the Reverse Forward Stock Split were paid in cash (without interest) an amount equal to such fractions multiplied by the average of the closing sales prices of the Company Common Stock quoted on the OTC Pink market for the five consecutive trading days immediately preceding the effective date of the Reverse Forward Stock Split (with such average closing sales prices being adjusted to give effect to the Reverse Forward Stock Split).

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

The following table summarizes the Company’s share repurchases for the 13 and 26 weeks ended March 29, 2026 and March 30, 2025 under the 2025 Share Repurchase Program:

	For the 13 weeks ended		For the 26 weeks ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Number of shares repurchased	1,000	—	1,000	—
Total cost	$39,700	$—	$39,700	$—
Average per share cost (1)	$39.70	$—	$39.70	$—

(1)	Average price paid per share excludes excise taxes.

The Company plans to retire all shares that were repurchased through the 2025 Share Repurchase Program during the 13 and 26 weeks ended March 29, 2026. In accordance with the FASB ASC 505-Equity, when the shares are retired the par value of the share retired will be charged against common stock and the remaining purchase price charged against retained earnings.

Stock-based compensation

Shares of common stock issued for service to the Company are valued based on market price on the date of the award and vest immediately. There were no shares of common stock issued for service to the Company for the 13 and 26 weeks ended March 29, 2026 and March 30, 2025, respectively.

Officers, directors and their controlled entities own approximately 42.36% of the outstanding common stock of the Company as of March 29, 2026.

NOTE 7. INCOME TAXES

Provision for Income Taxes

The Company recorded a tax expense at an overall effective rate of 11.2% for the 13 weeks ended March 29, 2026 and a tax benefit at an overall effective rate of 24.6% for the 13 weeks ended March 30, 2025, respectively. The Company recorded a tax benefit at an overall effective rate of 47.0% and a tax expense at an overall effective rate of (5.6%) for the 26 weeks ended March 29, 2026 and March 30, 2025, respectively. The overall effective tax rates for the 13 and 26 weeks ended March 29, 2026 and March 30, 2025 vary from the U.S. federal statutory rate of 21.0% primarily due to Georgia state taxes.

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

NOTE 9. MAJOR VENDORS

The Company had three vendors, exclusive to the Georgia Park and Texas Park, that accounted for approximately 45% of consolidated cost of sales for the 26 weeks ended March 29, 2026 and two vendors, exclusive to the Georgia Park, that accounted for approximately 31% of consolidated cost of sales for the 26 weeks ended March 30, 2025. The Company expects to maintain relationship with these vendors but would have replacements available if ties to these suppliers were discontinued.

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

Significant segment expenses are expenses which are regularly provided to the CODM and are included in segment operating income/(loss). These consist of segment cost of animal food, merchandise and food, other revenue driven costs, personnel costs, advertising and marketing and all other segment expenses. Segment cost of sales includes cost of animal feed and cost of gift shop merchandise, food and concessions. Other revenue driven costs include credit card fees and other revenue processing fees. Personnel costs include fixed and variable wages, benefits costs and employer payroll taxes. Other segment expenses include animal expenses, park and vehicle maintenance expenses, insurance, utilities, outside services, operating supplies and other miscellaneous expenses. The Company does not allocate corporate expenses to our segments.

The following tables set forth, for the periods indicated, certain segment information for the Company’s reportable segments:

	For the 13 weeks ended March 29, 2026
	Georgia Park	Missouri Park	Texas Park	Consolidated
Total revenue	$1,142,532	$472,678	$681,137	$2,296,347
Less significant expense categories (1):
Cost of animal food, merchandise and food	143,708	51,119	104,808	299,635
Other revenue driven costs (2)	29,037	16,599	20,857	66,493
Personnel costs (3)	344,018	205,964	157,568	707,550
Advertising and marketing	90,727	63,875	84,235	238,837
Other segment expenses (4)	279,996	104,089	105,423	489,508
Segment income	$255,046	$31,032	$208,246	$494,324
Segment operating income as percentage of total revenue	22.3%	6.6%	30.6%	21.5%

	For the 13 weeks ended March 30, 2025
	Georgia Park	Missouri Park	Texas Park	Consolidated
Total revenue	$1,046,387	$374,328	$581,306	$2,002,021
Less significant expense categories (1):
Cost of animal food, merchandise and food	185,739	39,826	89,434	314,999
Other revenue driven costs (2)	21,242	7,747	12,557	41,546
Personnel costs (3)	314,525	161,295	190,049	665,869
Advertising and marketing	85,786	53,921	95,572	235,279
Other segment expenses (4)	290,553	104,733	126,621	521,907
Segment income	$148,542	$6,806	$67,073	$222,421
Segment operating income as percentage of total revenue	14.2%	1.8%	11.5%	11.1%

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other revenue driven costs include credit card fees and other revenue processing costs driven by sales volume.
(3)	Personnel costs include fixed and variable wages, benefits and employer taxes.
(4)	Other segment expenses include all other operating expenses, including animal expenses, park and vehicle maintenance expenses, insurance, utilities, outside services, operating supplies and other miscellaneous expenses.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. BUSINESS SEGMENTS (CONTINUED)

	For the 26 weeks ended March 29, 2026
	Georgia Park	Missouri Park	Texas Park	Consolidated
Total revenue	$2,325,161	$830,229	$1,234,355	$4,389,745
Less significant expense categories (1):
Cost of animal food, merchandise and food	299,802	91,199	184,609	575,610
Other revenue driven costs (2)	52,382	23,815	32,445	108,642
Personnel costs (3)	686,458	389,673	304,716	1,380,847
Advertising and marketing	182,574	128,485	170,728	481,787
Other segment expenses (4)	537,046	199,347	204,415	940,808
Segment income (loss)	$566,899	$(2,290)	$337,442	$902,051
Segment operating income (loss) as percentage of total revenue	24.4%	-0.3%	27.3%	20.5%

	For the 26 weeks ended March 30, 2025
	Georgia Park	Missouri Park	Texas Park	Consolidated
Total revenue	$2,157,105	$664,089	$951,285	$3,772,479
Less significant expense categories (1):
Cost of animal food, merchandise and food	316,982	84,033	165,646	566,661
Other revenue driven costs (2)	42,246	12,910	19,413	74,569
Personnel costs (3)	619,554	328,021	358,772	1,306,347
Advertising and marketing	126,235	86,023	146,917	359,175
Other segment expenses (4)	569,600	195,524	245,463	1,010,587
Segment income (loss)	$482,488	$(42,422)	$15,074	$455,140
Segment operating income (loss) as percentage of total revenue	22.4%	-6.4%	1.6%	12.1%

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other revenue driven costs include credit card fees and other revenue processing costs driven by sales volume.
(3)	Personnel costs include fixed and variable wages, benefits and employer taxes.
(4)	Other segment expenses include all other operating expenses, including animal expenses, park and vehicle maintenance expenses, insurance, utilities, outside services, operating supplies and other miscellaneous expenses.

The table below sets forth, for the periods indicated, a reconciliation of reporting Consolidated segment income to Income (loss) before income taxes:

	For the 13 weeks ended		For the 26 weeks ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Consolidated segment income	$494,324	$222,421	$902,051	$455,140
Less:
Unallocated corporate expenses (1)	219,845	301,482	438,165	571,834
Depreciation and amortization	216,171	220,315	427,252	428,863
Other operating (income), net	(1,008)	—	(3,799)	(52)
Contested proxy and related matters, net	—	—	—	(567,157)
Other (income), net	(19,803)	(25,323)	(41,877)	(38,705)
Interest expense	45,859	54,709	94,611	112,178
Income (loss) before income taxes	$33,260	$(328,762)	$(12,301)	$(51,821)

(1)	Unallocated corporate expenses include corporate personnel costs, director fees and compensation, directors and officers insurance, computer software and services, professional fees and public company related expenses.

PARKS! AMERICA, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. BUSINESS SEGMENTS (CONTINUED)

Additional Segment Data

	For the 13 weeks ended		For the 26 weeks ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Depreciation and amortization
Georgia Park	$106,885	$98,832	$209,605	$188,248
Missouri Park	50,972	54,303	101,142	108,081
Texas Park	57,899	66,766	115,675	131,706
Corporate	415	414	830	828
Total depreciation and amortization	$216,171	$220,315	$427,252	$428,863

	For the 13 weeks ended		For the 26 weeks ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Capital expenditures
Georgia Park	$82,677	$443,018	$339,388	$938,794
Missouri Park	24,900	25,623	47,084	33,523
Texas Park	19,403	16,268	45,361	114,068
Total capital expenditures	$126,980	$484,909	$431,833	$1,086,385

	As of
	March 29, 2026	September 28, 2025
Assets
Georgia Park	$7,533,202	$8,043,972
Missouri Park	3,264,987	3,299,882
Texas Park	8,267,816	8,135,982
Corporate	149,734	19,606
Total assets	$19,215,739	$19,499,442

NOTE 11. SUBSEQUENT EVENTS

On April 7, 2026, the Company entered into an offer letter with Geoff Gannon (the “Offer Letter”) transitioning him to full-time employment in his role as President and Chief Executive Officer, effective as of March 31, 2026. Mr. Gannon has served as President and Chief Executive Officer of the Company since June 14, 2024, but prior to March 31, 2026, he was not employed by the Company on a full-time basis.

Pursuant to the Offer Letter, Mr. Gannon is entitled to an annual base salary of $90,000, payable on a monthly basis. In addition, Mr. Gannon is eligible to receive employer-paid health insurance benefits, subject to the Company’s ability to provide such benefits. Mr. Gannon’s employment is on an at-will basis.

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

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “we”, “our” and similar terms refer to Parks! America, Inc. and its wholly owned subsidiaries. Our fiscal year ends on the Sunday closest to September 30. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:

●	“2020 Term Loan” – Term loan credit agreement, dated as of April 27, 2020, between the Company and First Financial Bank.

●	“2021 Term Loan” – Term loan credit agreement, dated as of June 18, 2021, between the Company and Synovus Bank.

●	“2025 Term Loan” – Term loan credit agreement, dated as of September 30, 2024, between the Company and Cendera Bank N.A.

●	“Adjusted EBITDA” – Net income (loss) appearing on the Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and other significant items.

●	“Adjusted net income (loss)” – Net income (loss) appearing on the Consolidated Statements of Operations excluding significant non-recurring or non-operational items. Adjusted net income (loss) is also presented on a diluted per share basis.

●	“First Quarter 2026” – The 13 weeks ended December 28, 2025.

●	“First Quarter 2025” – The 13 weeks ended December 29, 2024.

●	“Fiscal 2026” – The 52 weeks ending September 27, 2026.

●	“Fiscal 2025” – The 52 weeks ended September 28, 2025.
●	“Fiscal 2024” – The 52 weeks ended September 29, 2024.

●	“Fourth Quarter 2025” – The 13 weeks ended September 28, 2025.

●	“GAAP” – Accounting principles generally accepted in the United States.

●	“SEC” – United States Securities and Exchange Commission.

●	“Second Quarter 2026” — The 13 weeks ended March 29, 2026.

●	“Second Quarter 2025” — The 13 weeks ended March 30, 2025.

●	“Year-to-Date 2026” — The 26 weeks ended March 29, 2026.

●	“Year-to-Date 2025” — The 26 weeks ended March 30, 2025.

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

Each of our three parks are located in rural areas. The parks are local attractions in that guests usually drive less than one hour out of their way to visit us. Park guests tend to be residents living within 100 miles of our parks, tourists staying within 100 miles of our parks and tourists driving on a road near our parks. Park guests are groups, almost never individuals and most often families, who seek away-from-home entertainment within driving distance. Management does not believe we compete with in-home entertainment or solo activities and therefore, the market is away-from-home activity seekers within driving distance of our parks. Nearby attractions can be either “complements” to our parks or “substitutes” for our parks. Nearby attractions (such as Callaway Gardens and Great Wolf Lodge near our Georgia Park) increase our attendance because some guests of those attractions visit our parks as part of the same trip.

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

Contested Proxy and Related Matters

On December 22, 2023, Focused Compounding Fund, L.P. (together with the participants in its solicitation, “Focused Compounding”) submitted documents to the Company providing notice as to a demand that the Company hold a special meeting of stockholders (the “Special Meeting”). The Special Meeting was held for the purpose of asking stockholders to consider and vote upon five proposals, including a proposal for the removal of all directors currently serving on the Board of Directors and a proposal for the election of a new Board of Directors comprised entirely of Focused Compounding’s slate of three candidates. The Special Meeting was held on February 26, 2024 and Focused Compounding’s proposal to reconstitute the Board of Directors received the votes of a majority of shareholders who voted, but not a sufficient majority for approval under Nevada law, so it did not pass.

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

No fractional shares were issued in connection with the Reverse Forward Stock Split. Instead, the Company paid cash (without interest) to any stockholder who would be entitled to receive a fractional share as a result of the Reverse Forward Stock Split:

(i)	Stockholders who held fewer than 500 shares immediately prior to the Reverse Stock Split were paid in cash (without interest) an amount equal to such number of shares of Company Common Stock held multiplied by the average of the closing sales prices of the Company Common Stock quoted on the OTC Pink market for the five consecutive trading days immediately preceding the Effective Date of the Reverse Stock Split; and
(ii)	Any remaining stockholders who would have been entitled to receive fractions of a share as a result of the Reverse Forward Stock Split were paid in cash (without interest) an amount equal to such fractions multiplied by the average of the closing sales prices of the Company Common Stock quoted on the OTC Pink market for the five consecutive trading days immediately preceding the effective date of the Reverse Forward Stock Split (with such average closing sales prices being adjusted to give effect to the Reverse Forward Stock Split).

Results of Operations

Fiscal Year. Our fiscal year end is on the Sunday closest to September 30 each year. The fiscal periods in this report are presented as follows, unless the context otherwise requires:

Fiscal Year	Ended	Weeks
2026	September 27, 2026	52
2025	September 28, 2025	52

The following table sets forth, for the periods indicated, selected income statement data.

	For the 13 weeks ended		For the 13 weeks ended
	March 29, 2026		March 30, 2025
	Dollar Amount	% of Total Revenue	Dollar Amount	% of Total Revenue
Park revenue	$2,245,902	97.8%	$1,979,345	98.9%
Sale of animals	50,445	2.2%	22,676	1.1%
Total revenue	2,296,347	100.0%	2,002,021	100.0%
Cost of sales (exclusive of depreciation and amortization)	299,635	13.0%	314,999	15.7%
Selling, general and administrative	1,722,233	75.0%	1,766,083	88.2%
Depreciation and amortization	216,171	9.4%	220,315	11.0%
Other operating (income), net	(1,008)	0.0%	—	0.0%
Income (loss) from operations	59,316	2.6%	(299,376)	-14.9%
Other (income), net	(19,803)	-0.9%	(25,323)	-1.2%
Interest expense	45,859	2.0%	54,709	2.7%
Income (loss) before income taxes	33,260	1.5%	(328,762)	-16.4%
Income tax expense (benefit)	3,715	0.2%	(81,000)	-4.0%
Net income (loss)	$29,545	1.3%	$(247,762)	-12.4%

	For the 26 weeks ended		For the 26 weeks ended
	March 29, 2026		March 30, 2025
	Dollar Amount	% of Total Revenue	Dollar Amount	% of Total Revenue
Park revenue	$4,320,312	98.4%	$3,698,375	98.0%
Sale of animals	69,433	1.6%	74,104	2.0%
Total revenue	4,389,745	100.0%	3,772,479	100.0%
Cost of sales (exclusive of depreciation and amortization)	575,610	13.1%	566,661	15.0%
Selling, general and administrative	3,350,249	76.3%	3,322,512	88.0%
Depreciation and amortization	427,252	9.7%	428,863	11.4%
Contested proxy and related matters, net	—	0.0%	(567,157)	-15.0%
Other operating (income), net	(3,799)	-0.1%	(52)	0.0%
Income from operations	40,433	1.0%	21,652	0.6%
Other (income), net	(41,877)	-1.0%	(38,705)	-1.0%
Interest expense	94,611	2.2%	112,178	3.0%
Loss before income taxes	(12,301)	-0.2%	(51,821)	-1.4%
Income tax (benefit) expense	(5,785)	-0.1%	2,900	0.1%
Net loss	$(6,516)	-0.1%	$(54,721)	-1.5%

Discussion and Analysis

Consolidated and Segment Results of Operations for Second Quarter 2026 as Compared to Second Quarter 2025

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

In January 2026 we completed a strategic switch to a new ticketing platform provider which we believe improves guest experience while also providing improved functionality and reporting for our park customer service teams. This change had a net neutral impact on our profitability. With this change in January 2026 we started to directly upcharge and collect from customers a transaction processing fee that is included in total Park revenue and included in Other revenue driven costs. Prior to January 2026 we did not directly upcharge for the customer transaction processing fees and therefore the customer transaction processing fees were excluded from total Park revenue and Other revenue driven costs. We did present pro-forma Park revenue excluding transaction processing fees collected from customers for Second Quarter 2026 for comparison to Second Quarter 2025 and for Year-to-Date 2026 compared to Year-to-Date 2025.

The following table shows our consolidated and segment operating results for the 13 weeks ended March 29, 2026 and March 30, 2025:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	For the 13 weeks ended		For the 13 weeks ended		For the 13 weeks ended		For the 13 weeks ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Total revenue	$1,142,532	$1,046,387	$472,678	$374,328	$681,137	$581,306	$2,296,347	$2,002,021
Less significant expense categories: (1)
Cost of animal food, merchandise and food	143,708	185,739	51,119	39,826	104,808	89,434	299,635	314,999
Other revenue driven costs (2)	29,037	21,242	16,599	7,747	20,857	12,557	66,493	41,546
Personnel costs (3)	344,018	314,525	205,964	161,295	157,568	190,049	707,550	665,869
Advertising and marketing	90,727	85,786	63,875	53,921	84,235	95,572	238,837	235,279
Other segment expenses (4)	279,996	290,553	104,089	104,733	105,423	126,621	489,508	521,907
Segment income	255,046	148,542	31,032	6,806	208,246	67,073	494,324	222,421
Segment operating margin %	22.3%	14.2%	6.6%	1.8%	30.6%	11.5%	21.5%	11.1%

Less:
Unallocated corporate expenses (5)							219,845	301,482
Depreciation and amortization							216,171	220,315
Other operating (income), net							(1,008)	—
Other (income), net							(19,803)	(25,323)
Interest expense							45,859	54,709
Income (loss) before income taxes							$33,260	$(328,762)

(1) The significant expense categories and amounts align with the segment -level information that is regularly provided to the CODM.

(2) Other revenue driven costs include credit card fees and other revenue processing costs driven by sales volume.

(3) Personnel costs include fixed and variable wages, benefits and employer taxes.

(4) Other segment expenses include all other operating expenses, including animal expenses, park and vehicle maintenance expenses, insurance, utilities, outside services, operating supplies and other miscellaneous expenses.

(5) Unallocated corporate expenses include corporate personnel costs, director fees and compensation, directors and officers insurance, computer software and services, professional fees and public company related expenses.

The following table shows our consolidated and segment Park revenue for the 13 weeks ended March 29, 2026 and March 30, 2025, respectively, along with proforma Park revenue for the 13 weeks ended March 29, 2026:

	For the 13 weeks ended
	March 29, 2026	Proforma	March 30, 2025
Georgia	$1,102,537	$1,091,552	$1,039,131
Missouri	462,228	454,688	361,078
Texas	681,137	673,583	579,136
Total Park revenue	$2,245,902	$2,219,823	$1,979,345

Results of Operations

Second Quarter 2026 compared with Second Quarter 2025

Total Revenue and Park Revenue

Total revenue was $2.30 million in Second Quarter 2026, an increase of $294,326 or 14.7%, compared to $2.00 million during Second Quarter 2025. On a pro-forma basis, adjusting for the change to exclude transaction processing fees collected from customers in Park revenue, our total revenue was $2.27 million in Second Quarter 2026, an increase of $268,247 or 13.4% compared to $2.00 million during Second Quarter 2025.

Park revenue was $2.25 million in Second Quarter 2026, an increase of $266,557 or 13.5%, compared to $1.98 million during Second Quarter 2025. On a pro-forma basis, adjusting for the change to exclude transaction processing fees collected from customers in Park revenue, our Park revenue was $2.22 million in Second Quarter 2026, an increase of $240,478 or 12.1% compared to $1.98 million during Second Quarter 2025.

Animal sales were $50,445 in Second Quarter 2026, an increase of $27,769 compared to $22,676 during Second Quarter 2025. The increase is driven by the timing of animal sales at our Georgia Park year-over-year.

Georgia Park revenue was $1.10 million in Second Quarter 2026, an increase of $63,406 or 6.1% compared to $1.04 million during Second Quarter 2025. The increase was primarily driven by the increase in attendance year-over-year. In addition, in-park guest spending on animal encounters increased due to concerted effort by management to allocate more resources to offer additional animal encounters to the guests, as well as an increase in food service and gift shop revenue due to higher attendance. On a pro-forma basis, adjusting for the change to exclude customer transaction processing fees in Georgia Park revenue, our Park revenue was $1.09 million in Second Quarter 2026, an increase of $52,421 or 5.0% compared to $1.04 million during Second Quarter 2025.

Missouri Park revenue was $462,228 in Second Quarter 2026, an increase of $101,150 or 28.0% compared to $361,078 during Second Quarter 2025. The increase was primarily driven by higher attendance due to more favorable weather conditions over the winter months compared to the prior year. In addition, in-park guest spending on animal encounters increased primarily due to the addition and success of the capybara encounter offering, as well as the completion of the new animal encounter building to complement the guest experience for animal encounters. On a pro-forma basis, adjusting for the change to exclude customer transaction processing fees in Missouri Park revenue, our Park revenue was $454,688 in Second Quarter 2026, an increase of $93,610 or 25.9% compared to $361,078 during Second Quarter 2025.

Texas Park revenue was $681,137 in Second Quarter 2026, an increase of $102,001 or 17.6% compared to $579,136 during Second Quarter 2025. While overall attendance was down in Second Quarter 2026 compared to Second Quarter 2025, admission revenue increased due to increased admission ticket prices. In addition, in-park guest spending on animal food and animal encounters increased primarily because certain admission packages included animal food and animal encounters in the price of the admission during Second Quarter 2025. In addition, we were able to provide guests with more animal encounter offerings and availability due to additional staffing. On a pro-forma basis, adjusting for the change to exclude customer transaction processing fees in Texas Park revenue, our Park revenue was $673,583 in Second Quarter 2026, an increase of $94,447 or 16.3% compared to $579,136 during Second Quarter 2025.

Attendance

Georgia Park attendance increased approximately 7.9% during Second Quarter 2026 compared to Second Quarter 2025. This was primarily driven by more favorable weather conditions compared to Second Quarter 2025. In Second Quarter 2025 we experienced adverse weather conditions and a two-day power outage that required the park to be closed as well as rainy and colder than average weather temperature that negatively impacted attendance.

Missouri Park attendance increased by approximately 9.8% during Second Quarter 2026 compared to Second Quarter 2025 primarily driven by more favorable weather conditions during the winter months compared to Second Quarter 2025. In Second Quarter 2025 we experienced adverse weather conditions and snow that required the park to be closed for one week and closed for other consecutive days due to rainy and colder than average weather temperatures.

Texas Park attendance decreased approximately 23.0% in Second Quarter 2026 compared to Second Quarter 2025 primarily due to rainy weather the first two days of Spring Break resulting in lower attendance compared to Second Quarter 2025. In Second Quarter 2025 we experienced a significant increase in attendance during Spring Break due to the positive response to new marketing strategies. In addition, our Texas Park was closed on Tuesdays and Wednesdays for all weeks, except Spring Break week, during Second Quarter 2026 compared to being open seven days a week during Second Quarter 2025.

Significant Expenses

Cost of animal food, merchandise and food

Consolidated cost of animal food, merchandise and food was $299,635 in Second Quarter 2026, a decrease of $15,364 or 4.9% compared to $314,999 during Second Quarter 2025. The decrease was primarily attributed to the Georgia Park decrease in resale and non-sale animal food cost of sales due to an inventory adjustment in Second Quarter 2025.

Other revenue driven costs

Consolidated other revenue driven costs were $66,493 in Second Quarter 2026, an increase of $24,947 or 60.0% compared to $41,546 during Second Quarter 2025 primarily driven by the additional expense related to the transaction processing fees paid to the new ticketing platform provider that was excluded in Second Quarter 2025. On a pro forma basis, excluding the transaction processing fees paid to the new ticketing platform provider, consolidated other revenue driven costs were $40,965 in Second Quarter 2026, a decrease of $581 or 1.4% compared to $41,546 during Second Quarter 2025. Other revenue driven costs during Second Quarter 2026 include a cost-plus fee adjustment credit from our payment processor, in the amount of $7,545, provided to us through our contractual relationship with our new ticketing platform provider.

Personnel costs

Consolidated personnel costs were $707,550 in Second Quarter 2026, an increase of $41,681 or 6.3% compared to $665,869 during Second Quarter 2025. The increase in personnel costs at the Georgia Park and Missouri Park was primarily driven by additional education and zookeeper personnel compared to Second Quarter 2025. This was offset by a decrease in personnel costs at our Texas Park due to the park being closed to the public two days a week in Second Quarter 2026 compared to being open seven days a week during Second Quarter 2025. In addition, an internal graphic designer and event planner were hired during Fourth Quarter 2025 and a social media content and animal educator hired later in Second Quarter 2026 for the benefit of all three parks.

Advertising and marketing

Consolidated advertising and marketing expenses were $238,837 in Second Quarter 2026, an increase of $3,558 or 1.5% compared to $235,279 during Second Quarter 2025. The Company switched its advertising agency in First Quarter 2025. The new advertising agency recommended a different mix of advertising and marketing strategies that included increased social media and digital marketing spending.

Other segment expenses

Consolidated other segment expenses were $489,508 in Second Quarter 2026, a decrease of $32,399 or 6.2% compared to $521,907 during Second Quarter 2025. The decrease was primarily driven by lower insurance expenses at all three parks and a decrease at our Texas Park due to lower veterinary costs and animal expenses, primarily due to an animal insurance policy purchased for a limited term period for the transportation of a giraffe.

Segment Income

Consolidated segment income was $494,324 in Second Quarter 2026, an increase of $271,903 from $222,421 during Second Quarter 2025.

Georgia Park segment income was $255,046 in Second Quarter 2026, an increase of $106,504 or 71.7% from $148,542 during Second Quarter 2025. The increase was primarily driven by an increase in admission revenue and in-park guest spending on animal encounters. In addition, higher attendance generated increased gross margin from in-park guest spending on animal food, gift shop and food service. These increases in Park revenue more than offset the changes in significant segment expenses, primarily higher personnel costs, higher advertising and marketing costs and higher other revenue driven costs, due to the transaction processing fee paid to the new ticketing platform provider, compared to Second Quarter 2025.

Missouri Park segment income was $31,032 in Second Quarter 2026, an increase of $24,226 from $6,806 during Second Quarter 2025. The increase was primarily driven by an increase in admission revenue and in-park guest spending on animal encounters offset by higher personnel costs, higher advertising and marketing and higher other revenue driven costs due to the transaction processing fee paid to the new ticketing platform provider compared to Second Quarter 2025.

Texas Park segment income was $208,246 in Second Quarter 2026, an increase of $141,173 from $67,073 during Second Quarter 2025. The increase was primarily driven by an increase in admission revenue and in-park guest spending on animal encounters as well as increased gross margin from higher in-park guest spending on animal food and changes in significant segment expenses, primarily lower personnel costs, lower advertising and marketing costs and lower travel related costs and higher other revenue driven costs, due to the transaction processing fee paid to the new ticketing platform provider, compared to Second Quarter 2025.

Corporate Expenses

Corporate expenses were $219,845 in Second Quarter 2026, a decrease of $81,637 from $301,482 during Second Quarter 2025 primarily driven by lower professional fees, due to timing of accruals, lower insurance expense and lower personnel costs compared to Second Quarter 2025.

Depreciation and Amortization Expense

Depreciation and amortization expense was $216,171 in Second Quarter 2026, a decrease of $4,144 compared to $220,315 during Second Quarter 2025. The decrease was driven by lower depreciation expense for our Texas Park and Missouri Park due to assets becoming fully depreciated offset by higher depreciation expense at the Georgia Park related to the new restroom facility placed in service during Second Quarter 2025.

Other Operating (Income), net

Other operating income, net was $1,008 in Second Quarter 2026 compared to none in Second Quarter 2025. The increase was due to net gain on disposals of property and equipment during Second Quarter 2026.

Other Income, net

Other income, net was $19,803 in Second Quarter 2026, a decrease of $5,520 from $25,323 during Second Quarter 2025. The decrease was primarily driven by interest income received on a federal income tax refund during Second Quarter 2025.

Interest Expense

Interest expense was $45,859 in Second Quarter 2026, a decrease of $8,850 from $54,709 during Second Quarter 2025. The decrease was primarily driven by the reduction in the 2025 Term Loan variable interest rate of approximately 75 basis points compared to Second Quarter 2025 and a decrease in the 2021 Term Loan interest due to lower principal balances.

Income Taxes

We recorded income tax expense for Second Quarter 2026 of $3,715 which resulted in an effective tax rate of 11.2% compared to income benefit of $81,000 for Second Quarter 2025 which resulted in an effective tax rate of 24.6%. The overall effective tax rate varies from the U.S. federal statutory rate of 21.0% primarily due to Georgia state taxes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes a broad range of tax reform provisions that may affect the Company’s financial results. The OBBBA has multiple effective dates, with certain provisions effective in 2026 and others implemented through 2027. The Company is currently evaluating the impact of these provisions which could affect the Company’s income tax expense and deferred tax assets; however, it is not expected to have a material impact on our Consolidated Financial Statements (Unaudited).

Net Income (Loss) and Earnings (Loss) per share

As a result of the above factors, Net income was $29,545 and basic and diluted earnings per share of $0.04 in Second Quarter 2026 compared with Net loss of $247,762 and basic and diluted loss per share of $0.33 in Second Quarter 2025.

The following table shows our consolidated and segment operating results for the 26 weeks ended March 29, 2026 and March 30, 2025:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	For the 26 weeks ended		For the 26 weeks ended		For the 26 weeks ended		For the 26 weeks ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Total revenue	$2,325,161	$2,157,105	$830,229	$664,089	$1,234,355	$951,285	$4,389,745	$3,772,479
Less significant expense categories: (1)
Cost of animal food, merchandise and food	299,802	316,982	91,199	84,033	184,609	165,646	575,610	566,661
Other revenue driven costs (2)	52,382	42,246	23,815	12,910	32,445	19,413	108,642	74,569
Personnel costs (3)	686,458	619,554	389,673	328,021	304,716	358,772	1,380,847	1,306,347
Advertising and marketing	182,574	126,235	128,485	86,023	170,728	146,917	481,787	359,175
Other segment expenses (4)	537,046	569,600	199,347	195,524	204,415	245,463	940,808	1,010,587
Segment income (loss)	566,899	482,488	(2,290)	(42,422)	337,442	15,074	902,051	455,140
Segment operating margin (loss) %	24.4%	22.4%	-0.3%	-6.4%	27.3%	1.6%	20.5%	12.1%

Less:
Unallocated corporate expenses (5)							438,165	571,834
Depreciation and amortization							427,252	428,863
Other operating (income), net							(3,799)	(52)
Contested proxy and related matters, net							—	(567,157)
Other (income), net							(41,877)	(38,705)
Interest expense							94,611	112,178
Loss before income taxes							$(12,301)	$(51,821)

(1) The significant expense categories and amounts align with the segment -level information that is regularly provided to the CODM.

(2) Other revenue driven costs include credit card fees and other revenue processing costs driven by sales volume.

(3) Personnel costs include fixed and variable wages, benefits and employer taxes.

(4) Other segment expenses include all other operating expenses, including animal expenses, park and vehicle maintenance expenses, insurance, utilities, outside services, operating supplies and other miscellaneous expenses.

(5) Unallocated corporate expenses include corporate personnel costs, director fees and compensation, directors and officers insurance, computer software and services, professional fees and public company related expenses.

The following table shows our consolidated and segment Park revenue for 26 weeks ended March 29, 2026 and March 30, 2025, respectively, along with proforma Park revenue for the 26 weeks ended March 29, 2026:

	For the 26 weeks ended
	March 29, 2026	Proforma	March 30, 2025
Georgia	$2,273,686	$2,262,701	$2,122,050
Missouri	819,379	811,839	636,810
Texas	1,227,247	1,219,693	939,515
Total Park revenue	$4,320,312	$4,294,233	$3,698,375

Year-to-Date 2026 compared with Year-to-Date 2025

Total Revenue and Park Revenue

Our total revenue was $4.39 million for Year-to-Date 2026, an increase of $617,266 or 16.4%, compared to $3.77 million during Year-to-Date 2025. On a pro-forma basis, adjusting for the change to exclude transaction processing fees collected from customers in Park revenue, our total revenue was $4.36 million for Year-to-Date 2026, an increase of $591,187 or 15.7% compared to $3.77 million during Year-to-Date 2025.

Our total Park revenue was $4.32 million for Year-to-Date 2026, an increase of $621,937 or 16.8%, compared to $3.70 million during Year-to-Date 2025. On a pro-forma basis, adjusting for the change to exclude transaction processing fees collected from customers in Park revenue, our Park revenue was $4.29 million for Year-to-Date 2026, an increase of $595,858 or 16.1% compared to $3.70 million during Year-to-Date 2025.

Animal sales were $69,433 for Year-to-Date 2026, a decrease of $4,671 compared to $74,104 for Year-to-Date 2025 primarily driven by a decrease in animal sales at our Texas Park due to timing of animal sales.

Georgia Park revenue was $2.27 million for Year-to-Date 2026, an increase of $151,636 or 7.1% compared to $2.12 million during Year-to-Date 2025. The increase was primarily driven by the increase in attendance year-over-year primarily due to more favorable weather conditions, especially during the weeks of Thanksgiving and Christmas in First Quarter 2026 compared to the prior year. In addition, in-park guest spending on animal encounters increased due to concerted effort by management to allocate more resources to offer additional animal encounters to the guests, as well as an increase in food service and gift shop revenue due to the higher attendance. On a pro-forma basis, adjusting for the change to exclude customer transaction processing fees in Georgia Park revenue, our Park revenue was $2.26 million for Year-to-Date 2026, an increase of $140,651 or 6.6% compared to $2.12 million during Year-to-Date 2025.

Missouri Park revenue was $819,379 for Year-to-Date 2026, an increase of $182,569 or 28.7% compared to $636,810 during Year-to-Date 2025. The increase was primarily driven by higher attendance due to more favorable weather conditions over the winter months and especially during the week of Christmas in First Quarter 2026 compared to the prior year. In addition, in-park guest spending on animal encounters increased primarily due to the addition and success of the capybara encounter offering not offered in the prior year, as well as the completion of the new animal encounter building to complement the guest experience for animal encounters. On a pro-forma basis, adjusting for the change to exclude customer transaction processing fees in Missouri Park revenue, our Park revenue was $811,839 for Year-to-Date 2026, an increase of $175,029 or 27.5% compared to $636,810 during Year-to-Date 2025.

Texas Park revenue was $1.23 million for Year-to-Date 2026, an increase of $287,732 or 30.6% compared to $0.94 million during Year-to-Date 2025. The increase in revenue was driven by higher admission ticket prices year-over-year and an increase in in-park guest spending primarily on animal encounters and animal food because during Year-to-Date 2025 certain admission packages included animal food and animal encounters in the admission pricing. On a pro-forma basis, adjusting for the change to exclude customer transaction processing fees in Texas Park revenue, our Park revenue was $1.22 million for Year-to-Date 2026, an increase of $280,178 or 29.8% compared to $0.94 million during Year-to-Date 2025.

Attendance

Georgia Park attendance increased approximately 3.7% during Year-to-Date 2026 compared to Year-to-Date 2025.

Missouri Park attendance increased by approximately 15.0% during Year-to-Date 2026 compared to Year-to-Date 2025 primarily driven by more favorable weather conditions during the winter months, especially during the first week of Christmas compared to Year-to-Date 2025.

Texas Park provided customers with free admissions promotions on certain days during the Year-to-Date 2025 and we do not believe attendance is comparable to the prior year.

Significant Expenses

Cost of animal food, merchandise and food

Consolidated cost of animal food, merchandise and food was $575,610 for Year-to-Date 2026, an increase of $8,949 or 1.6% compared to $566,661 during Year-to-Date 2025. The increase was primarily attributed to the Georgia Park increase in food service cost of sales due to the increase in food service revenue.

Other revenue driven costs

Consolidated other revenue driven costs were $108,642 for Year-to-Date 2026, an increase of $34,073 or 45.7% compared to $74,569 during Year-to-Date 2025. The increase was driven by an increase in Park revenue, as well as the additional expense related to the transaction processing fees paid to the new ticketing platform provider that was excluded in Year-to-Date 2025. On a pro forma basis, excluding the transaction processing fees paid to the new ticketing platform provider, consolidated other revenue driven costs were $83,114 for Year-to-Date 2026, an increase of $8,545 or 11.5% compared to $74,569 during Year-to-Date 2025. Other revenue driven costs during Year-to-Date 2026 include a cost-plus fee adjustment credit from our payment processor, in the amount of $7,545, provided to us during Year-to-Date 2026 through our contractual relationship with our new ticketing platform provider.

Personnel costs

Consolidated personnel costs were $1.38 million for Year-to-Date 2026, an increase of $74,500 or 5.7% compared to $1.31 million during Year-to-Date 2025. The increase in personnel costs at the Georgia Park and Missouri Park was primarily driven by additional education and zookeeper personnel compared to Year-to-Date 2025 offset by a decrease in personnel costs at the Texas Park due to the park being closed to the public two days a week Year-to-Date 2026 compared to being open seven days a week during Year-to-Date 2025. In addition, an internal graphic designer and event planner were hired during Fourth Quarter 2025 and a social media content and animal educator hired later in Second Quarter 2026 for the benefit of all three parks.

Advertising and marketing

Consolidated advertising and marketing expenses were $481,787 for Year-to-Date 2026, an increase of 122,612 or 34.1% compared to $359,175 during Year-to-Date 2025. The Company switched its advertising agency in First Quarter 2025. The new advertising agency recommended a different mix of advertising and marketing strategies that included increased social media and digital marketing spending in Year-to-Date 2026 compared to Year-to-Date 2025.

Other segment expenses

Consolidated other segment expenses were $0.94 million for Year-to-Date 2026, a decrease of $69,779 or 6.9% compared to $1.01 million during Year-to-Date 2025. The decrease was primarily driven by lower insurance and outside services for all three parks, as well as lower park maintenance expenses, due to the one-time demolition costs of an unoccupied house on the Georgia Park grounds in Year-to-Date 2025. In addition, the Texas Park had lower operating expenses, primarily lower travel related costs, veterinary costs and animal expenses, primarily due to an animal insurance policy purchased for a limited term period for the transportation of a giraffe compared to Year-to-Date 2025.

Segment Income

Our consolidated segment income was $902,051 for Year-to-Date 2026, an increase of $446,911 from $455,140 during Year-to-Date 2025.

Our Georgia Park segment income was $566,899 for Year-to-Date 2026, an increase of $84,411 from $482,488 during Year-to-Date 2025. The increase was primarily driven by an increase in admission revenue and in-park guest spending on animal encounters, as well as increased gross margin from higher in-park guest spending on animal food, gift shop and food service. These increases in Park revenue more than offset the changes in significant segment expenses, primarily higher personnel and benefit costs, higher advertising and marketing costs, higher other revenue driven costs, due to the inclusion of the transaction processing fee paid to the new ticketing platform provider, and lower insurance expense and lower park maintenance expense, primarily due to one-time demolition costs of an unoccupied house at the Georgia Park in First Quarter 2025, compared to Year-to-Date 2025.

Our Missouri Park segment loss was $2,290 for Year-to-Date 2026, a decrease of $40,132, from segment loss of $42,422 during Year-to-Date 2025. The increase in admission revenue and in-park guest spending, primarily on animal encounters, was more than the increase in personnel costs, advertising and marketing costs and other revenue driven costs, due to the inclusion of the transaction processing fee paid to the new ticketing platform provider, offset by lower insurance expense compared to Year-to-Date 2025.

Our Texas Park segment income was $337,442 for Year-to-Date 2026, an increase of $322,368, from $15,074 during Year-to-Date 2025. The increase was primarily driven by an increase in admission revenue and in-park guest spending on animal encounters and increased gross margin from in-park guest spending on animal food and changes in significant segment expenses, primarily lower personnel costs, lower insurance and travel related costs and an increase in advertising and marketing costs and higher other revenue driven costs, due to the inclusion of the transaction processing fee paid to the new ticketing platform provider, compared to Year-to-Date 2025 as well as higher animal expenses, primarily due to an animal insurance policy purchased for a limited policy period for the transportation of a giraffe during Year-to-Date 2025.

Corporate Expenses

Corporate expenses were $438,165 for Year-to-Date 2026, a decrease of $133,669 compared to $571,834 during Year-to-Date 2025. The decrease was driven by lower professional fees, due to timing of accruals, lower insurance expense, director fee compensation expense and lower personnel costs compared to Year-to-Date 2025.

Depreciation and Amortization Expense

Depreciation and amortization expense was $427,252 for Year-to-Date 2026, a decrease of $1,611 from $428,863 during Year-to-Date 2025. The decrease was driven by lower depreciation expense for our Texas Park and Missouri Park due to assets becoming fully depreciated offset by higher depreciation expense at the Georgia Park related to the new restroom facility placed in service during Second Quarter 2025.

Contested Proxy and Related Matters, net

Contested proxy and related matters, net was none Year-to-Date 2026 compared to a credit of $567,157 during Year-to-Date 2025. The credit in Year-to-Date 2025 was from the receipt of insurance proceeds in First Quarter 2025 from our directors and officers insurance policy associated with the contested proxy and related matters. See Note 3, Contested Proxy and Related Matters, to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Other Operating (Income), net

Other operating income, net was $3,799 in Year-to-Date 2026, an increase of $3,747 compared to $52 during Year-to-Date 2025. The increase was due to higher net gain on disposals of property and equipment during Year-to-Date 2026 compared to Year-to-Date 2025.

Other (Income), net

Other income, net was $41,877 for Year-to-Date 2026, an increase of $3,172 from $38,705 during Year-to-Date 2025. The increase is primarily driven by higher other income, net, at the Texas Park Year-to-Date 2026 due to one-time non-operating expense included Year-to-Date 2025. This increase was offset by lower interest income primarily due to interest income received on a federal income tax refund in Year-to-Date 2025 as well as lower interest income due to lower interest rates and average money market balances compared to Year-to-Date 2025.

Interest Expense

Interest expense was $94,611 for Year-to-Date 2026, a decrease of $17,567 from $112,178 during Year-to-Date 2025. The decrease was primarily driven by the reduction in the 2025 Term Loan variable interest rate of approximately 75 basis points compared to Year-to-Date 2025 and a decrease in the 2021 Term Loan interest due to lower principal balances.

Income Taxes

We recorded income tax benefit for Year-to-Date 2026 of $5,785 which resulted in an effective tax rate of 47.0% compared to income tax expense of $2,900 for Year-to-Date 2025 which resulted in an effective tax rate of (5.60%). The overall effective tax rate varies from the U.S. federal statutory rate of 21.0% primarily due to Georgia state taxes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes a broad range of tax reform provisions that may affect the Company’s financial results. The OBBBA has multiple effective dates, with certain provisions effective in 2026 and others implemented through 2027. The Company is currently evaluating the impact of these provisions which could affect the Company’s income tax expense and deferred tax assets; however, it is not expected to have a material impact on our Consolidated Financial Statements (Unaudited).

Net Loss and Loss Per Share

As a result of the above factors, Net loss was $6,516 and basic and diluted loss per share of $0.01 in Year-to-Date 2026 compared with Net loss of $54,721 and basic and diluted loss per share of $0.07 in Year-to-Date 2025.

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

Adjusted net income (loss) is defined as net income (loss) excluding significant non-recurring or non-operational items as set forth below. While adjusted net income (loss) is a non-GAAP measurement, management believes that it is an important indicator of operating performance and useful to investors. Other significant non-recurring and non-operational items, while periodically affecting our results, may vary significantly from period to period and have disproportionate effects in a given period, which affects comparability of results and are described below:

●	Contested proxy and related matters, net – directors and officers insurance proceeds for the 26 weeks ended March 30, 2025.

The following table sets forth, for the periods indicated, a reconciliation of Net income (loss) to Adjusted net income (loss) and Adjusted diluted net income (loss) per share:

Unaudited

	For the 13 weeks ended		For the 26 weeks ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Net income (loss)	$29,545	$(247,762)	$(6,516)	$(54,721)
Contested proxy and related matters, net	—	—	—	(567,157)
Tax impact (1)	—	—	—	153,150
Adjusted net income (loss)	$29,545	$(247,762)	$(6,516)	$(468,728)
Adjusted diluted net earnings (loss) per share	$0.04	$(0.33)	$(0.01)	$(0.62)
Diluted weighted average common shares outstanding	752,621	757,270	752,849	757,270

(1)	The tax impact of adjustments is calculated at the applicable U.S. Federal and State statutory rates.

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

Other significant items, while periodically affecting our results, may vary significantly from period to period and have disproportionate effects in a given period, which affects comparability of results and are described below:

●	Contested proxy and related matters, net – directors and officers insurance proceeds for the 26 weeks ended March 30, 2025.

●	Net gain or loss on disposal of property and equipment – disposal of property and equipment for the 13 and 26 weeks ended March 29, 2026 and March 30, 2025.

The following table sets forth, for the periods indicated, selected income statement data and a reconciliation of our Net income (loss) to Adjusted EBITDA:

Unaudited

	For the 13 weeks ended		For the 26 weeks ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Net income (loss)	$29,545	$(247,762)	$(6,516)	$(54,721)
Income tax expense (benefit)	3,715	(81,000)	(5,785)	2,900
Interest expense	45,859	54,709	94,611	112,178
Depreciation and amortization	216,171	220,315	427,252	428,863
Contested proxy and related matters, net	—	—	—	(567,157)
Gain on disposal of property and equipment, net	(1,008)	—	(3,799)	(52)
Adjusted EBITDA	$294,282	$(53,738)	$505,763	$(77,989)

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

Our working capital was $3.01 million as of March 29, 2026, compared to $3.28 million as of September 28, 2025. The decrease in working capital primarily reflects a reduction in cash used for the payments of other current liabilities, primarily bonuses, accrued professional fees and property taxes, as well as cash used for capital expenditures and scheduled term loan payments.

Total long-term debt, including current maturities, as of March 29, 2026 was $2.99 million compared to $3.19 million as of September 28, 2025. The decrease in total long-term debt is primarily the result of scheduled term loan principal payments paid during Year-to-Date 2026.

As of March 29, 2026, we had stockholders’ equity of $15.22 million and total loan debt of $2.99 million, resulting in a debt-to-equity ratio of 0.20 to 1.0, compared to stockholders’ equity of $15.27 million and total loan debt of $3.19 million resulting in a debt-to-equity ratio of 0.21 to 1.0 as of September 28, 2025.

Operating Activities

Net cash provided by operating activities was $263,506 during Year-to-Date 2026, compared to net cash used in operating activities of $162,671 resulting in an increase in cash provided by operating activities of $426,177 during Year-to-Date 2025. The decrease in net loss was offset by higher cash provided due to the year-over-year changes in working capital, primarily accounts payable, as directors and officers insurance proceeds received in First Quarter 2025 were used to pay down accounts payable associated with the contested proxy and related matters.

Investing Activities

Net cash used in investing activities was $424,936 during Year-to-Date 2026, compared to $223,943 during Year-to-Date 2025 resulting in a net increase of $200,993. Our investing activity during Year-to-Date 2026 included capital spending of $431,833. Our investing activity during Year-to-Date 2025 included cash provided of $838,442 from the maturity of short-term investments in certificates of deposit. Our capital spending for Year-to-Date 2025 was $1.1 million. The decrease in capital spending in Year-to-Date 2026 is primarily attributed to the higher capital spending at the Georgia Park during First Quarter 2025 primarily related to the new restroom facility.

Financing Activities

Net cash used in financing activities was $238,027 during Year-to-Date 2026, compared to $129,129 during Year-to-Date 2025 resulting in an increase of $108,898. During Year-to-Date 2026 our financing activity was scheduled term loan principal payments of $198,327 and purchases of treasury stock of $39,700. During Year-to-Date 2025, the 2020 Term Loan was refinanced with the 2025 Term Loan during First Quarter 2025 resulting in net cash provided of $110,456 offset by payments of $239,585 for scheduled term loan principal payments and term loan refinancing fees.

Borrowing Agreements

On September 30, 2024, Aggieland-Parks, Inc. completed a refinancing transaction of the 2025 Term Loan with Cendera Bank N.A. The 2025 Term Loan provided an original principal amount of $2.5 million, the proceeds of which were used to repay all the indebtedness under the 2020 Term Loan, and bears interest at a daily adjusted rate equal to the Prime Rate minus 0.5%. The initial interest rate was 7.50%. As of March 29, 2026, the effective interest rate was at 6.25%. The 2025 Term Loan has a term of 10 years, with a 15-year amortization, and a balloon payment of the outstanding principal balance due September 30, 2034. The initial monthly loan payment was $23,200 and has been reduced with the decrease in the effective interest rate to $21,619 as of March 29, 2026. Aggieland-Parks, Inc., paid approximately $60,716 of fees and expenses in connection with the 2025 Term Loan. The outstanding balance of the 2025 Term Loan was $2.36 and $2.41 million as of March 29, 2026 and September 28, 2025, respectively.

The 2025 Term Loan is secured by substantially all the assets of Aggieland-Parks, Inc., as well as a cash collateral reserve of $2.5 million established by Focused Compounding Fund, L.P., with Cendera Bank N.A. Geoffrey Gannon and Andrew Kuhn control Focused Compounding Fund, L.P., and each serve on the Board of the Company, and Mr. Gannon serves as the Company’s President. Focused Compounding did not receive a fee or any other benefit in connection with establishing the above-described cash collateral reserve. See Note 4, Long-term Debt to the Consolidated Financial Statements (Unaudited).

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

ITEM 4. CONTROLS AND PROCEDURES

Parks! America, Inc. (the “Registrant”) maintains “controls and procedures,” as such term is defined under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) in Rule 13a-15(f) promulgated thereunder, that are designed to ensure that information required to be disclosed in the Registrant’s Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Registrant’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Registrant’s management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended March 29, 2026 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents a month-to-month summary of information with respect to purchases of common stock made during Second Quarter 2026 pursuant to the 2025 Share Repurchase Program announced on December 17, 2025:

Period	Total Number of Shares Purchased (1)	Average Price per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (3)
December 29, 2025 - January 25, 2026	1,000	$39.70	1,000	74,000
January 26, 2026 - February 22, 2026	—	$—	—	74,000
February 23, 2026 - March 29, 2026	—	$—	—	74,000
Total	1,000	$39.70	1,000

(1) The Company plans to retire all shares of common stock purchased under the 2025 Share Repurchase Program.

(2) Average price paid per share excludes excise taxes.

(3) On December 17, 2025, the Company announced that its Board of Directors authorized the Company to repurchase up to the lesser of 75,000 shares (9.95% of shares outstanding on December 17, 2025) or $3.0 million of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 29, 2026, as such terms are defined under Item 408(a) or Regulation S-K.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.1***	Offer Letter from Parks! America, Inc. to Geoff Gannon relating to employment, dated April 7, 2026. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2026).

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
***	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

May 11, 2026	By:	/s/ Geoffrey Gannon
Geoffrey Gannon
President
(Principal Executive Officer)

	By:	/s/ Rebecca S. McGraw
Rebecca S. McGraw
Chief Financial Officer
(Principal Financial Officer)

