Form 10-Q
period 2026-06-28
PARKS AMERICA, INC
filed 2026-08-07
CIK 1297937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2026

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

As of August 5, 2026, the issuer had 749,709 outstanding shares of Common Stock.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PRKA	OTCQX

Table of Contents

PARKS! AMERICA, INC. AND SUBSIDIARIES

PARKS! AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 28, 2026	September 28, 2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,344,754	$3,877,394
Accounts receivable, net	277	18,293
Inventories, net	321,845	313,556
Prepaid expenses and other current assets	200,141	231,678
Total current assets	4,867,017	4,440,921
Property and equipment, net	14,984,177	15,023,230
Intangible assets, net	14,815	22,615
Other assets	15,343	12,676
TOTAL ASSETS	$19,881,352	$19,499,442
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$172,416	$92,608
Other current liabilities	506,281	667,243
Current portion of long-term debt	342,064	397,830
Total current liabilities	1,020,761	1,157,681
Long-term debt, net	2,534,573	2,787,718
Other liabilities	66,358	—
Deferred tax liability, net	460,700	288,901
TOTAL LIABILITIES	4,082,392	4,234,300
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.001 - authorized: 10,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $.001 - authorized: 300,000,000 shares; 753,577 and 753,577 shares issued and 749,709 and 753,577 outstanding, respectively	754	754
Additional paid-in capital	5,093,567	5,093,567
Treasury stock, at cost, 3,868 and zero shares, respectively	(151,989)	—
Accumulated other comprehensive loss	(50,433)	—
Retained earnings	10,907,061	10,170,821
TOTAL STOCKHOLDERS’ EQUITY	15,798,960	15,265,142
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,881,352	$19,499,442

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the 13 weeks ended		For the 39 weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Park revenue	$3,424,373	$3,397,658	$7,744,685	$7,096,033
Sale of animals	74,930	78,262	144,363	152,366
Total revenue	3,499,303	3,475,920	7,889,048	7,248,399

Cost of sales (exclusive of depreciation and amortization)	481,650	401,846	1,057,260	968,507
Selling, general and administrative	1,838,398	1,813,001	5,188,647	5,135,513
Depreciation and amortization	220,799	230,756	648,051	659,619
Contested proxy and related matters, net	—	(103,657)	—	(670,814)
Other operating expense (income), net	—	13,750	(3,799)	13,698
Income from operations	958,456	1,120,224	998,889	1,141,876

Other (income), net	(17,454)	(18,345)	(59,331)	(57,050)
Interest expense	45,292	53,970	139,903	166,148
Income before income taxes	930,618	1,084,599	918,317	1,032,778

Income tax expense	187,862	260,229	182,077	263,129
NET INCOME	$742,756	$824,370	$736,240	$769,649

NET EARNINGS PER COMMON SHARE
Basic	$0.99	$1.09	$0.98	$1.02
Diluted	$0.99	$1.09	$0.98	$1.02

Weighted average common shares outstanding:
Basic	750,001	754,862	751,900	756,467
Diluted	750,001	754,862	751,900	756,467

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the 13 weeks ended		For the 39 weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
NET INCOME	$742,756	$824,370	$736,240	$769,649
Other comprehensive (loss), net of tax
Unrealized loss on interest rate swap designated as cash flow hedge, net of tax	(50,433)	—	(50,433)	—
COMPREHENSIVE INCOME	$692,323	$824,370	$685,807	$769,649

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the 39 weeks ended June 28, 2026

(Unaudited)

					Accumulated
	Common Stock Issued		Additional Paid-In	Treasury	Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Stock	Loss	Earnings	Equity
Balance at September 28, 2025	753,577	$754	$5,093,567	$—	$—	$10,170,821	$15,265,142
Net loss	—	—	—	—	—	(36,061)	(36,061)
Balance at December 28, 2025	753,577	754	5,093,567	—	—	10,134,760	15,229,081
Net income	—	—	—	—	—	29,545	29,545
Purchases of treasury stock	(1,000)	—	—	(39,700)	—	—	(39,700)
Balance at March 29, 2026	752,577	$754	$5,093,567	$(39,700)	$—	$10,164,305	$15,218,926
Net income	—	—	—	—	—	742,756	742,756
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(50,433)	—	(50,433)
Purchases of treasury stock	(2,868)	—	—	(112,289)	—	—	(112,289)
Balance at June 28, 2026	749,709	$754	$5,093,567	$(151,989)	$(50,433)	$10,907,061	$15,798,960

For the 39 weeks ended June 29, 2025
					Accumulated
	Common Stock Issued		Additional Paid-In	Treasury	Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Stock	Loss	Earnings	Equity
Balance at September 29, 2024	757,270	$757	$5,234,732	$—	$—	$8,712,738	$13,948,227
Net income	—	—	—	—	—	193,041	193,041
Balance at December 29, 2024	757,270	757	5,234,732	—	—	8,905,779	14,141,268
Net loss	—	—	—	—	—	(247,762)	(247,762)
Balance at March 30, 2025	757,270	$757	$5,234,732	$—	$—	$8,658,017	$13,893,506
Net income	—	—	—	—	—	824,370	824,370
Reverse Forward Stock Split (1)	(3,663)	(3)	(141,165)	—	—	—	(141,168)
Balance at June 29, 2025	753,607	$754	$5,093,567	$—	$—	$9,482,387	$14,576,708

(1)	Cash paid for fractional shares. Refer to Note 7, Stockholders’ Equity for further information about the Reverse/Forward Stock Split.

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the 39 weeks ended
	June 28, 2026	June 29, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$736,240	$769,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	648,051	659,619
Amortization of debt issuance costs	4,769	4,716
Interest accrued on certificates of deposit	—	(3,368)
Former 2025 Term Loan accrued interest added to principal	812	—
Deferred income taxes	187,724	263,300
(Gain) loss on disposal of property and equipment, net	(3,799)	13,698
Change in assets and liabilities:
Accounts receivable, net	18,016	34,570
Inventories, net	(8,289)	33,993
Prepaid expenses and other current assets	28,870	227,251
Accounts payable	21,138	(1,153,055)
Other current liabilities	(160,962)	32,512
Net cash provided by operating activities	1,472,570	882,885
CASH FLOWS FROM INVESTING ACTIVITIES
Maturity of certificates of deposit, including interest	—	838,442
Purchases of property and equipment	(545,626)	(1,181,849)
Proceeds from sales of property and equipment	6,897	24,000
Net cash (used in) investing activities	(538,729)	(319,407)
CASH FLOWS FROM FINANCING ACTIVITIES
Payoff of 2020 Term Loan	—	(2,389,544)
Proceeds from Former 2025 Term Loan	—	2,500,000
Payments on 2021 Term Loan	(217,472)	(209,401)
Payments on Former 2025 Term Loan	(82,124)	(64,282)
Payments on Former 2025 Term Loan debt issuance costs	—	(60,716)
Payments on Current 2025 Term Loan debt issuance costs	(14,896)	—
Purchases of treasury stock	(151,989)	—
Reverse Forward Stock Split payment of fractional shares	—	(141,168)
Net cash (used in) financing activities	(466,481)	(365,111)
NET INCREASE IN CASH AND CASH EQUIVALENTS	467,360	198,367

CASH AND CASH EQUIVALENTS
Beginning of period	3,877,394	2,489,294
End of period	$4,344,754	$2,687,661

SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment in accounts payable	$58,670	$—
Cash paid for interest	$141,520	$148,575
Cash paid (refunded) for income taxes	$8,000	$(79,242)

The accompanying notes are an integral part of these Consolidated Financial Statements (Unaudited).

PARKS! AMERICA, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 28, 2026

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

Terms that are commonly used in the Company’s Notes to the Consolidated Financial Statements (Unaudited) are defined as follows:

●	“2020 Term Loan” – Term loan credit agreement, dated as of April 27, 2020, between the Company and First Financial Bank.

●	“2021 Term Loan” – Term loan credit agreement, dated as of June 18, 2021, between the Company and Synovus Bank.

●	“Current 2025 Term Loan” – Amended and Restated Term loan credit agreement, dated as of June 17, 2026, between the Company and Cendera Bank.

●	“EPS” – Earnings per share.

●	“Fiscal 2027” – The 53 weeks ending October 3, 2027.

●	“Fiscal 2026” – The 52 weeks ending September 27, 2026.

●	“Fiscal 2025” – The 52 weeks ended September 28, 2025.

●	“Fiscal 2024” – The 52 weeks ended September 29, 2024.

●	“Former 2025 Term Loan” – Term loan credit agreement, dated as of September 30, 2024, between the Company and Cendera Bank, N.A.

●	“GAAP” – Accounting principles generally accepted in the United States.

●	“Reverse Forward Stock Split” – 1-for-500 reverse stock split immediately followed by 5-for-1 forward stock split effective on April 30, 2025.

●	“SEC” – The United States Securities and Exchange Commission.

●	“SOFR” – Secured Overnight Funding Rate.

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

Seasonality

The Company’s operations are seasonal. Our parks are open year-round, and the Company experiences increased seasonal attendance, typically beginning in the latter half of March through early September, and historically have realized a significant portion of our annual park revenue during our third and fourth fiscal quarters. The Company generated approximately 64.0% and 61.4% of our annual park revenue in the third and fourth fiscal quarters of Fiscal 2025 and Fiscal 2024, respectively.

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

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with high credit quality financial institutions. The Company considers all highly liquid financial instruments with maturities of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash on deposit and money market accounts as of June 28, 2026 and September 28, 2025, respectively.

Short-term Investments

The Company periodically invests in certificates of deposit and classifies its certificates of deposit as cash and cash equivalents or short-term investments and reassesses the appropriateness of the classification of its investments at the end of each reporting period. Certificates of deposit held for investment with an original maturity date greater than three months are carried at amortized cost and reported as short-term investments on the consolidated balance sheets. As of June 28, 2026 and September 28, 2025, the Company had no short-term investments.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risks. The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits.

Accounts Receivable

The Company typically carries limited accounts receivable balances because the parks are primarily an upfront payment business. The Company had accounts receivable of $277, $18,293 and $63,784 as of June 28, 2026, September 28, 2025 and September 29, 2024, respectively. The accounts receivable balance as of September 29, 2024 includes a receivable in the amount of $50,000 for insurance proceeds from directors and officers insurance as more fully described in Note 3, Contested Proxy and Related Matters.

Inventory

Inventory consists of gift shop items, animal food, and concession and park supplies, and is stated at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. The Company maintains an inventory obsolescence reserve to reduce the carrying value of inventory for items that are slow-moving, excess, or obsolete. The reserve is based on management’s assessment of current inventory levels and historical usage. Adjustments to the reserve are recorded in cost of goods sold in the period identified. The Company recorded an inventory reserve for obsolescence in the amount of $49,000 as of June 28, 2026 and September 28, 2025, respectively.

Prepaid Expenses and Other Current Assets

The Company prepays certain expenses primarily due to contractual requirements. Prepaid expenses and other current assets consisted of the following:

	June 28, 2026	September 28, 2025
Prepaid insurance	$64,542	$145,144
Prepaid income & sales taxes	39,580	33,796
Prepaid advertising and marketing	48,756	24,108
Prepaid other & other current assets	47,263	28,630
Total prepaid expenses and other current assets	$200,141	$231,678

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

	June 28, 2026	September 28, 2025	Depreciable Lives
Land	$6,260,506	$6,260,506	not applicable
Mineral rights	276,000	276,000	25 years
Ground improvements	3,644,795	3,433,711	7-25 years
Buildings and structures	5,072,634	4,938,115	10-39 years
Animal shelters and habitats	3,879,829	3,766,540	10-39 years
Park animals	1,129,596	1,100,472	5-25 years
Equipment - concession and related	513,101	513,616	3-15 years
Equipment and vehicles - yard and field	720,518	713,974	3-15 years
Vehicles - buses and rental	359,643	355,177	3-5 years
Rides and entertainment	152,156	152,156	5-7 years
Furniture and fixtures	47,884	27,160	5-10 years
Construction in progress	134,547	87,319
Property and equipment, cost	22,191,209	21,624,746
Less: Accumulated depreciation	(7,207,032)	(6,601,516)
Property and equipment, net	$14,984,177	$15,023,230

Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. Depreciation expense was $218,200 and $227,753 for the 13 weeks ended June 28, 2026 and June 29, 2025, respectively, and for the 39 weeks ended June 28, 2026 and June 29, 2025 was $640,251 and $650,610, respectively.

Intangible Assets

Intangible assets consist primarily of a site master plan, website domains and tradename registrations, which are recorded at cost of $68,803 and amortized over their estimated useful lives ranging from three years to ten years. Amortization expense was $2,599 and $3,003 for the 13 weeks ended June 28, 2026 and June 29, 2025, respectively, and for the 39 weeks ended June 28, 2026 and June 29, 2025 was $7,800 and $9,009, respectively. Accumulated amortization was $53,988 and $46,188 as of June 28, 2026 and September 28, 2025, respectively.

Scheduled future amortization of intangible assets is as follows as of June 28, 2026:

Fiscal years ending
2026 remaining	$2,596
2027	2,405
2028	2,405
2029	2,405
2030	2,405
Thereafter	2,599
Total	$14,815

Impairment of Property and Equipment

Property and equipment are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is assessed at the individual park level which is the lowest level of identifiable cash flows and the Company considers the estimated undiscounted cash flows over the asset’s remaining life. If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the difference between the estimated fair value of the asset and its carrying value, net of salvage and any costs of disposition. The Company recognized no impairment for property and equipment of the individual park locations during the 13 and 39 weeks ended June 28, 2026 and June 29, 2025, respectively.

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

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active and market-corroborated inputs which are derived principally from or corroborated by observable market data.
•	Level 3: Unobservable inputs, including inputs derived from valuation techniques in which one or more significant inputs or value drivers are unobservable or inputs reflecting the reporting entity’s own assumptions.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and liabilities recognized that are disclosed at fair value on a recurring basis include our long-term debt and derivatives. As of June 28, 2026 and September 28, 2025, the fair value of the Company’s long-term debt was $2.93 million and $3.21 million, respectively. As of June 28, 2026 and September 28, 2025, the fair value of the Company’s interest rate swap liability was $66,358 and none, respectively. The measurement of the fair value of long-term debt is based upon inquiries of the financial institutions holding the respective loans and the interest rate swap from a discounted cash flow model using observable SOFR forward curves both considered as Level 2 fair value measurement. The respective carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

Derivative Financial Instruments

The Company, through its wholly owned subsidiaries, uses interest rate swap contracts to manage interest rate exposures. If a derivative is designated as a cash flow hedge, then the fair value of the derivative is recorded on the Consolidated Balance Sheets at fair value and changes in fair value qualifying for cash-flow-hedge accounting are recorded in Other comprehensive income (loss) and Accumulated other comprehensive income (loss), with amounts reclassified to interest expense when the hedged interest payments affect earnings.

Hedges of Interest Rate Risk

On June 17, 2026, the Company, through its wholly owned subsidiary Aggieland Wild Animal – Texas, entered into a Rate Conversion Agreement, an interest rate swap, with ARC Fixed Rate Provider, with Cendera Bank acting as servicing agent, to manage variability in the amount of cash payments of the related debt (“Rate Conversion Agreement”). The Company’s objective in using the interest rate swap is to add stability to interest expense and to manage the Company’s exposure to interest rate movements. The Company designated the interest rate swap as a cash flow hedge. Interest rate swaps designated as cash flow hedges typically involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract without exchange of the underlying notional amount. Under the Rate Conversion Agreement, the Company pays Cendera Bank the 6.99% fixed rate of interest and Cendera Bank, acting as the servicing agent for ARC Fixed Rate Provider, settles the variable amounts with ARC Fixed Rate Provider. Realized gains or losses from interest rate swaps are recorded in earnings as a component of interest expense. Amounts reported in Accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt.

Other Current Liabilities

Other current liabilities consisted of the following:

	June 28, 2026	September 28, 2025
Accrued professional fees	$148,805	$155,800
Deferred revenue	148,514	149,286
Accrued property & income taxes	75,361	106,688
Accrued compensation	58,154	178,128
Accrued sales taxes	46,838	42,115
Accrued interest	12,090	13,360
Other	16,519	21,866
Other current liabilities	$506,281	$667,243

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

All deferred revenue as of June 28, 2026 is expected to be recognized in Park revenue during the remainder of Fiscal 2026 and in the first fiscal quarter of Fiscal 2027 when customers redeem their online tickets purchased in advance during their visit at the parks or for unredeemed online tickets purchased prior to January, 2026 when the one-year period expires from the date of purchase.

	For the 13 weeks ended		For the 39 weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Deferred revenue beginning of period	$162,532	$129,037	$149,286	$115,950
Deferred revenue recognized in period	(50,710)	(68,429)	(200,096)	(191,267)
Revenue deferred in period	36,692	90,961	199,324	226,886
Deferred revenue end of period	$148,514	$151,569	$148,514	$151,569

The Company provides disaggregation of revenue based on geography in Note 11, Business Segments as it believes this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Cost of Sales

Cost of sales consists principally of cost of resale animal food sold to customers to feed the animals in the drive-through safari and cost of non-resale animal food, cost of gift shop merchandise, food service and concessions, freight and delivery costs and selling expenses associated with the sale of animals.

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

Advertising and marketing expenses, inclusive of segment and corporate expenses, were $195,804 and $256,633 for the 13 weeks ended June 28, 2026 and June 29, 2025, respectively and $688,565 and $623,156 for the 39 weeks ended June 28, 2026 and June 29, 2025, respectively, and these amounts are reported in Selling, general and administrative expenses in the Consolidated Statements of Operations (Unaudited).

Stock-Based Compensation

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period associated with the grant. The Company previously awarded shares to its Board of Directors for service on the Board which vested immediately. The shares issued to the Board were “restricted” and were not to be re-sold unless an exemption is available, such as the exemption afforded by Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company recognizes the expense based on the fair market value at time of the grant. The Company typically awarded its annual Director compensation at the end of each calendar year. There were no outstanding awards as of June 28, 2026 and June 29, 2025, respectively.

Transactions with Related Parties

The Company’s Board of Directors closely monitors and approves transactions with related parties.

As of June 28, 2026, Focused Compounding Fund L.P. owned 41.27% of the outstanding common stock of the Company. Focused Compounding Fund L.P. is controlled by Geoffrey Gannon and Andrew Kuhn, who are each on the Company’s Board of Directors and Mr. Gannon serves as the Company’s President.

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

PARKS! AMERICA, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company follows the guidance in FASB ASC 740 with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued as of June 28, 2026 or September 28, 2025.

Other Comprehensive Income (Loss)

Other comprehensive loss encompasses all changes in equity other than those arising from shareholders and is comprised solely of an unrealized loss on the interest rate swap designated as a cash flow hedge.

	For the 13 weeks ended		For the 39 weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Beginning balance: Accumulated other comprehensive loss	$—	$—	$—	$—
Other comprehensive (loss)
Unrealized loss on interest rate swap designated as cash flow hedge (net of tax $(15,925), $0, $(15,925), $0, respectively)	(50,433)	—	(50,433)	—
Ending balance: Accumulated other comprehensive loss (net of tax $(15,925), $0, $(15,925), $0, respectively)	$(50,433)	$—	$(50,433)	$—

No amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.

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

The following table summarizes the components of basic and diluted EPS:

	For the 13 weeks ended		For the 39 weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income	$742,756	$824,370	$736,240	$769,649
Basic weighted average shares outstanding	750,001	754,862	751,900	756,467
Diluted weighted average shares outstanding	750,001	754,862	751,900	756,467
Earnings per share

Basic	$0.99	$1.09	$0.98	$1.02
Diluted	$0.99	$1.09	$0.98	$1.02

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker that are included within each reported measure of segment profit or loss, and requires all annual disclosures currently required by Topic 280 to be included in interim periods. ASU No. 2023-07 is to be applied retrospectively for all periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the fiscal year ended September 28, 2025. See Note 11, Business Segments.

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

In December 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting  Improvements (“ASU 2025-09”). ASU 2025-09 introduces targeted amendments intended to further align hedge accounting with an entity’s management activities and to simplify the application of certain aspects of the hedge accounting guidance in ASC 815. The new standard is effective for annual periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently assessing the impact of ASU 2025-09 on the Company’s consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. (ASU 2025-11”). ASU 2025-11 clarifies when ASC 270 applies, specifies the form and content of interim financial statements and notes, and establishes a principle requiring disclosure of events occurring since the end of the most recent annual period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of ASU 2025-11 on the Company’s consolidated financial statement disclosures.

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

On January 19, 2024, following Focused Compounding’s submission to the Company, the Company adopted a rights plan (the “Rights Plan”), which provided, among other things, that if specified events occurred, the Company’s stockholders would be entitled to purchase additional shares of the Company’s common stock. On January 18, 2025, the Rights Plan expired pursuant to its terms.

On March 1, 2024, Focused Compounding filed a Complaint in the Eighth Judicial District Court of Clark County against the Company and each of the members of its Board of Directors, alleging that the defendants were contemplating efforts to entrench themselves as members of the Board.

On June 6, 2024, the Company held its annual meeting of stockholders (the “2024 Annual Meeting”). The purpose of the 2024 Annual Meeting was for the Company’s stockholders to elect seven nominees to serve on the Company’s Board of Directors (the “Board”), as well as consider additional proposals. The Company and Focused Compounding each submitted proxies soliciting the Company’s stockholders to vote for their respective proposed director nominees. The nominees for director included six nominees proposed by the Company and four nominees proposed by Focused Compounding. At the 2024 Annual Meeting, the Company’s stockholders elected four nominees proposed by Focused Compounding and three nominees proposed by the Company.

On June 14, 2024, the Company announced that Lisa Brady stepped down as its President and Chief Executive Officer, and the Company’s Board had appointed Geoffrey Gannon as the Company’s President. Mr. Gannon is also the Portfolio Manager at Focused Compounding.

The Company engaged legal counsel specializing in activist stockholder matters, as well as several other consultants, during this proxy contest. During the 13 and 39 weeks ended June 28, 2026, contested proxy and related matters expenses were none. During the 13 weeks ended June 29, 2025 a credit of $103,657 was recorded from the reversal of previously accrued contested proxy legal fees that were waived as part of the full settlement of outstanding invoices. During the 39 weeks ended June 29, 2025, the $670,814 credit included $567,157 of insurance proceeds received under its directors and officers insurance related to this matter. These proceeds were used to pay certain legal bills associated with the contested proxy and related matters. The remaining credit of $103,657 was recognized from the reversal of previously accrued contested proxy legal fees that were waived as part of the full settlement of outstanding invoices.

NOTE 4. LONG-TERM DEBT

On June 18, 2021, the Company, through its wholly owned subsidiary Wild Animal – Georgia, completed a refinancing transaction with Synovus Bank. The 2021 Term Loan included an original principal amount of $1.95 million. The 2021 Term Loan bears interest at a rate of 3.75% per annum and is payable in monthly installments of approximately $26,480, based on a seven-year amortization period. The 2021 Term Loan has a maturity date of June 18, 2028. The 2021 Term Loan is secured by a security deed on the assets of Wild Animal – Georgia. The Company paid a total of approximately $1,514 in fees and expenses in connection with the 2021 refinancing transaction. The outstanding balance of the 2021 Term Loan was $0.61 million and $0.83 million as of June 28, 2026 and September 28, 2025, respectively.

PARKS! AMERICA, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LONG-TERM DEBT (CONTINUED)

On April 27, 2020, the Company, through its wholly owned subsidiary Aggieland-Parks Inc., acquired Aggieland Wild Animal – Texas. In part, this acquisition was financed with the 2020 Term Loan from First Financial Bank (“First Financial”). The 2020 Term Loan in the original principal amount of $5.0 million from First Financial is secured by substantially all the Aggieland Wild Animal – Texas assets, as well as guarantees from the Company and its subsidiaries. The 2020 Term Loan had an interest rate of 5.0% per annum, had a maturity date of April 27, 2031, and required interest only monthly payments through April 2021. The 2020 Term Loan required monthly payments of approximately $53,213 beginning in May 2021. The Company paid a total of approximately $62,375 in fees and expenses in connection with the 2020 Term Loan. On June 30, 2021, the Company used the incremental proceeds of the 2021 Term Loan, combined with additional funds, to pay down $1.0 million against the 2020 Term Loan, which had an outstanding balance of $2.39 million as of September 29, 2024. On September 30, 2024, the 2020 Term Loan with First Financial was fully paid off with the proceeds of the Former 2025 Term Loan.

On September 30, 2024, Aggieland-Parks, Inc., completed a refinancing transaction for the Former 2025 Term Loan with Cendera Bank, N.A. The Former 2025 Term Loan provided an original principal amount of $2.5 million, the proceeds of which were used to repay all the indebtedness under the 2020 Term Loan, with interest at a daily adjusted rate equal to the Prime Rate minus 0.50%. The initial interest rate was 7.50%. As of June 16, 2026, the effective interest rate was 6.25%. The Former 2025 Term Loan had a term of 10 years, with a 15-year amortization and a balloon payment of the outstanding principal balance due September 30, 2034. The initial monthly loan payment was $23,200 and was reduced with the decrease in the effective interest rate to $21,619 as of June 16, 2026. Aggieland-Parks, Inc., paid approximately $60,716 of fees and expenses in connection with the Former 2025 Term Loan.

The Former 2025 Term Loan was secured by substantially all the assets of Aggieland-Parks, Inc., as well as a cash collateral reserve of $2.5 million established by Focused Compounding Fund, L.P., with Cendera Bank, N.A. Geoffrey Gannon and Andrew Kuhn control Focused Compounding Fund, L.P., and each serve on the Board of the Company, and Mr. Gannon serves as the Company’s President. Focused Compounding did not receive a fee or any other benefit in connection with establishing the above-described cash collateral reserve.

On June 17, 2026, the Company, through its wholly owned subsidiary Aggieland Wild Animal – Texas, completed a refinancing transaction with Cendera Bank resulting in the amendment and restatement of the Term Loan Agreement dated September 30, 2024 between Aggieland-Parks, Inc. and Cendera Bank, N.A., predecessor to Cendera Bank (“Current 2025 Term Loan”).

The Current 2025 Term Loan provided a principal balance of $2.33 million and will mature on June 1, 2033. The Current 2025 Term Loan has a term of seven years, with a 25-year amortization, and a balloon payment of the outstanding principal balance due on June 1, 2033. The monthly loan payment will be $16,561.

The applicable interest rate of the Current 2025 Term Loan is based on an adjusted rate equal to the Chicago Mercantile Exchange (“CME”) 1-month term SOFR plus 2.70%. The CME 1-month term SOFR was 3.64% as of June 17, 2026, providing an initial interest rate of 6.34%. As of June 28, 2026, the CME 1-month term SOFR rate was 3.64%. Concurrently, the Company, through its wholly owned subsidiary, Aggieland Wild Animal – Texas entered into a Rate Conversion Agreement with third-party provider, SouthState Bank, N.A., doing business as ARC Fixed Rate Provider, with Cendera Bank acting as servicing agent. The Rate Conversion Agreement is coterminous with the Current 2025 Term Loan and effectively converts the variable adjusted rate interest payments into a fixed rate obligation, resulting in a fixed interest rate of 6.99% over the term of the loan. Aggieland-Parks, Inc. paid $14,896 in fees and expenses in connection with the Current 2025 Term Loan.

The Rate Conversion Agreement, interest rate swap, is designated as a cash flow hedge and the fair value of the derivative is recorded on the Consolidated Balance Sheets at fair value, and changes in fair value qualifying for cash-flow-hedge accounting are recorded in Other comprehensive income (loss) and Accumulated other comprehensive income (loss), with amounts reclassified to interest expense when the hedged interest payments affect earnings.

The Current 2025 Term Loan is secured by substantially all the Aggieland-Parks, Inc.’s assets. Pursuant to the Guaranty Agreement, the Current 2025 Term Loan is guaranteed by the parent company, Parks! America, Inc. The Current 2025 Term Loan refinancing removes the requirement of the cash collateral reserve of $2.5 million established by Focused Compounding Fund, L.P. with Cendera Bank included in the original Term Loan Agreement dated September 30, 2024.

The Guaranty Agreement and Amended and Restated Loan Agreement are subject to certain financial covenants including that, Parks! America, Inc., as guarantor, and Aggieland Parks, Inc., as borrower, independently maintain a minimum Debt Service Coverage Ratio of at least 1.20 to 1.00 on a trailing twelve-month basis. Both the Guaranty Agreement and Amended and Restated Loan Agreement contain certain affirmative covenants, including, among other things, reporting requirements such as delivery of financial statements, federal or state income tax filings and such other reports.

The outstanding balance of the Current 2025 Term Loan was $2.33 million and the Former 2025 Term Loan was $2.41 million as of June 28, 2026 and September 28, 2025, respectively.

PARKS! AMERICA, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LONG-TERM DEBT (CONTINUED)

Interest expense of $45,292 and $53,970 for the 13 weeks ended June 28, 2026 and June 29, 2025, respectively, includes amortization of debt issuance costs of $1,625 and $1,572, respectively. Interest expense of $139,903 and $166,148 for the 39 weeks ended June 28, 2026 and June 29, 2025, respectively, includes amortization of debt issuance costs of $4,769 and $4,716, respectively.

The following table presents the aggregate of the Company’s outstanding long-term debt:

	June 28, 2026	September 28, 2025
Term Loan principal outstanding	$2,942,004	$3,240,788
Less: Current portion of long-term debt	(342,064)	(397,830)
Less: Unamortized debt issuance costs	(65,367)	(55,240)
Long-term debt, net	$2,534,573	$2,787,718

As of June 28, 2026, the future scheduled principal maturities of the Company’s long-term debt by fiscal year are as follows:

Fiscal years ending
2026 remaining	$89,246
2027	338,378
2028	272,638
2029	41,201
2030	44,217
Thereafter	2,156,324
Total	$2,942,004

NOTE 5. DERIVATIVES AND HEDGING ACTIVITIES

The Company, through its wholly owned subsidiaries, may enter into derivative financial instruments to manage risks related to interest rates.

The following table summarizes the fair value of the interest rate swap agreement as recorded in the Company’s Consolidated Balance Sheets:

	June 28, 2026		September 28, 2025
	Balance sheet location	Fair Value	Balance sheet location	Fair Value

Interest rate swap	Other liabilities	$(66,358)	—	—

Derivatives Designated as Hedging Instruments

The Company, through its wholly owned subsidiaries, may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. The Company designates its interest rate swaps as cash flow hedges at inception.

On June 17, 2026, the Company, through its wholly owned subsidiary Aggieland Wild Animal – Texas, entered into the Rate Conversion Agreement, interest rate swap, with ARC Fixed Rate Provider, with Cendera Bank acting as servicing agent, with a notional amount of $2.33 million to convert the Current 2025 Term Loan, with a principal amount of $2.33 million and variable rate CME 1-month SOFR debt, to a fixed interest rate of 6.99% that matures on June 1, 2033, the same maturity date as the Current 2025 Term Loan. As of June 28, 2026 the Rate Conversion Agreement had a notional amount of $2.33 million and declines over the term of the loan. The fair value of the interest rate swap was a liability of $66,358 and none as of June 28, 2026 and September 28, 2025, respectively, and is included in Other liabilities in the Consolidated Balance Sheets. The interest rate swap was designated for hedge accounting treatment as a cash flow hedge. The Company records gains and losses due to changes in fair value of the derivatives in Other comprehensive income (loss) and Accumulated other comprehensive income (loss), with amounts reclassified to interest expense when the hedged interest payments affect earnings.

The following table summarizes the effects of derivatives designated as hedging instruments in the Company’s Consolidated Financial Statements:

	Amount of pre-tax loss recognized in OCI			Loss reclassified from OCI
	For the 13 weeks ended		Location of	For the 13 weeks ended
	June 28, 2026	June 29, 2025	loss reclassified from OCI	June 28, 2026	June 29, 2025

Interest rate swap	$(66,358)	—	Interest expense	—	—

As of June 28, 2026, the Company estimates that approximately $15,000 of expense will be reclassified from Accumulated other comprehensive loss to interest expense during the twelve months ending July 4, 2027.

NOTE 6. LINES OF CREDIT

On October 19, 2023, the Company, through its wholly owned subsidiary Aggieland Wild Animal – Texas, entered a line of credit of up to $350,000 with First Financial (the “2023 First Financial LOC”). The 2023 First Financial LOC matured on October 11, 2024 and carried an interest rate of 5.6% on any utilized portion. The 2023 First Financial LOC was secured by a $350,000 certificate of deposit issued by First Financial, which also matured on October 11, 2024 and paid an effective interest rate of 3.6%. The Company paid a $500 origination fee for the 2023 First Financial LOC. The Company did not renew the 2023 First Financial LOC when the underlying certificate of deposit matured and the proceeds from the certificate of deposit were transferred to the Aggieland Wild Animal – Texas operating account.

On October 24, 2023, the Company, through its wholly owned subsidiary Wild Animal – Georgia, entered a line of credit of up to $450,000 with Synovus (the “2023 Synovus LOC”). The 2023 Synovus LOC matured on October 24, 2024 and carried an interest rate of 7.75% on any utilized portion. The 2023 Synovus LOC was secured by a $450,000 certificate of deposit issued by Synovus, which matured on November 13, 2024 and paid an effective interest rate of 5.25%. The Company paid a $4,500 origination fee for the 2023 Synovus LOC. The Company did not renew the 2023 Synovus LOC when the underlying certificate of deposit matured and the proceeds from the certificate of deposit were transferred to the Wild Animal – Georgia operating account.

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

NOTE 7. STOCKHOLDERS’ EQUITY (CONTINUED)

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

The following table summarizes the Company’s share repurchases for the 13 and 39 weeks ended June 28, 2026 and June 29, 2025 under the 2025 Share Repurchase Program:

	For the 13 weeks ended		For the 39 weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Number of shares repurchased	2,868	—	3,868	—
Total cost	$112,289	—	$151,989	—
Average per share cost (1)	$39.15	—	$39.29	—

(1)	Average price paid per share excludes excise taxes.

The Company plans to retire all shares that were repurchased through the 2025 Share Repurchase Program during the 13 and 39 weeks ended June 28, 2026. In accordance with the FASB ASC 505-Equity, when the shares are retired the par value of the share retired will be charged against common stock and the remaining purchase price charged against retained earnings.

Stock-based compensation

Shares of common stock issued for service to the Company are valued based on market price on the date of the award and vest immediately. There were no shares of common stock issued for service to the Company for the 13 and 39 weeks ended June 28, 2026 and June 29, 2025, respectively.

Officers, directors and their controlled entities own approximately 42.36% of the outstanding common stock of the Company as of June 28, 2026.

NOTE 8. INCOME TAXES

Provision for Income Taxes

The Company recorded tax expense at an overall effective rate of 20.2% and 24.0% for the 13 weeks ended June 28, 2026 and June 29, 2025, respectively. The Company recorded tax expense at an overall effective rate of 19.8% and 25.5% for the 39 weeks ended June 28, 2026 and June 29, 2025, respectively. The overall effective tax rates for the 13 and 39 weeks ended June 28, 2026 and June 29, 2025 vary from the U.S. federal statutory rate of 21.0% primarily due to Georgia state taxes.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company is not a party to any pending legal proceedings, nor is its property the subject of a pending legal proceeding that is not in the ordinary course of business or otherwise material to the financial condition of its business. None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to its business or has a material interest adverse to its business.

NOTE 10. MAJOR VENDORS

The Company had two vendors, exclusive to the Georgia Park, that accounted for approximately 24% and 28% of consolidated cost of sales for the 39 weeks ended June 28, 2026 and June 29, 2025, respectively. The Company expects to maintain its relationships with these vendors but would have replacements available if ties to these suppliers were discontinued.

PARKS! AMERICA, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. BUSINESS SEGMENTS

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

The following tables set forth, for the periods indicated, certain segment information for the Company’s reportable segments:

	For the 13 weeks ended June 28, 2026
	Georgia Park	Missouri Park	Texas Park	Consolidated
Total revenue	$2,002,395	$848,357	$648,551	$3,499,303
Less significant expense categories (1):
Cost of animal food, merchandise and food	319,342	94,850	67,458	481,650
Other revenue driven costs (2)	43,090	29,456	19,602	92,148
Personnel costs (3)	406,635	259,093	154,120	819,848
Advertising and marketing	67,162	51,150	70,739	189,051
Other segment expenses (4)	272,487	104,729	112,498	489,714
Segment income	$893,679	$309,079	$224,134	$1,426,892
Segment operating income as percentage of total revenue	44.6%	36.4%	34.6%	40.8%

	For the 13 weeks ended June 29, 2025
	Georgia Park	Missouri Park	Texas Park	Consolidated
Total revenue	$1,999,462	$656,191	$820,267	$3,475,920
Less significant expense categories (1):
Cost of animal food, merchandise and food	231,046	70,071	100,729	401,846
Other revenue driven costs (2)	40,946	12,848	15,462	69,256
Personnel costs (3)	381,265	196,445	169,849	747,559
Advertising and marketing	91,284	68,690	91,555	251,529
Other segment expenses (4)	266,251	91,388	109,141	466,780
Segment income	$988,670	$216,749	$333,531	$1,538,950
Segment operating income as percentage of total revenue	49.4%	33.0%	40.7%	44.3%

(1)	The significant expense categories and amounts align with the segment -level information that is regularly provided to the CODM.
(2)	Other revenue driven costs include credit card fees and other revenue processing costs driven by sales volume.
(3)	Personnel costs include fixed and variable wages, benefits and employer taxes.
(4)	Other segment expenses include all other operating expenses, including animal expenses, park and vehicle maintenance expenses, insurance, utilities, outside services, operating supplies and other miscellaneous expenses.

PARKS! AMERICA, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. BUSINESS SEGMENTS (CONTINUED)

	For the 39 weeks ended June 28, 2026
	Georgia Park	Missouri Park	Texas Park	Consolidated
Total revenue	$4,327,555	$1,678,587	$1,882,906	$7,889,048
Less significant expense categories (1):
Cost of animal food, merchandise and food	619,144	186,049	252,067	1,057,260
Other revenue driven costs (2)	95,472	53,271	52,047	200,790
Personnel costs (3)	1,093,093	648,766	458,836	2,200,695
Advertising and marketing	249,736	179,635	241,467	670,838
Other segment expenses (4)	809,533	304,076	316,913	1,430,522
Segment income	$1,460,577	$306,790	$561,576	$2,328,943
Segment operating income as percentage of total revenue	33.8%	18.3%	29.8%	29.5%

	For the 39 weeks ended June 29, 2025
	Georgia Park	Missouri Park	Texas Park	Consolidated
Total revenue	$4,156,567	$1,320,280	$1,771,552	$7,248,399
Less significant expense categories (1):
Cost of animal food, merchandise and food	548,029	154,103	266,375	968,507
Other revenue driven costs (2)	83,191	25,759	34,875	143,825
Personnel costs (3)	1,000,819	524,466	528,620	2,053,905
Advertising and marketing	217,519	154,713	238,471	610,703
Other segment expenses (4)	835,851	286,912	354,606	1,477,369
Segment income	$1,471,158	$174,327	$348,605	$1,994,090
Segment operating income as percentage of total revenue	35.4%	13.2%	19.7%	27.5%

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other revenue driven costs include credit card fees and other revenue processing costs driven by sales volume.
(3)	Personnel costs include fixed and variable wages, benefits and employer taxes.
(4)	Other segment expenses include all other operating expenses, including animal expenses, park and vehicle maintenance expenses, insurance, utilities, outside services, operating supplies and other miscellaneous expenses.

The table below sets forth, for the periods indicated, a reconciliation of reporting Consolidated segment income to Income before income taxes:

	For the 13 weeks ended		For the 39 weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Consolidated segment income	$1,426,892	$1,538,950	$2,328,943	$1,994,090
Less:
Unallocated corporate expenses (1)	247,637	277,876	685,802	849,711
Depreciation and amortization	220,799	230,756	648,051	659,619
Contested proxy and related matters, net	—	(103,657)	—	(670,814)
Other operating expense (income), net	—	13,750	(3,799)	13,698
Other (income), net	(17,454)	(18,345)	(59,331)	(57,050)
Interest expense	45,292	53,970	139,903	166,148
Income before income taxes	$930,618	$1,084,599	$918,317	$1,032,778

(1)	Unallocated corporate expenses include corporate personnel costs, director fees and compensation, directors and officers insurance, computer software and services, professional fees and public company related expenses.

PARKS! AMERICA, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. BUSINESS SEGMENTS (CONTINUED)

Additional Segment Data

	For the 13 weeks ended		For the 39 weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Depreciation and amortization
Georgia Park	$109,438	$106,876	$319,043	$295,124
Missouri Park	51,718	55,332	152,860	163,413
Texas Park	59,228	68,134	174,903	199,840
Corporate	415	414	1,245	1,242
Total depreciation and amortization	$220,799	$230,756	$648,051	$659,619

	For the 13 weeks ended		For the 39 weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Capital expenditures
Georgia Park	$45,010	$65,100	$384,398	$1,003,894
Missouri Park	43,451	30,364	90,535	63,887
Texas Park	25,332	—	70,693	114,068
Total capital expenditures	$113,793	$95,464	$545,626	$1,181,849

	As of
	June 28, 2026	September 28, 2025
Assets
Georgia Park	$7,815,359	$8,043,972
Missouri Park	3,560,214	3,299,882
Texas Park	8,414,466	8,135,982
Corporate	91,313	19,606
Total assets	$19,881,352	$19,499,442

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Consolidated Financial Statements (Unaudited) and accompanying notes included elsewhere in the Quarterly Report on Form 10-Q. This Management’s discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” below, “Item 1A. Risk Factors” in our Annual Report filed on Form 10-K for the fiscal year ended September 28, 2025 filed with the SEC on December 12, 2025 and “Part II, Item 1A Risk Factors” of this Quarterly Report on Form 10-Q, for a discussion of these uncertainties, risks and assumptions associated with these statements.

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “we”, “our” and similar terms refer to Parks! America, Inc. and its wholly owned subsidiaries. Our fiscal year ends on the Sunday closest to September 30. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:

●	“2020 Term Loan” – Term loan credit agreement, dated as of April 27, 2020, between the Company and First Financial Bank.

●	“2021 Term Loan” – Term loan credit agreement, dated as of June 18, 2021, between the Company and Synovus Bank.

●	“Adjusted EBITDA” – Net income (loss) appearing on the Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and other significant items.

●	“Adjusted net income (loss)” – Net income (loss) appearing on the Consolidated Statements of Operations excluding significant non-recurring or non-operational items. Adjusted net income (loss) is also presented on a diluted per share basis.

●	“Current 2025 Term Loan” – Amended and Restated Term loan credit agreement, dated as of June 17, 2026, between the Company and Cendera Bank.

●	“First Quarter 2026” – The 13 weeks ended December 28, 2025.

●	“First Quarter 2025” – The 13 weeks ended December 29, 2024.

●	“Fiscal 2026” – The 52 weeks ending September 27, 2026.

●	“Fiscal 2025” – The 52 weeks ended September 28, 2025.
●	“Fiscal 2024” – The 52 weeks ended September 29, 2024.

●	“Former 2025 Term Loan” – Term loan credit agreement, dated as of September 30, 2024, between the Company and Cendera Bank, N.A.

●	“Fourth Quarter 2025” – The 13 weeks ended September 28, 2025.

●	“GAAP” – Accounting principles generally accepted in the United States.

●	“SEC” – The United States Securities and Exchange Commission.

●	“SOFR” – Secured Overnight Funding Rate.

●	“Second Quarter 2026” — The 13 weeks ended March 29, 2026.

●	“Second Quarter 2025” — The 13 weeks ended March 30, 2025.

●	“Third Quarter 2026” — The 13 weeks ended June 28, 2026.

●	“Third Quarter 2025” — The 13 weeks ended June 29, 2025.

●	“Year-to-Date 2026” — The 39 weeks ended June 28, 2026.

●	“Year-to-Date 2025” — The 39 weeks ended June 29, 2025.

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

Each of our three park locations are located in rural areas. The parks are local attractions in that guests usually drive less than one hour out of their way to visit us. Park guests tend to be residents living within 100 miles of our parks, tourists staying within 100 miles of our parks and tourists driving on a road near our parks. Park guests are groups, almost never individuals and most often families, who seek away-from-home entertainment within driving distance. Management does not believe we compete with in-home entertainment or solo activities and therefore, the market is away-from-home activity seekers within driving distance of our parks. Nearby attractions can be either “complements” to our parks or “substitutes” for our parks. Nearby attractions (such as Callaway Gardens and Great Wolf Lodge near our Georgia Park) increase our attendance because some guests of those attractions visit our parks as part of the same trip.

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

We engaged legal counsel specializing in activist stockholder matters, as well as several other consultants, during this proxy contest. For Year-to-Date 2026 and Year-to-Date 2025, contested proxy and related matters, net was zero and a credit of $670,814. The $670,814 credit for Year-to-Date 2025 consisted of $567,157 of insurance proceeds received under our directors and officers insurance related to this matter during First Quarter 2025. These proceeds were used to pay certain legal bills associated with the contested proxy and related matters. The remaining credit of $103,657 was recognized in Third Quarter 2025 from the reversal of previously accrued contested proxy legal fees that were waived as part of the full settlement of outstanding invoices. See Note 3, Contested Proxy and Related Matters, to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

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

Results of Operations

Fiscal Year. Our fiscal year end is on the Sunday closest to September 30 each year. The fiscal periods in this report are presented as follows, unless the context otherwise requires:

Fiscal Year	Ended	Weeks
2026	September 27, 2026	52
2025	September 28, 2025	52

The following table sets forth, for the periods indicated, selected income statement data.

	For the 13 weeks ended		For the 13 weeks ended
	June 28, 2026		June 29, 2025
	$’s	% of Total Revenue	$’s	% of Total Revenue
Park revenue	$3,424,373	97.9%	$3,397,658	97.7%
Sale of animals	74,930	2.1%	78,262	2.3%
Total revenue	3,499,303	100.0%	3,475,920	100.0%
Cost of sales (exclusive of depreciation and amortization)	481,650	13.8%	401,846	11.6%
Selling, general and administrative	1,838,398	52.5%	1,813,001	52.2%
Depreciation and amortization	220,799	6.3%	230,756	6.6%
Contested proxy and related matters, net	—	0.0%	(103,657)	-3.0%
Other operating expense, net	—	0.0%	13,750	0.4%
Income from operations	958,456	27.4%	1,120,224	32.2%
Other (income), net	(17,454)	-0.5%	(18,345)	-0.5%
Interest expense	45,292	1.3%	53,970	1.5%
Income before income taxes	930,618	26.6%	1,084,599	31.2%
Income tax expense	187,862	5.4%	260,229	7.5%
Net income	$742,756	21.2%	$824,370	23.7%

	For the 39 weeks ended		For the 39 weeks ended
	June 28, 2026		June 29, 2025
	Dollar Amount	% of Total Revenue	Dollar Amount	% of Total Revenue
Park revenue	$7,744,685	98.2%	$7,096,033	97.9%
Sale of animals	144,363	1.8%	152,366	2.1%
Total revenue	7,889,048	100.0%	7,248,399	100.0%
Cost of sales (exclusive of depreciation and amortization)	1,057,260	13.4%	968,507	13.4%
Selling, general and administrative	5,188,647	65.8%	5,135,513	70.9%
Depreciation and amortization	648,051	8.2%	659,619	9.1%
Contested proxy and related matters, net	—	0.0%	(670,814)	-9.3%
Other operating (income) expense, net	(3,799)	0.0%	13,698	0.2%
Income from operations	998,889	12.6%	1,141,876	15.7%
Other (income), net	(59,331)	-0.8%	(57,050)	-0.8%
Interest expense	139,903	1.8%	166,148	2.3%
Income before income taxes	918,317	11.6%	1,032,778	14.2%
Income tax expense	182,077	2.3%	263,129	3.6%
Net income	$736,240	9.3%	$769,649	10.6%

Discussion and Analysis

Consolidated and Segment Results of Operations for Third Quarter 2026 as Compared to Third Quarter 2025

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

In January 2026 we completed a strategic switch to a new ticketing platform provider which we believe improves guest experience while also providing improved functionality and reporting for our park customer service teams. This change had a net neutral impact on our profitability. With this change in January 2026 we started to directly upcharge and collect from customers a transaction processing fee that is included in total Park revenue and included in Other revenue driven costs. Prior to January 2026 we did not directly upcharge for the customer transaction processing fees and therefore the customer transaction processing fees were excluded from total Park revenue and Other revenue driven costs. We did present pro-forma Park revenue excluding transaction processing fees collected from customers for Third Quarter 2026 for comparison to Third Quarter 2025 and for Year-to-Date 2026 compared to Year-to-Date 2025.

The following table shows our consolidated and segment operating results for the 13 weeks ended June 28, 2026 and June 29, 2025:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	For the 13 weeks ended		For the 13 weeks ended		For the 13 weeks ended		For the 13 weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Total revenue	$2,002,395	$1,999,462	$848,357	$656,191	$648,551	$820,267	$3,499,303	$3,475,920
Less significant expense categories: (1)
Cost of animal food, merchandise and food	319,342	231,046	94,850	70,071	67,458	100,729	481,650	401,846
Other revenue driven costs (2)	43,090	40,946	29,456	12,848	19,602	15,462	92,148	69,256
Personnel costs (3)	406,635	381,265	259,093	196,445	154,120	169,849	819,848	747,559
Advertising and marketing	67,162	91,284	51,150	68,690	70,739	91,555	189,051	251,529
Other segment expenses (4)	272,487	266,251	104,729	91,388	112,498	109,141	489,714	466,780
Segment income	893,679	988,670	309,079	216,749	224,134	333,531	1,426,892	1,538,950
Segment operating margin %	44.6%	49.4%	36.4%	33.0%	34.6%	40.7%	40.8%	44.3%

Less:
Unallocated corporate expenses (5)							247,637	277,876
Depreciation and amortization							220,799	230,756
Contested proxy and related matters, net							—	(103,657)
Other operating expense, net							—	13,750
Other (income), net							(17,454)	(18,345)
Interest expense							45,292	53,970
Income before income taxes							$930,618	$1,084,599

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

The following table shows our consolidated and segment Park revenue for the 13 weeks ended June 28, 2026 and June 29, 2025, respectively, along with proforma Park revenue for the 13 weeks ended June 28, 2026:

	For the 13 weeks ended		For the 13 weeks ended
	June 28, 2026	Proforma	June 29, 2025
Georgia	$1,975,395	$1,966,480	$1,980,420
Missouri	833,857	818,897	656,191
Texas	615,121	607,909	761,047
Total Park revenue	$3,424,373	$3,393,286	$3,397,658

Results of Operations

Third Quarter 2026 compared with Third Quarter 2025

Total Revenue and Park Revenue

Total revenue was $3.50 million in Third Quarter 2026, an increase of $23,383 or 0.7%, compared to $3.48 million during Third Quarter 2025. On a pro-forma basis, adjusting for the change to exclude transaction processing fees collected from customers in Park revenue, our total revenue was $3.47 million in Third Quarter 2026, a decrease of $7,704 or 0.2% compared to $3.48 million during Third Quarter 2025.

Park revenue was $3.42 million in Third Quarter 2026, an increase of $26,715 or 0.8%, compared to $3.40 million during Third Quarter 2025. On a pro-forma basis, adjusting for the change to exclude transaction processing fees collected from customers in Park revenue, our Park revenue was $3.39 million in Third Quarter 2026, a decrease of $4,372 or 0.1% compared to $3.40 million during Third Quarter 2025.

Animal sales were $74,930 in Third Quarter 2026, a decrease of $3,332 or 4.3% compared to $78,262 during Third Quarter 2025. The decrease is driven by the timing of animal sales.

Georgia Park revenue was $1.98 million in Third Quarter 2026, a decrease of $5,025 or 0.3% compared to $1.98 million during Third Quarter 2025. The decrease was primarily driven by lower in-park guest spending on vehicle rentals due to fewer vehicles available to guests compared to Third Quarter 2025. On a pro-forma basis, adjusting for the change to exclude customer transaction processing fees in Georgia Park revenue, our Park revenue was $1.97 million in Third Quarter 2026, a decrease of $13,940 or 0.7% compared to $1.98 million during Third Quarter 2025.

Missouri Park revenue was $833,857 in Third Quarter 2026, an increase of $177,666 or 27.1% compared to $656,191 during Third Quarter 2025. The increase in admission revenue was driven by higher attendance compared to the Third Quarter 2025 due to a positive response to community outreach and social media efforts increasing awareness of the park as well as more favorable weather conditions compared to the Third Quarter 2025. In addition, in-park guest spending on animal encounters increased primarily due to the addition and success of the capybara encounter offering, as well as the completion of the new animal encounter building to complement the guest experience for animal encounters. On a pro-forma basis, adjusting for the change to exclude customer transaction processing fees in Missouri Park revenue, our Park revenue was $818,897 in Third Quarter 2026, an increase of $162,706 or 24.8% compared to $656,191 during Third Quarter 2025.

Texas Park revenue was $615,121 in Third Quarter 2026, a decrease of $145,926 or 19.2% compared to $761,047 during Third Quarter 2025. The decrease is primarily due to lower admission revenue and gift shop revenue due to lower overall attendance compared to Third Quarter 2025. The decrease in attendance is primarily driven by the park being open to the public seven days a week for all but the last two weeks of Third Quarter 2025 compared to five days a week throughout the entire Third Quarter 2026. In addition, the marketing mix changed in Third Quarter 2026 which seemed to negatively impact overall attendance. On a pro-forma basis, adjusting for the change to exclude customer transaction processing fees in Texas Park revenue, our Park revenue was $607,909 in Third Quarter 2026, a decrease of $153,138 or 20.1% compared to $761,047 during Third Quarter 2025.

Attendance

Georgia Park attendance increased approximately 0.1% during Third Quarter 2026 compared to Third Quarter 2025.

Missouri Park attendance increased by approximately 8.5% during Third Quarter 2026 compared to Third Quarter 2025 primarily driven by a positive response to community outreach and social media as well as more favorable weather conditions compared to Third Quarter 2025.

Texas Park attendance decreased approximately 40.7% in Third Quarter 2026 compared to Third Quarter 2025. The decrease in attendance is primarily driven by the park being open to the public seven days a week for all but the last two weeks of Third Quarter 2025 compared to five days a week throughout the entire Third Quarter 2026. In addition, the marketing mix changed in Third Quarter 2026 which seemed to negatively impact overall attendance. In Third Quarter 2025 increased attendance was driven by a positive response to new admission pass pricing in early May 2025 and effectiveness of new marketing strategies. The new admission pass pricing offered a safari pass that grants access only to the drive-thru safari and an adventure pass that grants access to both the drive-thru safari and walkabout adventure zoo. In addition, a family four pack was added that grants access to both the drive-thru safari and walkabout adventure zoo.

Significant Expenses

Cost of animal food, merchandise and food

Consolidated cost of animal food, merchandise and food was $481,650 in Third Quarter 2026, an increase of $79,804 or 19.9% compared to $401,846 during Third Quarter 2025. The increase was driven by price increases in resale animal food and increase in non-resale animal food purchases compared to Third Quarter 2025.

Other revenue driven costs

Consolidated other revenue driven costs were $92,148 in Third Quarter 2026, an increase of $22,892 or 33.1% compared to $69,256 during Third Quarter 2025 primarily driven by the additional expense related to the transaction processing fees paid to the new ticketing platform provider that were excluded in Third Quarter 2025. On a pro forma basis, excluding the transaction processing fees paid to the new ticketing platform provider, consolidated other revenue driven costs were $60,498 in Third Quarter 2026, a decrease of $8,758 or 12.6% compared to $69,256 during Third Quarter 2025. Other revenue driven costs during Third Quarter 2026 included a $9,703 cost-plus fee adjustment credit received from our payment processor through our contractual relationship with our new ticketing platform provider.

Personnel costs

Consolidated personnel costs were $819,848 in Third Quarter 2026, an increase of $72,289 or 9.7% compared to $747,559 during Third Quarter 2025. The increase in personnel costs at the Georgia Park and Missouri Park was primarily driven by additional education and zookeeper personnel compared to Third Quarter 2025. In addition, an internal graphic designer and event planner were hired during Fourth Quarter 2025 and a social media content and animal educator was hired later in Second Quarter 2026 for the benefit of all three parks.

Advertising and marketing

Consolidated advertising and marketing expenses were $189,051 in Third Quarter 2026, a decrease of $62,478 or 24.8% compared to $251,529 during Third Quarter 2025. The decrease was driven by lower social media and digital marketing costs.

Other segment expenses

Consolidated other segment expenses were $489,714 in Third Quarter 2026, an increase of $22,934 or 4.9% compared to $466,780 during Third Quarter 2025. The increase was primarily driven by the addition of special events at the parks which are aligned with recognized animal awareness days and major holidays and high traffic weekends, higher park maintenance expense at our Texas park due to costs incurred for flood damage repairs on park grounds and higher animal expenses at our Georgia Park due to the cost of transporting a giraffe from our Missouri Park offset by lower insurance expenses at all three parks.

Segment Income

Consolidated segment income was $1.43 million in Third Quarter 2026, a decrease of $112,058 or 7.3% from $1.54 million during Third Quarter 2025.

Georgia Park segment income was $0.89 million in Third Quarter 2026, a decrease of $94,991 or 9.6% from $0.99 million during Third Quarter 2025. The decrease was primarily driven by an increase in the cost of resale and non-resale animal food and the changes in significant other segment expenses, primarily higher personnel costs, higher animal expenses due to costs incurred to transport a giraffe from our Missouri Park, higher other revenue driven costs, due to the transaction processing fee paid to the new ticketing platform provider, offset by lower advertising and marketing costs and insurance expense compared to Third Quarter 2025.

Missouri Park segment income was $309,079 in Third Quarter 2026, an increase of $92,330 or 42.6% from $216,749 during Third Quarter 2025. The increase was primarily driven by an increase in admission revenue and in-park guest spending on animal encounters offset by changes in significant other segment expenses, primarily higher personnel costs, higher events and promotions expenses, higher animal expenses, and higher other revenue driven costs due to the transaction processing fee paid to the new ticketing platform provider, offset by lower advertising and marketing costs and insurance expense compared to Third Quarter 2025.

Texas Park segment income was $224,134 in Third Quarter 2026, a decrease of $109,397 or 32.8% from $333,531 during Third Quarter 2025. The decrease was primarily driven by a decrease in admission revenue and in-park guest spending in the gift shop due to lower attendance and changes in significant other segment expenses, primarily higher park maintenance expenses due to costs incurred for flood damage repairs on park grounds, higher other revenue driven costs, due to the transaction processing fee paid to the new ticketing platform provider, offset by lower personnel costs, lower advertising and marketing costs and lower travel related costs compared to Third Quarter 2025.

Corporate Expenses

Corporate expenses were $247,637 in Third Quarter 2026, a decrease of $30,239 or 10.9% from $277,876 during Third Quarter 2025 primarily driven by lower professional fees, due to timing of accruals, and lower insurance expense compared to Third Quarter 2025.

Depreciation and Amortization Expense

Depreciation and amortization expense was $220,799 in Third Quarter 2026, a decrease of $9,957 or 4.3% compared to $230,756 during Third Quarter 2025. The decrease was driven by lower depreciation expense for our Texas Park and Missouri Park due to assets becoming fully depreciated offset by higher depreciation expense at the Georgia Park related to the new restroom facility placed in service during Second Quarter 2025.

Contested Proxy and Related Matters, net

Contested proxy and related matters, net was none in Third Quarter 2026 compared to a credit of $103,657 during Third Quarter 2025. The credit in Third Quarter 2025 was from the reversal of previously accrued contested proxy legal fees that were waived as part of the full settlement of outstanding invoices during Third Quarter 2025. See Note 3, Contested Proxy and Related Matters, to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Other Operating (Income) Expense, net

Other operating income, net was none in Third Quarter 2026 compared to other operating expenses, net of $13,750 in Third Quarter 2025. Third Quarter 2025 included a loss on animal exhibit design costs that were abandoned at the Georgia Park.

Other Income, net

Other income, net was $17,454 in Third Quarter 2026, a decrease of $891 from $18,345 during Third Quarter 2025.

Interest Expense

Interest expense was $45,292 in Third Quarter 2026, a decrease of $8,678 from $53,970 or 16.1% during Third Quarter 2025. The decrease was primarily driven by the approximately 75 basis points reduction on the Former 2025 Term Loan variable interest rate compared to Third Quarter 2025 and a decrease in the 2021 Term Loan interest due to lower principal balances.

Income Taxes

We recorded income tax expense for Third Quarter 2026 of $187,862 which resulted in an effective tax rate of 20.2% compared to income tax expense of $260,229 for Third Quarter 2025 which resulted in an effective tax rate of 24.0%. The overall effective tax rate varies from the U.S. federal statutory rate of 21.0% primarily due to Georgia state taxes.

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

Net Income (Loss) and Earnings (Loss) Per Share

As a result of the above factors, Net income was $742,756 and basic and diluted earnings per share of $0.99 in Third Quarter 2026 compared with Net income of $824,370 and basic and diluted earnings per share of $1.09 in Third Quarter 2025.

The following table shows our consolidated and segment operating results for the 39 weeks ended June 28, 2026 and June 29, 2025:

	Georgia Park		Missouri Park		Texas Park		Consolidated
	For the 39 weeks ended		For the 39 weeks ended		For the 39 weeks ended		For the 39 weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Total revenue	$4,327,555	$4,156,567	$1,678,587	$1,320,280	$1,882,906	$1,771,552	$7,889,048	$7,248,399
Less significant expense categories: (1)
Cost of animal food, merchandise and food	619,144	548,029	186,049	154,103	252,067	266,375	1,057,260	968,507
Other revenue driven costs (2)	95,472	83,191	53,271	25,759	52,047	34,875	200,790	143,825
Personnel costs (3)	1,093,093	1,000,819	648,766	524,466	458,836	528,620	2,200,695	2,053,905
Advertising and marketing	249,736	217,519	179,635	154,713	241,467	238,471	670,838	610,703
Other segment expenses (4)	809,533	835,851	304,076	286,912	316,913	354,606	1,430,522	1,477,369
Segment income	1,460,577	1,471,158	306,790	174,327	561,576	348,605	2,328,943	1,994,090
Segment operating margin %	33.8%	35.4%	18.3%	13.2%	29.8%	19.7%	29.5%	27.5%

Less:
Unallocated corporate expenses (5)							685,802	849,711
Depreciation and amortization							648,051	659,619
Contested proxy and related matters, net							—	(670,814)
Other operating expense (income), net							(3,799)	13,698
Other (income), net							(59,331)	(57,050)
Interest expense							139,903	166,148
Income before income taxes							$918,317	$1,032,778

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

The following table shows our consolidated and segment Park revenue for 39 weeks ended June 28, 2026 and June 29, 2025, respectively, along with proforma Park revenue for the 39 weeks ended June 28, 2026:

	For the 39 weeks ended		For the 39 weeks ended
	June 28, 2026	Proforma	June 29, 2025
Georgia	$4,249,081	$4,229,181	$4,102,471
Missouri	1,653,236	1,630,736	1,293,000
Texas	1,842,368	1,827,602	1,700,562
Total Park revenue	$7,744,685	$7,687,519	$7,096,033

Year-to-Date 2026 compared with Year-to-Date 2025

Total Revenue and Park Revenue

Our total revenue was $7.89 million for Year-to-Date 2026, an increase of $640,649 or 8.8%, compared to $7.25 million during Year-to-Date 2025. On a pro-forma basis, adjusting for the change to exclude transaction processing fees collected from customers in Park revenue, our total revenue was $7.83 million for Year-to-Date 2026, an increase of $583,482 or 8.0% compared to $7.25 million during Year-to-Date 2025.

Our total Park revenue was $7.74 million for Year-to-Date 2026, an increase of $648,652 or 9.1%, compared to $7.10 million during Year-to-Date 2025. On a pro-forma basis, adjusting for the change to exclude transaction processing fees collected from customers in Park revenue, our Park revenue was $7.69 million for Year-to-Date 2026, an increase of $591,486 or 8.3% compared to $7.10 million during Year-to-Date 2025.

Animal sales were $144,363 for Year-to-Date 2026, a decrease of $8,003 or 5.3% compared to $152,366 for Year-to-Date 2025 primarily driven by a decrease in animal sales at our Texas Park offset by an increase at our Georgia Park due to timing of animal sales.

Georgia Park revenue was $4.25 million for Year-to-Date 2026, an increase of $146,610 or 3.6% compared to $4.10 million during Year-to-Date 2025. The increase was driven by the increase in attendance primarily due to more favorable weather conditions, especially during the weeks of Thanksgiving and Christmas in First Quarter 2026 compared to Year-to-Date 2025. In addition, in-park guest spending on animal encounters increased due to concerted effort by management to allocate more resources to offer additional animal encounters to the guests, as well as an increase in food service and gift shop revenue due to the higher attendance. On a pro-forma basis, adjusting for the change to exclude customer transaction processing fees in Georgia Park revenue, our Park revenue was $4.23 million for Year-to-Date 2026, an increase of $126,710 or 3.1% compared to $4.10 million during Year-to-Date 2025.

Missouri Park revenue was $1.65 million for Year-to-Date 2026, an increase of $360,236 or 27.9% compared to $1.29 million during Year-to-Date 2025. The increase was driven by higher attendance due to a positive response to community outreach and social media efforts increasing awareness of the park and more favorable weather conditions over the winter months, especially during the week of Christmas in First Quarter 2026, compared to Year-to-Date 2025. In addition, in-park guest spending on animal encounters increased primarily due to the addition and success of the capybara encounter offering not offered in the Year-to-Date 2025, as well as the completion of the new animal encounter building to complement the guest experience for animal encounters. On a pro-forma basis, adjusting for the change to exclude customer transaction processing fees in Missouri Park revenue, our Park revenue was $1.63 million for Year-to-Date 2026, an increase of $337,735 or 26.1% compared to $1.29 million during Year-to-Date 2025.

Texas Park revenue was $1.84 million for Year-to-Date 2026, an increase of $141,806 or 8.3% compared to $1.70 million during Year-to-Date 2025. The increase in revenue was driven by higher admission ticket prices and an increase in in-park guest spending primarily on animal encounters and animal food since Year-to-Date 2025 certain admission packages included animal food and animal encounters in the admission pricing offset by lower gift shop spending due to lower attendance. On a pro-forma basis, adjusting for the change to exclude customer transaction processing fees in Texas Park revenue, our Park revenue was $1.83 million for Year-to-Date 2026, an increase of $127,040 or 7.5% compared to $1.70 million during Year-to-Date 2025.

Attendance

Georgia Park attendance increased approximately 2.0% during Year-to-Date 2026 compared to Year-to-Date 2025.

Missouri Park attendance increased by approximately 11.6% during Year-to-Date 2026 compared to Year-to-Date 2025 primarily driven by a positive response to community outreach and social media efforts increasing awareness of the park and more favorable weather conditions, especially during the week of Christmas, compared to Year-to-Date 2025.

Texas Park provided customers with free admissions promotions on certain days during the Year-to-Date 2025 and we do not believe attendance is comparable to the prior year.

Significant Expenses

Cost of animal food, merchandise and food

Consolidated cost of animal food, merchandise and food was $1.06 million for Year-to-Date 2026, an increase of $88,753 or 9.2% compared to $0.97 million during Year-to-Date 2025. The increase was primarily driven by price increases in resale animal food compared to Year-to-Date 2025.

Other revenue driven costs

Consolidated other revenue driven costs were $200,790 for Year-to-Date 2026, an increase of $56,965 or 39.6% compared to $143,825 during Year-to-Date 2025. The increase was driven by an increase in Park revenue, as well as the additional expense related to the transaction processing fees paid to the new ticketing platform provider that were excluded in Year-to-Date 2025. On a pro forma basis, excluding the transaction processing fees paid to the new ticketing platform provider, consolidated other revenue driven costs were $143,612 for Year-to-Date 2026, a decrease of $213 or 0.1% compared to $143,825 during Year-to-Date 2025. Other revenue driven costs during Year-to-Date 2026 included a $17,248 cost-plus fee adjustment credit received from our payment processor through our contractual relationship with our new ticketing platform provider.

Personnel costs

Consolidated personnel costs were $2.20 million for Year-to-Date 2026, an increase of $146,790 or 7.1% compared to $2.05 million during Year-to-Date 2025. The increase in personnel costs at the Georgia Park and Missouri Park was primarily driven by additional education and zookeeper personnel compared to Year-to-Date 2025 offset by a decrease in personnel costs at the Texas Park due to the park being closed to the public two days a week during Year-to-Date 2026 compared to being open seven days a week for all but the last two weeks of Year-to-Date 2025. In addition, an internal graphic designer and event planner were hired during Fourth Quarter 2025 and a social media content and animal educator was hired later in Second Quarter 2026 for the benefit of all three parks.

Advertising and marketing

Consolidated advertising and marketing expenses were $670,838 for Year-to-Date 2026, an increase of $60,135 or 9.8% compared to $610,703 during Year-to-Date 2025. The Company switched its advertising agency in First Quarter 2025. The new advertising agency recommended a different mix of advertising and marketing strategies that included increased social media and digital marketing spending in Year-to-Date 2026 compared to Year-to-Date 2025.

Other segment expenses

Consolidated other segment expenses were $1.43 million for Year-to-Date 2026, a decrease of $46,847 or 3.2% compared to $1.48 million during Year-to-Date 2025. The decrease was primarily driven by lower insurance and outside services for all three parks, as well as lower park maintenance expenses, due to costs incurred one-time for the demolition of an unoccupied house on the Georgia Park grounds in Year-to-Date 2025. In addition, our Texas Park had lower operating expenses, primarily lower travel related costs, veterinary costs and animal expenses, primarily due to costs related to a limited-term animal insurance policy purchased for transportation of a giraffe compared to Year-to-Date 2025.

Segment Income

Our consolidated segment income was $2.33 million for Year-to-Date 2026, an increase of $334,853 or 16.8% from $1.99 million during Year-to-Date 2025.

Our Georgia Park segment income was $1.46 million for Year-to-Date 2026, a decrease of $10,581 or 0.7% from $1.47 million during Year-to-Date 2025. The increases in Park revenue more than offset the changes in significant other segment expenses, primarily higher personnel and benefit costs, higher advertising and marketing costs, higher animal expenses due to costs incurred to transport a giraffe from our Missouri Park, higher other revenue driven costs, due to the inclusion of the transaction processing fee paid to the new ticketing platform provider, offset by lower park maintenance expense, primarily due to costs incurred one-time for the demolition of an unoccupied house on the Georgia Park grounds during First Quarter 2025, and lower insurance expense and compared to Year-to-Date 2025.

Our Missouri Park segment income was $306,790 for Year-to-Date 2026, an increase of $132,463 or 76.0%, from segment income of $174,327 during Year-to-Date 2025. The increase in admission revenue and in-park guest spending, primarily on animal encounters, more than offset the changes in significant other segment expense, primarily higher personnel costs, advertising and marketing costs, vehicle expenses and other revenue driven costs, due to the inclusion of the transaction processing fee paid to the new ticketing platform provider, offset by lower insurance expense compared to Year-to-Date 2025.

Our Texas Park segment income was $561,576 for Year-to-Date 2026, an increase of $212,971 or 61.1%, from $348,605 during Year-to-Date 2025. The increase is attributed to increased admission revenue and in-park guest spending on animal encounters offset by changes in significant other segment expenses, primarily lower personnel costs, lower insurance and travel related costs offset by an increase in outside services, park maintenance and higher other revenue driven costs, due to the inclusion of the transaction processing fee paid to the new ticketing platform provider, compared to Year-to-Date 2025. In addition, Year-to-Date 2025 included higher animal expenses, primarily due to costs related to a limited-term animal insurance policy purchased for the transportation of a giraffe.

Corporate Expenses

Corporate expenses were $685,802 for Year-to-Date 2026, a decrease of $163,909 or 19.3% compared to $849,711 during Year-to-Date 2025. The decrease was primarily driven by lower professional fees, due to timing of accruals, lower insurance expense, director fee compensation expense and lower personnel costs compared to Year-to-Date 2025.

Depreciation and Amortization Expense

Depreciation and amortization expense was $648,051 for Year-to-Date 2026, a decrease of $11,568 or 1.8% from $659,619 during Year-to-Date 2025. The decrease was driven by lower depreciation expense for our Texas Park and Missouri Park due to assets becoming fully depreciated offset by higher depreciation expense at the Georgia Park related to the new restroom facility placed in service during Second Quarter 2025.

Contested Proxy and Related Matters, net

Contested proxy and related matters, net was none Year-to-Date 2026 compared to a credit of $670,814 during Year-to-Date 2025. The credit in Year-to-Date 2025 was from the receipt of $567,157 insurance proceeds in First Quarter 2025 from our directors and officers insurance policy associated with the contested proxy and related matters. The remaining credit of $103,657 was from the reversal of previously accrued contested proxy legal fees that were waived as part of the full settlement of outstanding invoices during Third Quarter 2025. See Note 3, Contested Proxy and Related Matters, to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report for additional information.

Other Operating (Income) Expense, net

Other operating income, net was $3,799 in Year-to-Date 2026, an increase of $17,497 compared to other operating expense, net of $13,698 during Year-to-Date 2025. The increase was due to higher net gain on disposals of property and equipment during Year-to-Date 2026 compared to Year-to-Date 2025. Year-to-Date 2025 includes the loss on animal exhibit design costs that were abandoned at our Georgia Park.

Other (Income), net

Other income, net was $59,331 for Year-to-Date 2026, an increase of $2,281 or 4.0% from $57,050 during Year-to-Date 2025.

Interest Expense

Interest expense was $139,903 for Year-to-Date 2026, a decrease of $26,245 or 15.8% from $166,148 during Year-to-Date 2025. The decrease was primarily driven by the reduction in the Former 2025 Term Loan variable interest rate of approximately 75 basis points compared to Year-to-Date 2025 and a decrease in the 2021 Term Loan interest due to lower principal balances.

Income Taxes

We recorded income tax expense for Year-to-Date 2026 of $182,077 which resulted in an effective tax rate of 19.8% compared to income tax expense of $263,129 for Year-to-Date 2025 which resulted in an effective tax rate of 25.5%. The overall effective tax rate varies from the U.S. federal statutory rate of 21.0% primarily due to Georgia state taxes.

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

Net Income and Earnings Per Share

As a result of the above factors, Net income was $0.74 million and basic and diluted earnings per share of $0.98 in Year-to-Date 2026 compared with Net income of $0.77 million and basic and diluted earnings per share of $1.02 in Year-to-Date 2025.

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

Adjusted net income (loss) is defined as net income (loss) excluding significant non-recurring or non-operational items as set forth below. While adjusted net income (loss) is a non-GAAP measurement, management believes that it is an important indicator of operating performance and useful to investors. Other significant non-recurring and non-operational items, while periodically affecting our results, may vary significantly from period to period and have disproportionate effects in a given period, which affects comparability of results and are described below:

●	Contested proxy and related matters, net – directors and officers insurance proceeds for the 13 and 39 weeks ended June 29, 2025.

The following table sets forth, for the periods indicated, a reconciliation of Net income (loss) to Adjusted net income (loss) and Adjusted diluted net income (loss) per share:

Unaudited

	For the 13 weeks ended		For the 39 weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income	$742,756	$824,370	$736,240	$769,649
Contested proxy and related matters, net	—	(103,657)	—	(670,814)
Tax impact (1)	—	27,990	—	181,120
Adjusted net income	$742,756	$748,703	$736,240	$279,955
Adjusted diluted net earnings per share	$0.99	$0.99	$0.98	$0.37
Diluted weighted average common shares outstanding	750,001	754,862	751,900	756,467

(1)	The tax impact of adjustments is calculated at the applicable U.S. Federal and State statutory rates.

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

Other significant items, while periodically affecting our results, may vary significantly from period to period and have disproportionate effects in a given period, which affects comparability of results and are described below:

●	Contested proxy and related matters, net – directors and officers insurance proceeds for the 13 and 39 weeks ended June 29, 2025.

●	Net gain or loss on disposal of property and equipment – disposal of property and equipment for the 13 and 39 weeks ended June 28, 2026 and June 29, 2025.

The following table sets forth, for the periods indicated, selected income statement data and a reconciliation of our Net income (loss) to Adjusted EBITDA:

Unaudited

	For the 13 weeks ended		For the 39 weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income	$742,756	$824,370	$736,240	$769,649
Income tax expense	187,862	260,229	182,077	263,129
Interest expense	45,292	53,970	139,903	166,148
Depreciation and amortization	220,799	230,756	648,051	659,619
Contested proxy and related matters, net	—	(103,657)	—	(670,814)
(Gain) loss on disposal of property and equipment, net	—	—	(3,799)	13,698
Adjusted EBITDA	$1,196,709	$1,265,668	$1,702,472	$1,201,429

Financial Condition, Liquidity and Capital Resources

Financial Condition and Liquidity

Our primary sources of liquidity are cash generated by operations and borrowings under our loan agreements. Historically, our slow season starts after Labor Day in September and runs until Spring Break, which typically begins toward the middle to end of March. The first and second quarters of our fiscal year have historically generated negative cash flow, requiring us to use cash generated from prior fiscal years, as well as borrowing on a seasonal basis, to fund operations and prepare our parks for the busy season during the third and fourth quarters of our fiscal year. We expect that our cash on hand and cash flows from operations will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

Our working capital was $3.85 million as of June 28, 2026, compared to $3.28 million as of September 28, 2025. The increase in working capital primarily reflects a reduction in cash used for the payments of other current liabilities, primarily bonuses, accrued professional fees and property taxes, as well as cash used for capital expenditures and scheduled term loan payments.

Total long-term debt, net, including current maturities, as of June 28, 2026 was $2.88 million compared to $3.19 million as of September 28, 2025. The decrease in total long-term debt, net is primarily the result of scheduled term loan principal payments paid during Year-to-Date 2026.

As of June 28, 2026, we had stockholders’ equity of $15.80 million and total loan debt of $2.88 million, resulting in a debt-to-equity ratio of 0.18 to 1.0, compared to stockholders’ equity of $15.27 million and total loan debt of $3.19 million resulting in a debt-to-equity ratio of 0.21 to 1.0 as of September 28, 2025.

Operating Activities

Net cash provided by operating activities increased by $589,685 to $1.47 million during Year-to-Date 2026 from $0.88 million during Year-to-Date 2025. The change in net income and year-over-year changes in working capital, primarily accounts payable, as directors and officers insurance proceeds received in First Quarter 2025 were used to pay down accounts payable associated with the contested proxy and related matters offset by cash used Year-to-Date 2026 for reduction of other current liabilities, contributed to the increase.

Investing Activities

Net cash used in investing activities increased by $219,322 to $538,729 during Year-to-Date 2026 from $319,407 during Year-to-Date 2025. Our investing activity during Year-to-Date 2026 included cash used for capital spending of $545,626. Our investing activity during Year-to-Date 2025 included cash provided of $838,442 from the maturity of short-term investments in certificates of deposit and cash used for capital spending of $1.18 million. The $636,223 decrease in capital spending during Year-to-Date 2026 compared to Year-to-Date 2025 is primarily attributed to the higher capital spending at the Georgia Park during First Quarter 2025 primarily related to the new restroom facility.

Financing Activities

Net cash used in financing activities increased $101,370 to $466,481 during Year-to-Date 2026 from $365,111 during Year-to-Date 2025. Our financing activity during Year-to-Date 2026 was cash used for scheduled term loan principal payments of $299,596, payment of term loan debt modification fees of $14,896 and purchases of treasury stock of $151,989. During Year-to-Date 2025, the 2020 Term Loan was refinanced with the Former 2025 Term Loan during First Quarter 2025 resulting in net cash provided of $110,456 offset by payments of $273,683 for scheduled term loan principal payments and $60,716 for term loan refinancing fees as well as $141,168 for payments of fractional shares for Reverse Forward Stock Split.

Borrowing Agreements

On September 30, 2024, Aggieland-Parks, Inc. completed a refinancing transaction of the Former 2025 Term Loan with Cendera Bank, N.A. The Former 2025 Term Loan provided an original principal amount of $2.5 million, the proceeds of which were used to repay all the indebtedness under the 2020 Term Loan, with interest at a daily adjusted rate equal to the Prime Rate minus 0.5%. The initial interest rate was 7.50%. As of June 16, 2026, the effective interest rate was 6.25%. The Former 2025 Term Loan had a term of 10 years, with a 15-year amortization, and a balloon payment of the outstanding principal balance due September 30, 2034. The initial monthly loan payment was $23,200 and was reduced with the decrease in the effective interest rate to $21,619 as of June 16, 2026. Aggieland-Parks, Inc., paid approximately $60,716 of fees and expenses in connection with the Former 2025 Term Loan.

The Former 2025 Term Loan was secured by substantially all the assets of Aggieland-Parks, Inc., as well as a cash collateral reserve of $2.5 million established by Focused Compounding Fund, L.P., with Cendera Bank, N.A. Geoffrey Gannon and Andrew Kuhn control Focused Compounding Fund, L.P., and each serve on the Board of the Company, and Mr. Gannon serves as the Company’s President. Focused Compounding did not receive a fee or any other benefit in connection with establishing the above-described cash collateral reserve. See Note 4, Long-term Debt to the Consolidated Financial Statements (Unaudited).

On June 17, 2026, the Company, through its wholly owned subsidiary Aggieland Wild Animal – Texas, completed a refinancing transaction with Cendera Bank resulting in the amendment and restatement of the Term Loan Agreement dated September 30, 2024 between Aggieland-Parks, Inc. and Cendera Bank, N.A., predecessor to Cendera Bank (“Current 2025 Term Loan”).

The Current 2025 Term Loan provided a principal balance of $2.33 million and will mature on June 1, 2033. The Current 2025 Term Loan has a term of seven years, with a 25-year amortization, and a balloon payment of the outstanding principal balance due on June 1, 2033. The monthly loan payment will be $16,561.

The applicable interest rate of the Current 2025 Term Loan is based on an adjusted rate equal to the Chicago Mercantile Exchange (“CME”) 1-month term SOFR plus 2.70%. The CME 1-month term SOFR was 3.64% as of June 17, 2026, providing an initial interest rate of 6.34%. As of June 28, 2026, the CME 1-month term SOFR rate was 3.64%. Concurrently, the Company, through its wholly owned subsidiary, Aggieland Wild Animal – Texas entered into a Rate Conversion Agreement with third-party provider, SouthState Bank, N.A., doing business as ARC Fixed Rate Provider, with Cendera Bank acting as servicing agent. The Rate Conversion Agreement is coterminous with the Current 2025 Term Loan and effectively converts the variable adjusted rate interest payments into a fixed rate obligation, resulting in a fixed interest rate of 6.99% over the term of the loan. Aggieland-Parks, Inc. paid $14,896 in fees and expenses in connection with the Current 2025 Term Loan.

The Rate Conversion Agreement, interest rate swap, is designated as a cash flow hedge and the fair value of the derivative is recorded on the Consolidated Balance Sheets at fair value, and changes in fair value qualifying for cash-flow-hedge accounting are recorded in Other comprehensive income (loss) and Accumulated other comprehensive income (loss), with amounts reclassified to interest expense when the hedged interest payments affect earnings.

The Current 2025 Term Loan is secured by substantially all the Aggieland-Parks, Inc.’s assets. Pursuant to the Guaranty Agreement, the Current 2025 Term Loan is guaranteed by the parent company, Parks! America, Inc. The Current 2025 Term Loan refinancing removes the requirement of the cash collateral reserve of $2.5 million established by Focused Compounding Fund, L.P. with Cendera Bank included in the original Term Loan Agreement dated September 30, 2024.

The Guaranty Agreement and Amended and Restated Loan Agreement are subject to certain financial covenants including that, Parks! America, Inc., as guarantor, and Aggieland Parks, Inc., as borrower, independently maintain a minimum Debt Service Coverage Ratio of at least 1.20 to 1.00 on a trailing twelve-month basis. Both the Guaranty Agreement and Amended and Restated Loan Agreement contain certain affirmative covenants, including, among other things, reporting requirements such as delivery of financial statements, federal or state income tax filings and such other reports.

The outstanding balance of the Current 2025 Term Loan was $2.33 million and the Former 2025 Term Loan was $2.41 million as of June 28, 2026 and September 28, 2025, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Parks! America, Inc. (the “Registrant”) maintains “disclosure controls and procedures,” as such term is defined under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) in Rule 13a-15(e) promulgated thereunder, that are designed to ensure that information required to be disclosed in the Registrant’s Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Registrant’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Registrant’s management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended June 28, 2026 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents a month-to-month summary of information with respect to purchases of common stock made during Third Quarter 2026 pursuant to the 2025 Share Repurchase Program announced on December 17, 2025:

Period	Total Number of Shares Purchased (1)	Average Price per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (3)
March 30, 2026 - April 26, 2026	1,760	$39.11	1,760	72,240
April 27, 2026 - May 24, 2026	1,108	$39.22	1,108	71,132
May 25, 2026 - June 28, 2026	—	$—	—	71,132
Total	2,868	$39.15	2,868

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 28, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.1

Amended and Restated Promissory Note, dated June 17, 2026, between Aggieland-Parks, Inc. and Cendera Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2026).

10.2	Exhibit A to Promissory Note Rate Conversion Agreement, dated June 17, 2026, between ARC Fixed Rate Provider and Aggieland Parks, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2026).

10.3	Guaranty (Payment and Performance) Agreement, dated June 17, 2026, between Parks! America, Inc. and Cendera Bank (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2026).

10.4	Annex I to First Modification of Loan Agreement between Aggieland-Parks, Inc. and Cendera Bank. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2026).

10.5***	Offer Letter from Parks! America, Inc. to Geoff Gannon relating to employment, dated April 7, 2026. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2026).

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
***	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKS! AMERICA, INC.

August 7, 2026	By:	/s/ Geoffrey Gannon
Geoffrey Gannon
President
(Principal Executive Officer)

	By:	/s/ Rebecca S. McGraw
Rebecca S. McGraw
Chief Financial Officer
(Principal Financial Officer)

